Form 10-Q
period 1999-09-30
WILLIAMS COMMUNICATIONS GROUP INC
filed 1999-11-12
CIK 1044583

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(MARK ONE)

     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
   FOR THE TRANSITION PERIOD FROM                     TO

                          COMMISSION FILE NO. 1-15343

                      WILLIAMS COMMUNICATIONS GROUP, INC.
             (Exact name of registrant as specified in its charter)

                                                                73-1462856
                  DELAWARE                                     (IRS Employer
          (State of Incorporation)                        Identification Number)

             ONE WILLIAMS CENTER
               TULSA, OKLAHOMA                                     74172
  (Address of principal executive officer)                      (Zip Code)

                 Registrant's Telephone Number: (918) 573-2000
                                   NO CHANGE
   (Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                    CLASS                             OUTSTANDING AT OCTOBER 29, 1999
    Class A Common Stock, $0.01 par value                    68,164,496 Shares
    Class B Common Stock, $0.01 par value                   395,434,965 Shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      WILLIAMS COMMUNICATIONS GROUP, INC.

                                     INDEX

PART I. CONDENSED FINANCIAL INFORMATION

                                                              PAGE
                                                              ----
ITEM 1.  CONDENSED FINANCIAL STATEMENTS
     Condensed Consolidated Statements of
      Operations -- Three and Nine Months Ended September
      30, 1999 and 1998.....................................    2
     Condensed Consolidated Balance Sheets -- September 30,
      1999 and December 31, 1998............................    3
     Condensed Consolidated Statements of Cash Flows -- Nine
      Months Ended September 30, 1999 and 1998..............    4
     Notes to Condensed Consolidated Financial Statements...    5
  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS....................   15
  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
     MARKET RISK............................................   27

PART II.  OTHER INFORMATION
  ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS........   29

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................   29

     Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Williams Communications Group, Inc. believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be achieved. Such statements are made in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in Williams Communications Group, Inc.'s Form S-1.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                  -------------------   -----------------------
                                                    1999       1998        1999         1998
                                                  --------   --------   ----------   ----------
                                                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
Revenues (Note 3)..............................   $498,340   $423,120   $1,499,479   $1,224,846
Operating expenses:
  Cost of sales................................    391,338    308,552    1,157,080      895,790
  Selling, general and administrative..........    137,732    120,717      402,584      327,713
  Provision for doubtful accounts..............      5,318      2,756       17,128        5,452
  Depreciation and amortization................     34,226     21,359       96,338       62,118
  Other (Note 4)...............................        444     29,628       27,357       30,661
                                                  --------   --------   ----------   ----------
          Total operating expenses.............    569,058    483,012    1,700,487    1,321,734
                                                  --------   --------   ----------   ----------
Loss from operations (Note 3)..................    (70,718)   (59,892)    (201,008)     (96,888)
Interest accrued...............................    (29,601)    (4,966)     (58,634)     (11,216)
Interest capitalized...........................      6,953      4,948       15,751        9,504
Equity losses (Note 3).........................     (9,465)    (5,290)     (28,147)      (8,029)
Investing income (loss)........................        (33)       266        4,729        1,533
Minority interest in (income) loss of
  subsidiaries.................................      7,936      1,142       19,208       (3,762)
Other income (loss), net.......................        165         83         (593)          39
                                                  --------   --------   ----------   ----------
Loss before income taxes.......................    (94,763)   (63,709)    (248,694)    (108,819)
(Provision) benefit for income taxes (Note
  5)...........................................      8,850      1,792      (36,984)       2,975
                                                  --------   --------   ----------   ----------
Net loss.......................................   $(85,913)  $(61,917)  $ (285,678)  $ (105,844)
                                                  ========   ========   ==========   ==========
Basic and diluted loss per share (Note 6):
  Net loss.....................................   $   (.22)  $   (.16)  $     (.72)  $     (.27)
  Weighted average shares outstanding..........    395,435    395,435      395,435      395,435

                            See accompanying notes.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

(Dollars in thousands, except share amounts)

                                                                    AS OF                AS OF
                                                              SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                                              ------------------   -----------------
ASSETS
Current assets:
  Cash and cash equivalents.................................      $  118,949          $   42,004
  Receivables less allowance of $36,881 ($23,576 in 1998)...         657,682             491,871
  Due from affiliates.......................................              --               3,881
  Costs and estimated earnings in excess of billings........         165,184             185,922
  Inventories...............................................         115,493              67,699
  Deferred income taxes (Note 5)............................          93,220              23,829
  Other (Note 4)............................................          27,233              26,198
                                                                  ----------          ----------
Total current assets........................................       1,177,761             841,404
Investments.................................................         563,181             265,217
Property, plant and equipment, net of accumulated
  depreciation of $237,607 ($183,869 in 1998)...............       1,386,666             712,404
Goodwill and other intangibles, net of accumulated
  amortization of $94,573 ($81,882 in 1998).................         359,092             430,557
Other assets and deferred charges...........................         173,912              88,964
                                                                  ----------          ----------
          Total assets......................................      $3,660,612          $2,338,546
                                                                  ==========          ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable..........................................      $  231,009          $  269,736
  Due to affiliates.........................................          44,689              38,372
  Deferred revenue..........................................         135,904              67,228
  Accrued liabilities.......................................         153,988             131,448
  Billings in excess of costs and estimated earnings........          48,569              49,434
  Long-term debt due within one year (Note 8):
     Affiliates.............................................           8,340                 138
     Third parties..........................................             289                 690
                                                                  ----------          ----------
Total current liabilities...................................         622,788             557,046
Long-term debt (Note 8):
  Affiliates................................................         788,660             620,710
  Third parties.............................................       1,126,290               3,020
Deferred income taxes (Note 5)..............................         144,765              29,417
Other liabilities...........................................          30,522              10,595
Minority interest in subsidiaries...........................         131,730             110,076
Stockholder's equity:
  Class A common stock, $0.01 par value, 1 billion shares
     authorized, no shares issued in 1999 or 1998 (Note
     2).....................................................              --                  --
  Class B common stock, $0.01 par value, 500 million shares
     authorized, 395.4 million shares issued in 1999 and
     1998 (Note 2)..........................................           3,954               3,954
  Capital in excess of par value............................       1,391,935           1,295,918
  Accumulated deficit.......................................        (602,838)           (316,896)
  Accumulated other comprehensive income (Note 9)...........          22,806              24,706
                                                                  ----------          ----------
          Total stockholder's equity........................         815,857           1,007,682
                                                                  ----------          ----------
          Total liabilities and stockholder's equity........      $3,660,612          $2,338,546
                                                                  ==========          ==========

                            See accompanying notes.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                               -----------------------
                                                                  1999         1998
                                                               -----------   ---------
                                                                   (IN THOUSANDS)
OPERATING ACTIVITIES
Net loss....................................................   $  (285,678)  $(105,844)
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation..............................................        72,934      41,857
  Amortization of goodwill and other intangibles............        23,404      20,261
  Provision (benefit) for deferred income taxes.............        35,805      (4,468)
  Provision for loss on property............................        26,792          --
  Provision for loss on investment..........................            --      23,150
  Provision for doubtful accounts...........................        17,128       5,452
  Equity losses.............................................        28,147       8,029
  Minority interest in income (loss) of subsidiaries........       (19,208)      3,762
  Cash provided (used) by changes in:
    Receivables sold........................................       (33,767)      3,648
    Receivables.............................................      (160,269)    (97,486)
    Costs and estimated earnings in excess of billings......        20,738     (11,832)
    Inventories.............................................       (47,056)      4,890
    Other current assets....................................          (860)     (8,257)
    Accounts payable........................................        47,081      39,337
    Deferred revenue........................................        68,676      24,971
    Accrued liabilities.....................................         1,094      (5,994)
    Billings in excess of costs and estimated earnings......          (865)    (39,717)
    Due to/from affiliates..................................         7,970     129,105
    Other...................................................        26,713     (17,558)
                                                               -----------   ---------
Net cash provided by (used) in operating activities.........      (171,221)     13,306
FINANCING ACTIVITIES
Proceeds from long-term debt................................     2,377,901          --
Payments on long-term debt..................................    (1,246,049)   (126,158)
Debt issuance costs.........................................       (21,963)         --
Capital contributions from parent...........................        91,290     148,633
Contribution to subsidiary from minority interest
  shareholders..............................................        35,523          --
Changes due to/from affiliates..............................       169,490     517,533
                                                               -----------   ---------
Net cash provided by financing activities...................     1,406,192     540,008
INVESTING ACTIVITIES
Property, plant and equipment:
  Capital expenditures......................................      (952,477)   (358,269)
  Proceeds from sales and dark fiber transactions...........        52,048       1,374
Purchase of investments.....................................      (307,049)   (184,773)
Acquisitions of businesses, net of cash acquired............            --      12,604
Proceeds from sale of business..............................        49,452          --
Other.......................................................            --       8,920
                                                               -----------   ---------
Net cash used in investing activities.......................    (1,158,026)   (520,144)
                                                               -----------   ---------
Increase in cash and cash equivalents.......................        76,945      33,170
Cash and cash equivalents at beginning of period............        42,004      11,290
                                                               -----------   ---------
Cash and cash equivalents at end of period..................   $   118,949   $  44,460
                                                               ===========   =========

                            See accompanying notes.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. GENERAL

     The accompanying interim consolidated financial statements of Williams Communications Group, Inc. ("WCG") do not include all notes in annual financial statements and therefore should be read in conjunction with WCG's Form S-1. The accompanying financial statements have not been audited by independent auditors but include all normal recurring adjustments, which, in the opinion of WCG's management, are necessary to present fairly its financial position at September 30, 1999, results of operations for the three and nine months ended September 30, 1999 and 1998, and cash flows of the nine months ended September 30, 1999 and 1998.

2. BASIS OF PRESENTATION

     In April 1999, WCG filed a registration statement with the Securities and Exchange Commission for an initial equity offering along with a registration statement for high yield public debt. The registration statements were declared effective in September 1999. Proceeds from the offerings were received in October 1999 and consisted of approximately $1.94 billion from the debt offering and approximately $1.48 billion from the equity offering. In connection with the equity offering, WCG converted its existing 1,000 shares of common stock outstanding to 395,434,965 shares of newly created Class B common stock. The equity offering sold 68,104,451 Class A common shares. Because the closings and receipt of cash from both offerings occurred in October 1999, as of September 30, 1999, WCG's equity ownership was represented by 395,434,965 shares, all of which were owned by The Williams Companies, Inc. ("Williams"). Included in the equity offering proceeds were amounts from concurrent investors as follows: SBC Communications of $438.5 million for a 4.36% ownership in WCG, $200 million from Intel for a 2.0% ownership in WCG and $100 million from Telefonos de Mexico for a 1.0% ownership in WCG. The remaining equity proceeds received represent a 7.34% ownership. Williams retained an 85.3% ownership. The proceeds from the offerings are to be used to develop and light the WCG network and repay portions of debt. In addition, the proceeds will be used to fund operating losses, for working capital and for other general corporate purposes.

     WCG is organized into three operating segments as follows: (1) Network, which includes fiber optic construction, transmission and management services,
(2) Solutions, which includes distribution and integration of communications equipment for voice and data networks and (3) Strategic Investments, which includes Vyvx services (video, advertising distribution, and other multimedia transmission services via terrestrial and satellite links for the broadcast industry), audio and video conferencing services and closed circuit video broadcasting services for businesses (see Note 4 below) and investments in domestic and foreign communications companies.

     Effective January 1, 1999, the segments previously known as Applications and Strategic Investments were combined as they are now collectively managed and reported under the name of Strategic Investments.

     Certain prior year amounts have been reclassified to conform with the 1999 presentation.

3. SEGMENT DISCLOSURES

     WCG adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," during the fourth quarter of 1998. SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers.

     WCG evaluates performance based upon segment profit or loss from operations which includes revenues from external and internal customers, equity earnings or losses, operating costs and expenses, and depreciation and amortization and excludes allocated charges from parent. Intercompany sales are generally accounted for as if the sales were to unaffiliated third parties, that is, at current market prices.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

     The following table presents certain financial information concerning WCG's reportable segments.

                                                                     STRATEGIC
                                             NETWORK    SOLUTIONS   INVESTMENTS   ELIMINATIONS    TOTAL
                                             --------   ---------   -----------   ------------   --------
                                                                    (IN THOUSANDS)
THREE MONTHS ENDED SEPTEMBER 30, 1999
Revenues:
  External customers:
     Dark fiber............................  $  9,354   $      --   $        --   $         --   $  9,354
     Capacity and other....................    62,510          --        63,930             --    126,440
     New systems sales and upgrades........        --     214,688            --             --    214,688
     Maintenance and customer service
       orders..............................        --     138,505            --             --    138,505
     Other.................................        --       4,624            --             --      4,624
                                             --------   ---------   -----------   ------------   --------
  Total external customers.................    71,864     357,817        63,930             --    493,611
  Affiliates...............................     3,542       1,187            --             --      4,729
  Intercompany.............................    10,628          --            47        (10,675)        --
                                             --------   ---------   -----------   ------------   --------
          Total segment revenues...........  $ 86,034   $ 359,004   $    63,977   $    (10,675)  $498,340
                                             ========   =========   ===========   ============   ========
Cost of sales:
  Dark fiber...............................  $  2,464   $      --   $        --   $         --   $  2,464
  Capacity and other.......................    85,371          --        42,123             --    127,494
  New systems sales and upgrades...........        --     160,442            --             --    160,442
  Maintenance and customer service
     orders................................        --      70,114            --             --     70,114
  Indirect operating and maintenance.......        --      30,824            --             --     30,824
  Intercompany.............................        --       2,478         8,197        (10,675)        --
                                             --------   ---------   -----------   ------------   --------
          Total cost of sales..............  $ 87,835   $ 263,858   $    50,320   $    (10,675)  $391,338
                                             ========   =========   ===========   ============   ========
Segment loss:
  Loss from operations.....................  $(43,834)  $ (13,091)  $   (13,793)  $         --   $(70,718)
  Equity earnings (losses).................       127          --        (9,592)            --     (9,465)
  Add back-allocated charges from
     Williams..............................       964       2,141           241             --      3,346
                                             --------   ---------   -----------   ------------   --------
          Total segment loss...............  $(42,743)  $ (10,950)  $   (23,144)  $         --   $(76,837)
                                             ========   =========   ===========   ============   ========
Depreciation and amortization..............  $ 13,933   $  12,051   $     8,242   $         --   $ 34,226

                      WILLIAMS COMMUNICATIONS GROUP, INC.

                                                                STRATEGIC
                                        NETWORK    SOLUTIONS   INVESTMENTS   ELIMINATIONS    TOTAL
                                        --------   ---------   -----------   ------------   --------
                                                               (IN THOUSANDS)
THREE MONTHS ENDED SEPTEMBER 30, 1998
Revenues:
  External customers:
     Capacity and other...............  $ 19,339   $     --     $ 57,251       $     --     $ 76,590
     New systems sales and upgrades...        --    209,906           --             --      209,906
     Maintenance and customer service
       orders.........................        --    133,202           --             --      133,202
     Other............................        --        912                          --          912
                                        --------   --------     --------       --------     --------
  Total external customers............    19,339    344,020       57,251             --      420,610
  Affiliates..........................     1,637        873           --             --        2,510
  Intercompany........................    12,510         --          130        (12,640)          --
                                        --------   --------     --------       --------     --------
Total segment revenues................  $ 33,486   $344,893     $ 57,381       $(12,640)    $423,120
                                        ========   ========     ========       ========     ========
Cost of sales:
     Capacity and other...............  $ 30,597   $     --     $ 34,850       $     --     $ 65,447
     New systems sales and upgrades...        --    135,529           --             --      135,529
     Maintenance and customer service
       orders.........................        --     72,740           --             --       72,740
     Indirect operating and
       maintenance....................        --     34,836           --             --       34,836
     Intercompany.....................        65      2,403       10,172        (12,640)          --
                                        --------   --------     --------       --------     --------
Total cost of sales...................  $ 30,662   $245,508     $ 45,022       $(12,640)    $308,552
                                        ========   ========     ========       ========     ========
Segment loss:
  Loss from operations................  $(11,389)  $ (3,424)    $(45,079)      $     --     $(59,892)
  Equity losses.......................        --         --       (5,290)            --       (5,290)
  Add back-allocated charges from
     Williams.........................       398      2,236          588             --        3,222
                                        --------   --------     --------       --------     --------
Total segment loss....................  $(10,991)  $ (1,188)    $(49,781)      $     --     $(61,960)
                                        ========   ========     ========       ========     ========
Depreciation and amortization.........  $  3,257   $  9,540     $  8,562       $     --     $ 21,359

                      WILLIAMS COMMUNICATIONS GROUP, INC.

                                                                   STRATEGIC
                                          NETWORK    SOLUTIONS    INVESTMENTS   ELIMINATIONS     TOTAL
                                          --------   ----------   -----------   ------------   ----------
                                                                  (IN THOUSANDS)
NINE MONTHS ENDED SEPTEMBER 30, 1999
Revenues:
  External customers:
     Dark fiber.........................  $ 81,281   $       --    $      --      $     --     $   81,281
     Capacity and other.................   159,365           --      197,135            --        356,500
     New systems sales and upgrades.....        --      618,506           --            --        618,506
     Maintenance and customer service
       orders...........................        --      409,936           --            --        409,936
     Other..............................        --       19,772           --            --         19,772
                                          --------   ----------    ---------      --------     ----------
  Total external customers..............   240,646    1,048,214      197,135            --      1,485,995
  Affiliates............................    10,202        3,282           --            --         13,484
  Intercompany..........................    32,575           --          311       (32,886)            --
                                          --------   ----------    ---------      --------     ----------
Total segment revenues..................  $283,423   $1,051,496    $ 197,446      $(32,886)    $1,499,479
                                          ========   ==========    =========      ========     ==========
Costs of sales:
  Dark fiber............................  $ 56,653   $       --    $      --      $     --     $   56,653
  Capacity and other....................   217,040           --      125,666            --        342,706
  New systems sales and upgrades........        --      454,681           --            --        454,681
  Maintenance and customer service
     orders.............................        --      213,619           --            --        213,619
  Indirect operating and maintenance....        --       89,421           --            --         89,421
  Intercompany..........................        --        7,834       25,052       (32,886)            --
                                          --------   ----------    ---------      --------     ----------
Total cost of sales.....................  $273,693   $  765,555    $ 150,718      $(32,886)    $1,157,080
                                          ========   ==========    =========      ========     ==========
Segment loss:
  Loss from operations..................  $(89,210)  $  (34,038)   $ (77,760)     $     --     $ (201,008)
  Equity earnings (losses)..............       127           --      (28,274)           --        (28,147)
  Add back-allocated charges from
     Williams...........................     2,828        6,278          865            --          9,971
                                          --------   ----------    ---------      --------     ----------
Total segment loss......................  $(86,255)  $  (27,760)   $(105,169)     $     --     $ (219,184)
                                          ========   ==========    =========      ========     ==========
Depreciation and amortization...........  $ 27,414   $   34,737    $  34,187      $     --     $   96,338

                      WILLIAMS COMMUNICATIONS GROUP, INC.

                                                                  STRATEGIC
                                         NETWORK    SOLUTIONS    INVESTMENTS   ELIMINATIONS     TOTAL
                                         --------   ----------   -----------   ------------   ----------
                                                                 (IN THOUSANDS)
NINE MONTHS ENDED SEPTEMBER 30, 1998
Revenues:
  External customers:
     Capacity and other................  $ 42,621   $       --    $159,589       $     --     $  202,210
     New systems sales and upgrades....        --      589,703          --             --        589,703
     Maintenance and customer service
       orders..........................        --      422,535          --             --        422,535
     Other.............................        --        2,238          --             --          2,238
                                         --------   ----------    --------       --------     ----------
  Total external customers.............    42,621    1,014,476     159,589             --      1,216,686
  Affiliates...........................     5,647        2,513          --             --          8,160
  Intercompany.........................    37,260           --         404        (37,664)            --
                                         --------   ----------    --------       --------     ----------
Total segment revenues.................  $ 85,528   $1,016,989    $159,993       $(37,664)    $1,224,846
                                         ========   ==========    ========       ========     ==========
Cost of sales:
     Capacity and other................  $ 71,426   $       --    $ 98,674       $     --     $  170,100
     New systems sales and upgrades....        --      402,264          --             --        402,264
     Maintenance and customer service
       orders..........................        --      234,733          --             --        234,733
     Indirect operating and
       maintenance.....................        --       88,693          --             --         88,693
     Intercompany......................       204        6,853      30,607        (37,664)            --
                                         --------   ----------    --------       --------     ----------
Total cost of sales....................  $ 71,630   $  732,543    $129,281       $(37,664)    $  895,790
                                         ========   ==========    ========       ========     ==========
Segment loss:
  Loss from operations.................  $(26,536)  $    9,223    $(79,575)      $     --     $  (96,888)
  Equity losses........................        --           --      (8,029)            --         (8,029)
  Add back-allocated charges from
     Williams..........................     1,184        7,402       1,509             --         10,095
                                         --------   ----------    --------       --------     ----------
Total segment loss.....................  $(25,352)  $   16,625    $(86,095)      $     --     $  (94,822)
                                         ========   ==========    ========       ========     ==========
Depreciation and amortization..........  $  8,392   $   28,242    $ 25,484       $     --     $   62,118

                                                                      TOTAL ASSETS
                                                              ----------------------------
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
Network.....................................................   $1,565,100      $  727,119
Solutions...................................................    1,054,131         967,948
Strategic Investments.......................................    1,041,381         643,479
                                                               ----------      ----------
          Total.............................................   $3,660,612      $2,338,546
                                                               ==========      ==========

4. ASSET SALES AND WRITE-OFFS

     During the second quarter of 1999, management determined that the businesses within Strategic Investments that provided audio and video conferencing services and closed-circuit video broadcasting services for businesses were held for sale. On June 30, 1999, WCG signed an agreement, which closed effective July 31, 1999, with Genesys, S.A. to sell its business which provides audio and video conferencing services. In addition, on July 31, 1999, WCG signed and closed an agreement with Cyberstar L.P. to sell its business which provides closed-circuit video broadcasting services for businesses. The proceeds from these transactions

                      WILLIAMS COMMUNICATIONS GROUP, INC.

total approximately $50 million. In the second quarter of 1999, WCG recognized a pre-tax loss of $26.7 million consisting of a $22.8 million impairment of the assets to fair value based on the expected net sales proceeds and exit costs of $3.9 million consisting of $2.8 million of contractual obligations and $1.1 million of employee-related costs related to the sales of the businesses. These transactions resulted in an income tax provision of approximately $7.9 million, which reflects the impact of goodwill not deductible for tax purposes. Loss from operations related to the assets for the three months ended September 30, 1999 and 1998 were $.9 million and $4.9 million, respectively and loss from operations for the nine months ended September 30, 1999 and 1998 were $10.2 million and $14.8 million, respectively.

     Included in the third quarter of 1998 in other operating expenses as part of Strategic Investments' segment loss is a $23.2 million loss related to abandoning an investment in a venture involved in the technology and transmission of business information for news and educational purposes. The loss occurred as a result of WCG's re-evaluation and decision to exit the venture as WCG decided against making further investments in the venture. WCG abandoned its entire ownership interest in the venture in 1998. The loss primarily consists of $17.0 million from writing off the entire carrying amount of the investment and $5.0 million from the recognition of contractual obligations that will continue after the abandonment. WCG's share of losses from the venture accounted for under the equity method were $1.0 million and $3.7 million for the three and nine months ended September 30, 1998, respectively.

5. PROVISION (BENEFIT) FOR INCOME TAXES

     WCG's operations are included in Williams' consolidated federal income tax return. WCG has a tax sharing agreement with Williams under which the amount of federal income taxes allocated to WCG is generally determined as though WCG were filing a separate federal consolidated income tax return. Under the terms of the tax sharing agreement, any loss or other similar tax attribute realized for periods prior to the initial public offering will be allocated solely to Williams. WCG will be responsible for any taxes resulting to Williams if the loss or similar tax attribute is reduced by audit or otherwise.

     The provision (benefit) for income taxes for the three and nine months ended September 30, 1999 and 1998 includes:

                                               THREE MONTHS ENDED    NINE MONTHS ENDED
                                                  SEPTEMBER 30,        SEPTEMBER 30,
                                               -------------------   -----------------
                                                1999        1998      1999      1998
                                               -------     -------   -------   -------
                                                           (IN THOUSANDS)
Current:
  Federal....................................  $    --     $    --   $    --   $    --
  State......................................      175          50       185        89
  Foreign....................................   (1,797)        818       994     1,404
                                               -------     -------   -------   -------
                                                (1,622)        868     1,179     1,493
Deferred:
  Federal....................................   (2,685)     (1,970)   29,633    (3,283)
  State......................................   (4,543)       (690)    6,172    (1,185)
                                               -------     -------   -------   -------
                                                (7,228)     (2,660)   35,805    (4,468)
                                               -------     -------   -------   -------
          Total provision (benefit)..........  $(8,850)    $(1,792)  $36,984   $(2,975)
                                               =======     =======   =======   =======

     The tax benefit for the three and nine months ended September 30, 1998 is significantly less than applying the federal statutory rate to the pre-tax loss primarily due to tax losses allocated solely to Williams under the tax sharing agreement.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

     The tax benefit for the three months ended September 30, 1999 is significantly less than applying the federal statutory rate to the pre-tax loss primarily due to tax losses allocated solely to Williams under the tax sharing agreement and the impact of net foreign losses not deductible for tax purposes.

     The tax provision of the nine months ended September 30, 1999 is significantly more than the benefit expected from applying the federal statutory rate to the pre-tax loss primarily due to tax losses allocated solely to Williams under the tax sharing agreement, state income taxes and the impact of net foreign losses and goodwill not deductible for tax purposes. The goodwill related to assets impaired during the second quarter 1999 (see Note 4).

6. LOSS PER SHARE

     Basic loss per share was computed using the 395,434,965 shares that were outstanding at September 30, 1999 for all periods presented as the 1,000 shares previously outstanding were converted to Class B common stock in September 1999 (see Note 2). Diluted loss per share was the same as the basic calculation as any stock options outstanding at September 30, 1999 would be antidilutive.

     Pro-forma loss per share would have been $0.19 and $0.13 for the three months ended September 30, 1999 and 1998, respectively, and $0.62 and $0.23 for the nine months ended September 30, 1999 and 1998. Pro-forma loss per share was computed giving effect to 463,539,416 shares of common stock outstanding after completion of the equity offering in October 1999 (see Note 2). Diluted loss per share was the same as the basic calculation as any stock options outstanding at September 30, 1999 would be antidilutive.

7. RECENT ACCOUNTING STANDARDS

     In June 1999, the Financial Accounting Standards Board (FASB) issued Interpretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66." The interpretation is effective for sales of real estate with property improvements or integral equipment entered into after June 30, 1999. Under this interpretation, dark fiber is considered integral equipment and accordingly title must transfer to a lessee in order for a lease transaction to be accounted for as a sales-type lease. After June 30, 1999, the effective date of FASB Interpretation No. 43, sales-type lease accounting is no longer appropriate for dark fiber leases and therefore these transactions will be accounted for as operating leases unless title to the fibers under lease transfers to the lessee or the agreement was entered into prior to June 30, 1999.

8. LONG-TERM DEBT

  Affiliates

     Long-term debt due to affiliates as of September 30, 1999 and December 31, 1998 consists of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
Williams note...............................................    $788,110        $614,343
Other.......................................................       8,890           6,505
                                                                --------        --------
                                                                 797,000         620,848
Current maturities..........................................       8,340             138
                                                                --------        --------
Long-term debt..............................................    $788,660        $620,710
                                                                ========        ========

                      WILLIAMS COMMUNICATIONS GROUP, INC.

  Williams note

     WCG has historically received capital contributions and interest-bearing advances from Williams in order to fund operations. On September 8, 1999, previous non-capital borrowings from Williams were converted into a seven-year note payable bearing interest at an annual rate based upon WCG's credit rating. At September 30, 1999, the outstanding borrowings from Williams were $788 million and the interest rate was LIBOR plus 2.25%, or 7.63%. Of the total borrowings from Williams, $6.25 million has been classified as current at September 30, 1999 as quarterly principal payments begin July 1, 2000, with no less than $25 million payable in any fiscal year. After the completion of the offerings in October 1999, WCG subsequently re-characterized $200 million of Williams capital contributions to the Williams note resulting in approximately $1 billion in borrowings from Williams.

  Third parties

     Long-term debt (excluding amounts due to affiliates) as of September 30, 1999 and December 31, 1998 consists of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
Short-term loan facility....................................   $  625,000        $   --
Long-term credit facility, variable rate payable through
  2006......................................................      500,000            --
Other.......................................................        1,579         3,710
                                                               ----------        ------
                                                                1,126,579         3,710
Current maturities..........................................          289           690
                                                               ----------        ------
Long-term debt..............................................   $1,126,290        $3,020
                                                               ==========        ======

  Short-term loan facility

     In September 1999, WCG entered into a $750 million short-term loan facility with its underwriters. As of September 30, 1999, WCG had borrowed $625 million all of which was repaid in October 1999 upon the completion of WCG's debt and equity offerings. The interest rate on this facility was the same as the long-term credit facility described below.

  Long-term credit facility

     In September 1999, Williams Communications, Inc. ("WCI"), the wholly owned operating subsidiary of WCG, entered into a $1.05 billion credit facility with various banks. The credit facility consists of a $525 million seven-year senior multi-draw amortizing term loan facility and a $525 million six-year senior reducing revolving credit facility. WCG (through WCI) may borrow under the term loan facility during a one-year period beginning on the commencement date of the credit facility and may borrow under the revolving credit facility throughout its six-year term. The loans bear interest based on WCG's credit ratings. The current rate of interest is LIBOR plus 2.25%, or 7.63%. As of September 30, 1999, WCG had borrowed $500 million all of which was repaid in October 1999 upon completion of the debt and equity offerings.

     Term loans must be repaid beginning in the fourth year of the term loan facility: 15% of the term loans must be repaid during the fourth year, 25% during the fifth year, 30% during the sixth year and 30% during the seventh year. The commitments under the revolving credit facility will be permanently reduced by 20% in the fourth year, by 30% in the fifth year, and by 50% in the sixth year. WCG must repay amounts borrowed under the revolving credit facility to the extent these amounts are in excess of the remaining commitments. In addition, WCG is required to ratably prepay the term loans or reduce its revolving loans commitments in

                      WILLIAMS COMMUNICATIONS GROUP, INC.

certain circumstances, as defined, based on excess cash flows or proceeds received from asset sales that are not otherwise reinvested back into WCG's core business operations.

     At any time within two years of the effective date of the long-term credit facility, WCG may request one or more additional credit facilities from the long-term credit facility lenders. These facilities would be in the aggregate amount of not less than $100 million or more than $500 million. The terms and conditions of any additional facilities have not been agreed to and would have to be negotiated.

  Senior redeemable notes

     Subsequent to September 30, 1999 and in conjunction with the equity offering (see Note 2), WCG issued $2.0 billion in senior redeemable notes. WCG issued $1.5 billion in 10.875% and $500 million in 10.7% fixed rate senior redeemable notes due 2009 and 2007, respectively. Interest on the notes is payable in cash semiannually in arrears on October 1 and April 1, commencing on April 1, 2000. WCG may prepay the notes at varying redemption premiums or make-whole prices, as defined.

     Proceeds from the completion of WCG's debt and equity offerings were used to pay off the $625 million outstanding under the short-term loan facility and the $500 million outstanding under the long-term credit facility. As a result, these borrowings are classified as noncurrent obligations for financial reporting purposes.

9. COMPREHENSIVE LOSS

     Comprehensive loss for the three and nine months ended September 30, 1999 and 1998 is as follows:

                                                                THREE MONTHS            NINE MONTHS
                                                            ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                            --------------------   ---------------------
                                                              1999        1998       1999        1998
                                                            ---------   --------   ---------   ---------
                                                                           (IN THOUSANDS)
Net loss..................................................  $ (85,913)  $(61,917)  $(285,678)  $(105,844)
  Other comprehensive income (loss):
    Unrealized gain (loss) on securities..................   (102,505)   (15,943)     23,169      10,834
    Foreign currency translation adjustments..............      7,808     (1,118)    (13,761)     (2,781)
                                                            ---------   --------   ---------   ---------
  Other comprehensive income (loss) before taxes..........    (94,697)   (17,061)      9,408       8,053
  Income tax benefit (provision) on other comprehensive
    income (loss).........................................     39,874      6,202     (11,308)     (4,214)
                                                            ---------   --------   ---------   ---------
Comprehensive loss........................................  $(140,736)  $(72,776)  $(287,578)  $(102,005)
                                                            =========   ========   =========   =========

     The unrealized loss on securities for the three months ended September 30, 1999 was due primarily to the decline in the stock price of WCG's investment in Concentric Network Corporation.

10. CONTINGENCIES

     WCG is subject to various types of litigation in connection with its business and operations. However, with the possible exception of the Shrier and Oxford lawsuits described below, WCG does not believe that any of the pending litigation is material to WCG's business and operations.

     Shrier v. Williams was filed on August 4, 1999, in the U.S. District Court for the Northern District of Oklahoma. Oxford v. Williams was filed on September 3, 1999, in a state court in Jefferson County, Texas. The Oxford complaint was amended to add an additional plaintiff on September 24, 1999. On October 1, 1999, the case was removed to the U.S. District Court for the Eastern District of Texas, Beaumont Division. In each lawsuit, the plaintiff seeks to bring a nationwide class action on behalf of all landowners on whose property the plaintiffs have alleged WCG installed fiber optic cable without the permission of the landowner. The plaintiffs are seeking a declaratory ruling that WCG is trespassing, damages resulting from the alleged

                      WILLIAMS COMMUNICATIONS GROUP, INC.

trespass, damages based on WCG's profits from use of the property and damages from alleged fraud. Relief requested by the plaintiff includes injunction against further trespass, actual and punitive damages and attorneys' fees.

     WCG believes that installation of the cable containing the single fiber network that crosses over or near the named plaintiffs' land does not infringe on the plaintiffs' property rights. WCG also does not believe that the plaintiff has sufficient basis for certification of a class action. The proposed composition of the class in the Oxford lawsuit appears to include only landowners who would also be included in the class proposed in the Shrier suit.

     Other communications carriers have been successfully challenged with respect to their rights to use railroad rights of way, which are also challenged by the plaintiffs, in Shrier and Oxford. Approximately 15% of the WCG network is installed on railroad rights of way. In many areas, the railroad granting WCG the license holds full ownership of the land, in which case its license should be sufficient to give WCG valid rights to cross the property. In some states where the railroad is not the property owner but has an easement over the property the law is unsettled as to whether a landowner's approval is required. WCG generally did not obtain landowner approval where the rights of way are located on railroad easements. In most states, WCG has eminent domain rights which WCG believes would limit the liability for any trespass damages. It is likely that WCG will be subject to other purported class action suits challenging the use of railroad or pipeline rights of way, but WCG cannot quantify the impact of such claims at this time. Thus, WCG cannot be certain that the plaintiffs' purported class action or other purported class actions, if successful, will not have a material adverse effect.

     WCG is a party to various other claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the ultimate resolution of all claims, legal actions and complaints after consideration of amounts accrued, insurance coverage, or other indemnification arrangements will not have a materially adverse effect upon WCG's future financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Included in the tables below are financial data related to EBITDA. EBITDA represents earnings before interest, income taxes, depreciation and amortization and other non-recurring or non-cash items, such as equity earnings or losses and minority interest. Excluded from the computation of the third quarter 1999 EBITDA are charges of $2.6 million in selling, general and administrative expenses, related to the impact of converting Williams options and shares to WCG options and shares in conjunction with the initial public offering of WCG shares. Excluded from the computation of the nine months ended September 30, 1999 EBITDA are charges of $2.6 million discussed above and $26.7 million in other expense related to the sale of WCG's audio and video conferencing and closed circuit broadcasting services businesses. Excluded from the computation of the three and nine months ended September 30, 1998 EBITDA are charges of $23.2 million in other expense related to exiting a venture in the strategic investments unit involved in the transmission of business information for news and educational purposes. EBITDA is used by management and certain investors as an indicator of a company's historical ability to service existing debt. Management believes that an increase in EBITDA is an indicator of improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either operating income, as determined by generally accepted accounting principles, nor as an indicator of operating performance or cash flows from operating, investing and financing activities, as determined by generally accepted accounting principles, and is thus susceptible to varying calculations. EBITDA as presented may not be comparable to other similarly titled measures of other companies. Under the terms of WCG's long-term credit facility, the discretionary use of funds reflected by EBITDA is limited in order to conserve funds for capital expenditures and debt service.

     The table below summarizes WCG's consolidated results for the three months and the nine months ended September 30, 1999 and 1998:

                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                             SEPTEMBER 30,           SEPTEMBER 30,
                                          -------------------   -----------------------
                                            1999       1998        1999         1998
                                          --------   --------   ----------   ----------
                                                         (IN THOUSANDS)
Revenues:
  Network...............................  $ 86,034   $ 33,486   $  283,423   $   85,528
  Solutions.............................   359,004    344,893    1,051,496    1,016,989
  Strategic Investments.................    63,977     57,381      197,446      159,993
  Eliminations..........................   (10,675)   (12,640)     (32,886)     (37,664)
                                          --------   --------   ----------   ----------
          Total revenues................   498,340    423,120    1,499,479    1,224,846
Operating costs:
  Cost of sales.........................   391,338    308,552    1,157,080      895,790
  Selling, general and administrative...   137,732    120,717      402,584      327,713
  Provision for doubtful accounts.......     5,318      2,756       17,128        5,452
  Depreciation and amortization.........    34,226     21,359       96,338       62,118
  Other.................................       444     29,628       27,357       30,661
                                          --------   --------   ----------   ----------
          Total operating expenses......   569,058    483,012    1,700,487    1,321,734
                                          --------   --------   ----------   ----------
Loss from operations....................  $(70,718)  $(59,892)  $ (201,008)  $  (96,888)
                                          ========   ========   ==========   ==========
EBITDA..................................  $(33,892)  $(15,383)  $  (75,416)  $  (11,620)
                                          ========   ========   ==========   ==========

THIRD QUARTER 1999 VS. THIRD QUARTER 1998

  Consolidated Results

     WCG experienced a net loss of $85.9 million for the quarter ended September 30, 1999 compared to a net loss of $61.9 million for the same period in 1998, an increase of $24.0 million from the prior period. The increase in net loss included an increase in losses from operations of $10.8 million, an increase in equity losses of $4.2 million, an increase in net interest expense of $22.6 million and a $.3 million increase in investing losses, somewhat offset by a change in minority interest results of $6.8 million. Net loss was decreased by a $7.1 million increase in the tax benefit recorded pursuant to a tax sharing agreement with Williams (see Note 5 -- Notes to Condensed Consolidated Financial Statements).

     WCG's network unit accounted for $32.4 million of the increase in losses from operations and WCG's solutions unit accounted for $9.7 million of the increase in losses from operations, partially offset by WCG's strategic investments unit which accounted for a $31.3 million decrease in losses from operations. The decrease in losses at the strategic investment unit is primarily due to the third quarter 1998 write-down of $23.2 million related to the abandonment of a venture involved in the technology and transmission of business information.

  WCG's network unit

     The table below summarizes WCG's network unit's results for the three months and nine months ended September 30, 1999 and 1998.

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                     -------------------   -------------------
                                                       1999       1998       1999       1998
                                                     --------   --------   --------   --------
                                                                  (IN THOUSANDS)
Revenues:
  Dark fiber.......................................  $  9,354   $     --   $ 81,281   $     --
  Leased capacity and other........................    62,510     19,339    159,365     42,621
  Intercompany.....................................    10,628     12,510     32,575     37,260
  Affiliates.......................................     3,542      1,637     10,202      5,647
                                                     --------   --------   --------   --------
          Total revenues...........................    86,034     33,486    283,423     85,528
Operating costs:
  Cost of sales....................................    87,835     30,662    273,693     71,630
  Selling, general and administrative..............    27,550     10,955     70,934     31,796
  Provision for doubtful accounts..................       558          1        598         43
  Depreciation and amortization....................    13,933      3,257     27,414      8,392
  Other............................................        (8)        --         (6)       203
                                                     --------   --------   --------   --------
          Total operating expenses.................   129,868     44,875    372,633    112,064
                                                     --------   --------   --------   --------
Loss from operations...............................  $(43,834)  $(11,389)  $(89,210)  $(26,536)
                                                     ========   ========   ========   ========

     WCG's network unit's revenues increased $52.5 million, or 157%, to $86.0 million for the quarter ended September 30, 1999 from $33.5 million for the same period in 1998. The increase was primarily due to a $35.8 million increase in revenues from services provided to network customers, $9.4 million of revenues from dark fiber leases for transactions entered into prior to June 30, 1999 and accordingly accounted for as sales-type leases and a $6.6 million increase in revenues from consulting and outsourcing services.

     WCG's network unit's gross margin decreased to a $1.8 million loss for the quarter ended September 30, 1999 from a $2.8 million profit for the same period in 1998 while gross margin decreased to a 2% loss for the quarter ended September 30, 1999 from a 8% profit for the same period in 1998. Cost of sales increased $57.1 million, or 186%, to $87.8 million for the quarter ended September 30, 1999 from $30.7 million for the same period in 1998 due primarily to $23.0 million of higher off-net capacity costs incurred prior to the completion of the network currently under construction, $16.0 million of higher operating and maintenance expenses, $6.5 million higher local access connection costs, $6.0 million higher costs associated with consulting and outsourcing services and $2.5 million related to construction cost associated with dark fiber leases.

     WCG's network unit's selling, general and administrative expenses increased $16.6 million, or 151%, to $27.6 million for the quarter ended September 30, 1999 from $11.0 million for the same period in 1998 due primarily to an increase in the number of employees and the expansion of the infrastructure to support the network currently under construction including $3.7 million of start-up costs associated with the development of voice services in 1999.

     WCG's network unit's depreciation and amortization increased $10.6 million, or 328%, to $13.9 million for the quarter ended September 30, 1999 from $3.3 million for the same period in 1998 due primarily to completion of various segments of its network.

  WCG's solutions unit

     The table below summarizes WCG's solutions unit's results for the three months and nine months ended September 30, 1999 and 1998.

                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                  -------------------   -----------------------
                                                    1999       1998        1999         1998
                                                  --------   --------   ----------   ----------
                                                                 (IN THOUSANDS)
Revenues:
  New systems and upgrades......................  $214,688   $209,906   $  618,506   $  589,703
  Maintenance and customer service orders.......   138,505    133,202      409,936      422,535
  Other.........................................     4,624        912       19,772        2,238
  Affiliates....................................     1,187        873        3,282        2,513
                                                  --------   --------   ----------   ----------
          Total revenues........................   359,004    344,893    1,051,496    1,016,989
Operating costs:
  Cost of sales.................................   263,858    245,508      765,555      732,543
  Selling, general and administrative...........    91,287     85,405      269,104      237,723
  Provision for doubtful accounts...............     4,595      2,280       15,710        3,816
  Depreciation and amortization.................    12,051      9,540       34,737       28,242
  Other.........................................       304      5,584          428        5,442
                                                  --------   --------   ----------   ----------
          Total operating expenses..............   372,095    348,317    1,085,534    1,007,766
                                                  --------   --------   ----------   ----------
Income (loss) from operations...................  $(13,091)  $ (3,424)  $  (34,038)  $    9,223
                                                  ========   ========   ==========   ==========

     WCG's solutions unit's revenues increased $14.1 million, or 4%, to $359.0 for the quarter ended September 30, 1999 from $344.9 million for the same period in 1998. The increased revenues were attributable to increases of $5.3 million in maintenance and customer service orders, $4.8 million in new systems and upgrades and $2.7 million in professional services. The increase in professional services is primarily attributable to the October 1998 acquisition of Computer Network Group, Inc.

     WCG's solutions unit's gross profit decreased to $95.1 million for the quarter ended September 30, 1999 from $99.4 million for the same period in 1998, while gross margin decreased to 27% for the quarter ended September 30, 1999 from 29% for the same period in 1998. Cost of sales increased $18.4 million, or 7%, to $263.9 million for the quarter ended September 30, 1999 from $245.5 million for the same period in 1998. The increase in cost is due primarily to higher costs associated with new systems and upgrades offset by reduced costs for maintenance and customer service orders. The decline in gross margin is a result of increased competitive pressures in the voice equipment business.

     WCG's solutions unit's selling, general and administrative expenses increased $5.9 million, or 7%, to $91.3 million for the quarter ended September 30, 1999 from $85.4 million for the same period in 1998. The increase in selling, general and administrative expense was primarily due to $5.4 million in higher information technology and other business integration costs associated with the implementation of new systems, a $1.7 million increase in business consulting services in support of sales efforts and a $1.6 million charge for the conversion and vesting of employee stock options from Williams to WCG stock options at the time of the WCG initial equity offering. These increases were partially offset by a $2.2 million reduction of marketing costs.

     WCG's solutions unit's provisions for doubtful accounts increased $2.3 million, or 102%, to $4.6 million for the quarter ended September 30, 1999 from $2.3 million for the same period in 1998. The increase in provisions reflects adjustments to reserves based on unresolved billing and collection issues.

     WCG's solutions unit's depreciation and amortization increased $2.6 million, or 26%, to $12.1 million for the quarter ended September 30, 1999 from $9.5 million for the same period in 1998. The increase is attributable to $1.4 million of depreciation on systems implemented in 1999 and $.7 million of amortization relating to the acquisition of Computer Network Group, Inc in October 1998.

     WCG's solutions unit's other operating expense decreased $5.3 million, or 95%, to $.3 million for the quarter ended September 30, 1999 from $5.6 million for the same period in 1998, primarily due to a third quarter 1998 non-cash charge of $5.6 million related to the abandonment of capitalized software costs in favor of new systems.

  WCG's strategic investments unit

     The table below summarizes WCG's strategic investments unit's results for the three months and nine months ended September 30, 1999 and 1998.

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                     -------------------   -------------------
                                                       1999       1998       1999       1998
                                                     --------   --------   --------   --------
                                                                  (IN THOUSANDS)
Revenues:
  Vyvx Services....................................  $ 39,458   $ 41,123   $119,426   $120,812
  PowerTel.........................................    13,361      4,590     32,684      4,590
  Other............................................    11,111     11,538     45,025     34,187
  Intercompany.....................................        47        130        311        404
                                                     --------   --------   --------   --------
          Total revenues...........................    63,977     57,381    197,446    159,993
Operating costs:
  Cost of sales....................................    50,320     45,022    150,718    129,281
  Selling, general and administrative..............    18,895     24,357     62,546     58,194
  Provision for doubtful accounts..................       165        475        820      1,593
  Depreciation and amortization....................     8,242      8,562     34,187     25,484
  Other............................................       148     24,044     26,935     25,016
                                                     --------   --------   --------   --------
          Total operating expenses.................    77,770    102,460    275,206    239,568
                                                     --------   --------   --------   --------
Income (loss) from operations......................  $(13,793)  $(45,079)  $(77,760)  $(79,575)
                                                     ========   ========   ========   ========
ATL and other equity losses........................  $ (9,592)  $ (5,290)  $(28,274)  $ (8,029)
                                                     ========   ========   ========   ========

     WCG's strategic investments unit's revenues increased $6.6 million, or 11%, to $64.0 million for the quarter ended September 30, 1999 from $57.4 million for the same period in 1998 primarily due to the August 14, 1998 acquisition of PowerTel which had $8.8 million of increased revenues and the October 23, 1998 acquisition of Intersys which had $6.1 million of increased revenues and a $7.4 million decrease of revenues related to the July 31, 1999 sale of audio and video conferencing services and closed-circuit video broadcasting services businesses.

     WCG's strategic investments unit's gross profit increased to $13.7 million for the quarter ended September 30, 1999 from $12.4 million for the same period in 1998 while gross margin decreased to 21% for the quarter ended September 30, 1999 from 22% for the same period in 1998. Cost of sales increased $5.3 million, or 12%, to $50.3 million for the quarter ended September 30, 1999 from $45.0 million for the same period in 1998 primarily due to a $6.4 million increase related to the PowerTel acquisition, a $5.1 million increase related to the Intersys acquisition and a $2.2 million increase in other various investment companies offset by decreases of $5.2 million related to the July 31, 1999 sale of audio and video conferencing services and closed-circuit video broadcasting services businesses and $4.3 million related to the video transmission business.

     WCG's strategic investments unit's selling, general and administrative expenses decreased $5.5 million, or 22%, to $18.9 million for the quarter ended September 30, 1999 from $24.4 million for the same period in 1998 primarily due to a $3.1 million charge in the third quarter of 1998 related to exiting the learning content business and a decrease of expenses of $4.5 million related to the July 31, 1999 sales of audio and video conferencing services and closed-circuit video broadcasting services businesses, offset by an increase of $3.6 million related to the PowerTel acquisition.

     WCG's strategic investments unit's other operating expense for the quarter ended September 30, 1998 includes a $23.2 million charge related to exiting a venture involved in the transmission of business information for news and educational purposes.

     WCG's strategic investments unit's equity losses increased $4.3 million, or 81%, to $9.6 million for the quarter ended September 30, 1999 from $5.3 million for the same period in 1998 primarily due to start-up losses related to ATL's construction of a digital cellular network in Brazil.

  Consolidated non-operating costs

     WCG's net interest expense for the quarter ended September 30, 1999 increased $22.6 million from the same period in 1998 as interest expense incurred to finance operations and capital expenditures exceeded amounts capitalized for the quarter by $22.6 million. The change in minority interest increased $6.8 million for the quarter ended September 30, 1999 compared to the same period in 1998 of which $3.0 million is attributable to the solutions unit and $3.8 million is attributable to PowerTel.

     For the quarter ended September 30, 1999, WCG recorded a tax benefit of $8.9 million compared to a tax benefit of $1.8 million for the same period in 1998. The increase in the tax benefit is primarily due to changes in estimates related to deferred tax liabilities pursuant to a tax sharing agreement with Williams (see Note 5 - Notes to Condensed Consolidated Financial Statements).

NINE MONTHS ENDED SEPTEMBER 30, 1999 VS. NINE MONTHS ENDED SEPTEMBER 30, 1998

  Consolidated Results

     WCG experienced a net loss of $285.7 million for the nine months ended September 30, 1999 compared to a net loss of $105.8 million for the same period in 1998, an increase of $179.9 million from the prior period. The increase in net loss included an increase in losses from operations of $104.1 million, an increase in equity losses of $18.3 million, an increase in net interest expense of $42.8 million and an increase in other expense of $.7 million, offset by a change in minority interest results of $23.0 million and other interest income of $3.2 million. Net loss was also increased by $40.0 million pursuant to a tax sharing agreement with Williams (see Note 5 - Notes to Condensed Consolidated Financial Statements).

     WCG's network unit accounted for $62.7 million of the increase in losses from operations and WCG's solutions unit accounted for $43.3 million of the increase in losses from operations, partially offset by WCG's strategic investments unit which accounted for a $1.8 million decrease in losses from operations.

  WCG's network unit

     WCG's network unit's revenues increased $197.9 million, or 231%, to $283.4 million for the nine months ended September 30, 1999 from $85.5 million for the same period in 1998. The increase is primarily due to a $103.8 million increase in revenues from services provided to network customers, $81.3 million of revenues from dark fiber leases for transactions entered into prior to June 30, 1999 and accordingly accounted for as sales-type leases and a $12.9 million increase in revenues from consulting and outsourcing services.

     WCG's network unit's gross profit decreased to $9.7 million for the nine months ended September 30, 1999 from $13.9 million for the same period in 1998 while gross margin decreased to 3% for the nine months ended September 30, 1999 from 16% for the same period in 1998. Cost of sales increased $202.1 million, or 282%, to $273.7 million for the nine months ended September 30, 1999 from $71.6 million for the same period in 1998 due primarily to $70.1 million of higher off-net capacity costs incurred prior to the completion of the network currently under construction, $56.7 million related to construction cost associated with dark fiber leases, $32.0 million of higher operating and maintenance expenses, $15.4 million higher local access connection costs and $12.3 million higher costs associated with consulting and outsourcing services.

     WCG's network unit's selling, general and administrative expenses increased $39.1 million, or 123%, to $70.9 million for the nine months ended September 30, 1999 from $31.8 million for the same period in 1998 due primarily to an increase in the number of employees, the expansion of the infrastructure to support the network currently under construction including $12.5 million of start-up costs associated with the development of voice services in 1999.

     WCG's network unit's depreciation and amortization increased $19.0 million, or 227%, to $27.4 million for the nine months ended September 30, 1999 from $8.4 million for the same period in 1998 due primarily to completion of various segments of its network.

  WCG's solutions unit

     WCG's solutions unit's revenues increased $34.5 million, or 3%, to $1,051.5 million for the nine months ended September 30, 1999 from $1,017.0 million for the same period in 1998. The increased revenues were attributable to increases of $28.8 million in new systems and upgrades due to higher demand for voice equipment, $7.9 million in professional services, $6.1 million from the sale of equipment residuals and $3.5 million in other revenues offset by a decrease of $12.6 million in maintenance and customer service orders revenues. The increase in professional services revenue is primarily attributable to the October 1998 acquisition of Computer Network Group, Inc.

     WCG's solutions unit's gross profit increased to $285.9 million for the nine months ended September 30, 1999 from $284.4 million for the same period in 1998, while gross margin decreased to 27% for the nine months ended September 30, 1999 from 28% for the same period in 1998. Cost of sales increased $33.1 million, or 5%, to $765.6 for the nine months ended September 30, 1999 from $732.5 million for the same period in 1998. The increase in cost of sales is consistent with the increased revenues. The slight decline in gross margin is a result of increased competitive pressures in the voice equipment business.

     WCG's solutions unit's selling, general and administrative expenses increased $31.4 million, or 13%, to $269.1 million for the nine months ended September 30, 1999 from $237.7 million for the same period in 1998. The increase in selling, general and administrative expense is primarily due to $16.5 million in higher technological and infrastructure support costs associated with the implementation of new systems and processes of which $12.9 million is directly related to increased information technology and business integration costs, $6.6 million of higher salaries and wages costs, a $3.4 million increase in business consulting services in support of sales efforts, $3.1 million related to a Williams-wide stock performance incentive and a $1.6 million charge for the conversion and vesting of employee stock options from Williams to WCG stock options at the time of the WCG initial equity offering.

     WCG's solutions unit's provisions for doubtful accounts increased $11.9 million, or 312%, to $15.7 million for the nine months ended September 30, 1999 from $3.8 million for the same period in 1998. The increase in provisions reflects adjustments to reserves based on unresolved billing and collection issues.

     WCG's solutions unit's depreciation and amortization increased $6.5 million, or 23%, to $34.7 million for the nine months ended September 30, 1999 from $28.2 million for the same period in 1998. The increase is primarily due to $2.6 million of depreciation on systems implemented in 1999 and $2.2 million of amortization relating to the acquisition of Computer Network Group, Inc. in October 1998.

     WCG's solutions unit's other operating expense decreased $5.0 million, or 92%, to $.4 million for the nine months ended September 30, 1999 from $5.4 million for the same period in 1998, primarily due to a third quarter 1998 non-cash charge of $5.6 million related to the abandonment of capitalized software costs in favor of new systems.

  WCG's strategic investments unit

     WCG's strategic investments unit's revenues increased $37.4 million, or 23%, to $197.4 million for the nine months ended September 30, 1999 from $160.0 million for the same period in 1998 primarily due to the August 14, 1998 acquisition of PowerTel which had $28.1 million of increased revenues and the October 23, 1998 acquisition of Intersys which had $13.6 million of increased revenues and a $5.0 million decrease of revenues related to the July 31, 1999 sale of audio and video conferencing services and closed-circuit video broadcasting services businesses.

     WCG's strategic investments unit's gross profit increased to $46.7 million for the nine months ended September 30, 1999 from $30.7 million for the same period in 1998 while gross margin increased to 24% for the nine months ended September 30, 1999 from 19% for the same period in 1998. Cost of sales increased $21.4 million, or 17%, to $150.7 million for the nine months ended September 30, 1999 from $129.3 million for the same period in 1998 primarily due to a $23.1 million increase related to the PowerTel acquisition, an $11.5 million increase related to the Intersys acquisition, and other various increases of $6.2 million. These increases are offset by a $15.0 million decrease of costs related to the video transmission business and a $4.4 million decrease related to the July 31, 1999 sale of audio and video conferencing services and closed-circuit video broadcasting services businesses.

     WCG's strategic investments unit's selling, general and administrative expenses increased $4.3 million, or 7%, to $62.5 million for the nine months ended September 30, 1999 from $58.2 million for the same period in 1998 primarily due to a $13.0 million increase related to the PowerTel acquisition and a $2.7 million increase related to the Intersys acquisition. These increases are offset by a $5.2 million decrease related to the video transmission business, a $5.0 million decrease related to the July 31, 1999 sale of audio and video conferencing services and closed-circuit video broadcasting services businesses and various other decreases of approximately $1.2 million.

     WCG's strategic investments unit's depreciation and amortization increased $8.7 million, or 34%, to $34.2 million for the nine months ended September 30, 1999 from $25.5 million for the same period in 1998 primarily due to $3.9 million related to the acquisition of PowerTel and a $5.7 million increase related to a stadium seat touch-screen display business offset by a $1.7 million decrease related to the sale of audio and video conferencing services and closed-circuit video broadcasting services businesses.

     WCG's strategic investment unit's other operating expense for the nine months ended September 30, 1999 includes a $26.7 million charge related to the sale of audio and video conferencing and closed-circuit video broadcasting services businesses. Other operating expense for the same period in 1998 includes $23.2 million of charges related to exiting a venture involved in the transmission of business information for news and educational purposes.

     WCG's strategic investments unit's equity losses increased $20.2 million, or 252%, to $28.3 million for the nine months ended September 30, 1999 from $8.0 million for the same period in 1998 primarily due to start-up losses related to ATL's construction of a digital cellular network in Brazil.

  Consolidated non-operating costs

     WCG's net interest expense for the nine months ended September 30, 1999 increased $42.8 million from the same period in 1998 as interest expense incurred to finance operations and capital expenditures exceeded interest amounts capitalized. The change in minority interest increased $23.0 million for the nine months ended September 30, 1999 compared to the same period in 1998 of which $13.2 million is attributable to the solutions unit and $9.8 million is attributable to PowerTel.

     For the nine months ended September 30, 1999, WCG recorded a tax provision of $37.0 million compared to a tax benefit of $3.0 million for the same period in 1998. The increase in the tax provision is primarily due to an increase in deferred taxes pursuant to a tax sharing agreement with Williams. The depreciation currently being incurred results in a significant deferred tax expense in 1999 with no current benefit for the net operating losses generated, as a result of the tax sharing agreement entered into with Williams (see Note
5 -- Notes to Condensed Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

  Cash sources

     WCG's operations do not currently provide net positive cash flow. Accordingly, prior to the completion of its equity and high yield offerings, WCG funded capital expenditures, acquisitions and other cash needs through a combination of borrowings and capital contributions from Williams as well as external borrowings when required. As a result of the recently completed offerings and entering into a long-term credit facility, which are discussed below, WCG plans on financing future cash outlays through internally generated and external funds without relying on cash advances, credit support or contributions from Williams.

     During 1998, WCG entered into an asset defeasance program. The asset defeasance program provides cash which WCG may use, as agent for a trust, to buy and install fiber optic cable and equipment in order to construct portions of the network that WCG will lease upon completion. WCG has the right to acquire the assets from the lessor upon expiration of the lease. The lessor is a trust formed for the purpose of obtaining funding for network construction. The maximum amount available under this asset defeasance program is $750 million. As of September 30, 1999, approximately $547 million had been spent under this program for the network and there was an additional $203 million available. Obligations under the lease are partially guaranteed by Williams.

     In September 1999, WCG (through WCI) entered into a $1.05 billion credit facility to replace an interim credit facility. As of September 30, 1999, the long-term credit facility was guaranteed by Williams. Williams is expected to be released from the guarantee in the fourth quarter of 1999. At September 30, 1999, WCG had $500 million outstanding under this facility all of which was repaid in October 1999. WCG also entered into a $750 million short-term loan facility in September 1999 to provide funds to repay a portion of the borrowings on the interim credit facility and to finance capital expenditures for its business units through the completion of the offerings. Borrowings under this short-term loan facility totaled $625 million at September 30, 1999, all of which were repaid in October upon the completion of the offerings.

     WCG's offerings were declared effective in September 1999 and trading on the high yield public debt began on September 30, 1999 and trading on the equity securities began on October 1, 1999. Proceeds from the offerings were received in October 1999 and consisted of approximately $1.94 billion from the high yield offering and approximately $1.47 billion from the equity offering. Included in the equity offering proceeds were amounts from concurrent investors as follows:
SBC Communications of $438.5 million for a 4.36% ownership in WCG, $200 million from Intel for a 2.00% ownership in WCG and $100 million from Telefonos de Mexico for a 1.00% ownership in WCG. The remaining equity proceeds received represented a 7.34% ownership. Williams retained an 85.3% ownership. The proceeds from the equity and high yield offerings are to be used to develop and light the network currently under construction, repay portions of debt, fund operating losses and for working capital and general corporate purposes.

     After the completion of the offerings in October, WCG subsequently re-characterized $200 million from paid-in capital to amounts due to Williams resulting in approximately $1.0 billion in borrowings from Williams. WCG will pay a floating interest rate on borrowings from Williams equal to LIBOR plus a margin based on its credit rating.

  Cash uses

     Network capital expenditures -- WCG's primary anticipated cash need is funding capital expenditures for its network unit for construction costs including the purchase and deployment of fiber optic cable, equipment costs and other costs including capitalized interest. WCG's network's construction contracts typically cover all or a portion of a cable construction project. While WCG's network may use the same contractors on different projects, it has no long-term construction agreements. WCG's network has long-term equipment purchase contracts with Nortel and Ascend Communications Inc. WCG spent approximately $1.6 billion under its network capital plan through September 30, 1999. WCG estimates that during the period from October 1, 1999 through December 31, 2000, it will spend a total of approximately $2.3 billion on its network. This amount includes expenditures made under the asset defeasance program, as agent for the trust, and expenditures made for dark fiber.

     Other business units and corporate level capital expenditures -- WCG expects to spend approximately $184 million in other business units and corporate level expenditures from October 1, 1999 through December 31, 2000 including $77 million for the construction of PowerTel's network, approximately $49 million for corporate level leasehold improvements and equipment, approximately $37 million for systems upgrades and equipment for the solutions business unit, approximately $14 million for equipment for Vyvx and approximately $7 million for other items.

     Payments for wireless capacity -- At September 30, 1999, WCG had payments of approximately $255 million, payable over four years, remaining on its $400 million commitment under an agreement with Winstar. The payments required during the period from October 1, 1999 through December 31, 2000 will be approximately $175 million.

     Debt service payments -- WCG estimates that during the period from October 1, 1999 through December 31, 2000 it will pay approximately $370 million in interest expense, based on a weighted average rate of interest of 10.8% on the notes and average LIBOR over this period of 5.75%. WCG also estimates that it will repay approximately $25 million in principal under its approximately $1.0 billion Williams note, after re-characterization of paid-in capital amounts, during this period.

     Lease payments under asset defeasance program -- WCG expects that during the period from October 1, 1999 through December 31, 2000 it will pay approximately $55 million in lease payments under the asset defeasance program.

     Other -- Proceeds from the offerings will also be used to fund net operating deficits, for working capital and for other general corporate purposes.

     WCG believes that the net proceeds from the offerings, the concurrent investments, the amount funded by Williams, borrowings under bank facilities, the funds available under the asset defeasance program, proceeds from grants of dark fiber rights and cash on hand will be sufficient to satisfy anticipated cash requirements at least through the end of 2000.

     WCG's debt agreements contain restrictive covenants and require it to meet certain financial ratios and tests. These agreements will restrict WCG's ability to borrow additional money, pay dividends or other distributions to stockholders, make investments, create liens on assets and sell assets.

YEAR 2000 READINESS DISCLOSURE

  WCG's State of Readiness

     Beginning on January 1, 2000, many installed computer systems and software products must either accept four digit entries to distinguish the year 2000 and all subsequent years from the year 1900 or be modified to recognize the change of the century even if there are only two digits being used.

     WCG, with Williams, established a plan in 1997 to address Year 2000 issues relating to the areas of its business that could be impacted by the date and time change from 1999 to 2000. WCG is reviewing its products and services as well as its internal systems in order to identify and modify the products, services and systems that are date-and time-sensitive. These areas include:

     - traditional informational technology

     - non-traditional informational technology

     - external interfaces with customers and vendors

     WCG's traditional information technology, or IT, includes software, applications, data and related computer hardware equipment, such as mainframe and personal or midrange computers. WCG's non-traditional technology, or Non-IT, includes all computer hardware, network hardware, plant equipment and other embedded items that contain date-sensitive code. Examples of Non-IT include elevator control systems, card key access systems and telecommunications equipment.

     Also in 1997, Williams established a Year 2000 committee to oversee management and execution of the plan. The Year 2000 issue is being addressed in the following phases:

     - awareness

     - inventory and assessment

     - renovation and replacement

     - testing and validation

     The initial phase, awareness, is a continuing process intended to heighten awareness of Year 2000 issues both within WCG and among its customers.

     WCG has completed the inventory and assessment phase. During this phase, WCG inventoried and classified all systems with possible Year 2000 implications into the following categories:

     - highest, compliance is business critical

     - high, compliance necessary within a short period of time following January 1, 2000

     - medium, compliance necessary within 30 days from January 1, 2000

     - low, compliance desirable but not required

     - unnecessary

     WCG designated the first three categories above as critical and as its major focus. Critical systems are systems that directly support customer systems and applications for WCG's products and services customer base. Examples of critical systems include solutions unit's "SIMS" database, which holds the solutions unit's customer records, and network unit's provisioning and ordering fulfillment system.

     WCG split the inventory and assessment phase into two categories, IT and Non-IT. WCG hired an external contractor as a consultant to provide support services for the IT assessment. Third-party software information was compared with the contractor's master product compliance database to determine Year 2000 compliance status. Vendors were contacted for software not found in this master database. The systems identified in the assessment phase included all date- and time-sensitive hardware and embedded items. The Non-IT assessment was developed to ensure that all computer hardware, network hardware and plant equipment continues to operate without interruption up to and beyond the rollover to the year 2000. The systems identified in the assessment included both manned sites and unmanned network sites as well as other Non-IT systems.

     For the testing and validation phases, a Year 2000 test lab capable of testing almost any software is in place and operational. All critical IT and Non-IT systems have been fully tested or otherwise validated as compliant. An example of another way a system is validated as compliant is when a business process is determined not to be date- and time-sensitive. Some non-critical systems that will not have a material impact on WCG business may not be compliant until after January 1, 2000.

     WCG has initiated a formal communications process with customers, vendors, service providers and other companies to determine the extent to which these companies are addressing Year 2000 compliance. In connection with this process, as of September 30, 1999 WCG has sent approximately 9000 letters and questionnaires to third parties who have conducted business with WCG during the last three years. While the response rate has been 37% overall, the response rate is higher from critical business partners. For example, there is a 72% response rate from IT business partners, a 78% response rate from Non-IT partners and a 44% response rate from lessors. Virtually all of these companies have indicated that they are already compliant or will be compliant on a timely basis. WCG has identified the most critical business partners and are currently in the process of determining the amount of risk to which WCG may be exposed. Where necessary, WCG will be working with key business partners to reduce the risk of a break in service or supply and with non-compliant companies to mitigate any material adverse effect on business.

     WCG has utilized both internal resources and external contractors to complete the Year 2000 compliance project. WCG has a core group of 13 people who are responsible for coordinating, organizing, managing, communicating, and monitoring the project and another estimated 80 staff members are responsible for completing the project. Depending on which phase the project is in and what area is being focused on at any given point in time, there can be an additional 50 to 250 employees working on completion of the project. The estimated cost of external contractors is approximately $3.5 million.

  Costs of Year 2000 Compliance

     WCG expects to incur total costs of $11.5 million to address the Year 2000 issue. Of this total, approximately $500,000 is expected to be incurred for new software and hardware purchases and will be capitalized with the remaining amounts expensed. Through September 30, 1999, approximately $9.9 million has been expensed and $350,000 has been capitalized. The $11.5 million in total costs has been or is expected to be spent as follows:

     - First quarter 1998. Prior to and during the first quarter of 1998, WCG conducted the project awareness and inventory and assessment phases of the project and incurred costs totaling $200,000.

     - Second quarter 1998. WCG spent $700,000 on renovation and replacement and the completion of the inventory and assessment phase.

     - Third and fourth quarter 1998. WCG focused on the renovations and replacement, and testing and validation phases in which a cost of approximately $2.5 million was incurred.

     - First quarter 1999. Renovations and replacement and testing and validation continued, and contingency planning began. WCG spent approximately $2 million during the first quarter of 1999.

     - Second quarter 1999. Primary focus shifted to testing and validation and contingency planning and final testing, with approximately $3 million spent.

     - Third quarter 1999. Focused primarily on contingency planning and final testing and spent approximately $1.8 million.

     - Fourth quarter 1999. WCG will focus primarily on contingency planning and estimates that it will spend approximately $800,000.

     - First and second quarters 2000. WCG will be managing and reporting Year 2000 issues and estimates an additional $450,000 will be spent over this period.

     Of the approximately $1.3 million of future costs necessary to complete the project on schedule, approximately $1.1 million will be expensed and the remainder capitalized. This estimate does not include WCG's potential share of Year 2000 costs that may be incurred by partnerships and joint ventures in which WCG participates but is not the operator. The costs of previously planned system replacements are not considered to be Year 2000 costs and are therefore excluded from the amounts discussed above.

  Risks Associated with Year 2000 Issues

     WCG's estimates of costs associated with the project and of the completion dates are based on best estimates, derived by utilizing numerous assumptions of future events, including the continued availability of resources, third-party Year 2000 compliance modifications plans and other factors. WCG expects the necessary modifications will be made on a timely basis and does not believe that the cost of these modifications will have a material adverse effect on its business, financial conditions and operating results. However, in part due to the unavailability and high cost of trained personnel, the difficulty locating all relevant computer code, reliance on third-party suppliers and vendors and the ability to implement interfaces between the new systems and the systems being replaced, there is a possibility of service interruptions due to non-compliance. For example, power failures along the network would cause both customer and internal service interruptions. WCG cannot guarantee that these estimates or completion dates will be achieved, and actual results could differ materially from these estimates.

     WCG has attempted to minimize risks for the Year 2000 rollover by taking actions, which include the following:

     - following a comprehensive project methodology

     - ongoing coordination with the legal and audit departments

     - completing an audit of the software, hardware and firmware in use at its facilities

     - determining the business criticality of the items identified and formulating appropriate action plans

     - maintaining centralized storage of project documentation and communication with critical files kept and logged as vital records

     - contacting vendors, suppliers and business partners regarding their Year 2000 compliance efforts

     - issuing consistent and approved responses to external requests regarding Year 2000 status

     - conducting ongoing management reporting and awareness and training programs for employees

     - contacting customers and notifying them of plans and changes (potential or tangible) relating to its business

     - taking appropriate legal actions where required based on contractual agreements, warranties and representations (including Year 2000 wording in contracts, warranties, and purchase orders)

     - preventing the purchase or construction of any system, tools or processes that are not Year 2000 compliant or upgradeable before January 1, 2000

     Although all critical systems over which WCG has control are planned to be compliant and tested before the Year 2000, WCG has identified two areas of concern. First is the possibility of service interruptions to WCG and/or its customers due to non-compliance by third parties. Second is the delay in system replacements scheduled for completion during 1999. WCG is closely monitoring the status of these systems to reduce the chance of delays in completion. WCG believes the most reasonably likely worst possible scenario would be a systems failure beyond its control to remedy, which could materially prevent it from operating its business. WCG believes that such a failure would likely lead to lost revenues, increased operations costs, loss of customers or other business interruptions of a material nature, in addition to potential claims including mismanagement, misrepresentation or breach of contract.

  Contingency Plans

     WCG began initial contingency planning during 1998 and significant focus on that phase of the project is taking place in 1999. Guidelines for that process were issued in January 1999 in the form of a formal business continuity plan. An external contractor has worked within each business unit to review existing business continuity plans and to modify these plans to include Year 2000 contingency plans for the critical business processes, critical business partners, suppliers and system replacements that may experience significant delays.

     WCG's Year 2000 contingency plan methodology is as follows:

     - assess each business process for business risk and potential need for contingency plans

     - create business process contingency plans as needed based on the risk analysis

     - test the completed plans, evaluate the test results and revise plans accordingly

     - store completed plans both on-site and off-site

     - maintain plan copies at the appropriate Year 2000 offices

     - review and modify contingency plans as part of an ongoing change management process

     All defined business contingency plans have been completed and implemented where appropriate. However, due to the general uncertainty inherent in the Year 2000 issue and the inability to anticipate all potential risks, WCG cannot ensure its ability to timely and cost effectively resolve all post-year 2000 problems associated with the Year 2000 issue that may affect operations and business or expose it to third party liability.

     In addition to the Year 2000 committee which serves all of the business units, WCG's solutions unit has established a Year 2000 team to assist in making its customer base Year 2000 compliant. The team consists of marketing, legal, operations and other shared services personnel who assess, test and validate the telecommunications products for the solutions unit's customer base. Monetary support for the team and the solutions unit's Year 2000 project is provided for out of each department's budget.

     WCG's solutions unit team's purpose is to educate and inform customers and employees about Year 2000 related issues and proactively seek to implement upgrades to bring customers into compliance. The majority of the upgrades and new products needed to support the customer migration are available from the manufacturers. WCG's solutions unit has launched extensive efforts including direct and mass mailings to inform its customer base of the need to take action to assess and if necessary, upgrade, their products to be Year 2000 compliant.

     Although WCG's solutions unit believes it has sufficient resources to provide timely support to its customers that require product migrations or upgrades, WCG's solutions unit is continually reviewing and updating its contingency plan to address both potential spikes in the demand for customer support and potential problems with its suppliers. Based on customer demand, WCG's solutions unit is reviewing its work projects to address customer service. To ensure timely delivery from its suppliers, WCG's solutions unit is proactively monitoring and seeking assurances from its key suppliers. However, since the effort to provide Year 2000 compliant products and essential services to its customers is heavily dependent on its major suppliers, interruptions or disruptions in this supply could have an adverse material impact on WCG's solutions unit.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     At September 30, 1999, WCG primarily had interest rate exposure related to its existing note with Williams, $788 million outstanding, its short-term loan facility, $625 million outstanding, and the long-term credit facility, $500 million outstanding. Subsequent to September 30, 1999, $200 million of Williams capital contributions were re-characterized to the Williams note, and the short-term loan facility and the long-term credit facility were repaid with the proceeds of the WCG debt and equity offerings. Quarterly principal payments on the note with Williams begin in July 1, 2000 with no less than $25 million payable in any fiscal year. The debt offerings included the issuance of $1.5 billion in 10.875 percent and $500 million in 10.7 percent fixed rate senior redeemable notes due 2009 and 2007, respectively. As a result of these transactions, WCG has interest rate exposure related to changes in short-term LIBOR rates related to the approximate $1 billion balance of the Williams note which bears interest at an annual rate based on WCG's credit rating of LIBOR plus 2.25 percent, or 7.63 percent, at September 30, 1999. WCG also has interest rate risk related to the $2 billion in fixed rate senior redeemable notes related to future decreases in interest rates on obligations with comparable terms below the interest rate on the notes.

     None of the arrangements described above require WCG to manage or hedge the risks related to interest rate movements and WCG does not currently mitigate the risk through the use of interest rate swaps or other derivative instruments. However, WCG may choose to manage the risk associated with interest rate movements through an appropriate balance of fixed and variable rate obligations. To maintain an effective balance of fixed and variable obligations, WCG may elect to enter into specific interest rate swaps or other derivative instruments as deemed necessary.

FOREIGN CURRENCY RISK

     At September 30, 1999, WCG has a preferred stock investment in a Brazilian telecommunications venture totaling $318 million. Estimating cash flows from this investment is not practical given that the cash flows from or liquidation of this investment is uncertain. The Brazilian economy has experienced significant volatility in 1999 resulting in an approximate 37 percent reduction in the Brazilian Real against the U.S. dollar. However, management believes the fair value of this investment approximates the carrying value. An additional 20 percent reduction in the value of the Brazilian Real against the U.S. dollar could result in up to a $64 million reduction in the fair value of this investment. This analysis assumes a direct correlation in the fluctuation of the Brazilian Real against the value of this investment. The ultimate duration and severity of the conditions in Brazil remains uncertain, as does the long-term impact on WCG's interests in the venture. Management presently does not utilize derivative or other financial instruments to hedge the risk associated with the movement in foreign currencies. However, management continually monitors fluctuations in these currencies and will consider the use of derivative financial instruments or employment of other investment alternatives if cash flows or investment returns so warrant.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The effective date of WCG's first registration statements relating to WCG's initial public offering of its Class A Common Stock and Senior Redeemable Notes, filed on Form S-1 under the Securities Act of 1933 (Nos. 333-76007 and 333-76877, respectively), was September 30, 1999. The Class A Common Stock commenced trading on October 1, 1999 and proceeds were received on October 6, 1999. The Senior Redeemable Notes commenced trading on September 30, 1999 and proceeds were received on October 6, 1999. As no proceeds were received prior to September 30, 1999, no disclosure is required for the amount of proceeds received and how those proceeds were spent.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits were filed as part of this report:

          27.1 Financial Data Schedule -- Nine Months Ended September 30, 1999 (EDGAR version only)

          27.2 Financial Data Schedule -- Nine Months Ended September 30, 1998 (EDGAR version only)

     (b) During the third quarter 1999, WCG did not file a Form 8-K.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WILLIAMS COMMUNICATIONS GROUP, INC.
                                          --------------------------------------
                                          (Registrant)

                                          /s/ SCOTT E. SCHUBERT
                                          --------------------------------------
                                          Scott E. Schubert
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Duly Authorized Officer and
                                          Principal Financial Officer)

November 11, 1999

                              INDEX TO EXHIBITS



      EXHIBIT
        NO.     DESCRIPTION
      -------   -----------
       27.1     Financial Data Schedule -- Nine Months Ended September 30, 1999

       27.2     Financial Data Schedule -- Nine Months Ended September 30, 1998