Form 10-K405
period 1999-12-31
WILLIAMS COMMUNICATIONS GROUP INC
filed 2000-03-27
CIK 1044583

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(MARK ONE)

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-15343

                             ---------------------

                      WILLIAMS COMMUNICATIONS GROUP, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      73-1462856
       (State or other jurisdiction of              (I.R.S. Employer Identification No.)
        incorporation or organization)
     ONE WILLIAMS CENTER, TULSA, OKLAHOMA                          74172
   (Address of principal executive offices)                      (Zip Code)

              Registrant's Telephone Number, Including Area Code:
                                 (918) 573-2000

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                              WHICH REGISTERED
             -------------------                          ------------------------
       Class A Common Stock, $0.01 par                    New York Stock Exchange
  value, and Preferred Stock Purchase Rights

          Securities Registered Pursuant to Section 12(g) of the Act:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's Class A common stock held by nonaffiliates as of the close of business on March 15, 2000, was approximately $3.5 billion. In addition, the aggregate market value of the registrant's Class B common stock held by The Williams Companies, Inc. as of the close of business on March 15, 2000, was approximately $20.1 billion.

     The number of shares of the registrant's Class A Common Stock outstanding at March 15, 2000, was 68,195,470.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement prepared for the solicitation of proxies in connection with the Annual Meeting of Stockholders of Williams Communications Group, Inc. for 2000 are incorporated by reference in Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      WILLIAMS COMMUNICATIONS GROUP, INC.

                                   FORM 10-K

                                     PART I

ITEM 1. BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

     Williams Communications Group, Inc. ("Williams Communications") was incorporated under the laws of the State of Delaware on December 1, 1994, under the name of WilTel Technology Ventures, Inc. The name of the corporation was changed to The WilTech Group, Inc. on September 20, 1995, and to Williams Communications Group, Inc. on February 11, 1997.

     In 1985, The Williams Companies, Inc. ("TWC") entered the communications business by pioneering the placement of fiber-optic cables in pipelines no longer in use. TWC also pioneered the strategy of providing services solely to other communications providers. By 1989, through a combination of construction projects and acquisitions, TWC had completed the fourth nationwide digital fiber-optic network, consisting of approximately 9,700 miles. By 1994, WilTel, TWC's communications subsidiary, was one of the top four providers of high capacity data services, one of the top five providers of long distance voice services, and the first provider to offer nationwide frame relay transmission capacity. In January 1995, TWC sold the WilTel network business to LDDS Communications (now MCI WorldCom). In January 1998, TWC reentered the communications network business, announcing its plans to develop the Williams network.

     Until the closing of the initial public offering of a minority interest in Williams Communications stock on October 6, 1999, Williams Communications was a wholly-owned subsidiary of TWC. In its initial public offering, Williams Communications offered for sale 29,600,000 shares of its Class A Common Stock to the public. The IPO underwriters, Salomon Smith Barney, Inc., Lehman Brothers, Inc. and Merrill Lynch & Co., exercised their options and purchased 4,440,000 additional shares to cover over-allotments. In separate private placements, SBC Communications Inc., Intel Corporation, and Telefonos de Mexico, S.A. de C.V., respectively, acquired 20,226,812, 9,225,093 and 4,612,546 shares of Williams Communications' Class A Common Stock.

     TWC owns 100 percent of Williams Communications' outstanding Class B Common Stock, which gives TWC approximately 98 percent of the voting power of Williams Communications. TWC owns approximately 85 percent of the total outstanding common stock of Williams Communications. As a majority-owned subsidiary of TWC, Williams Communications has in place with TWC agreements for the provision of certain administrative and other services, for the lease of certain property and facilities, for the sharing of tax liabilities and benefits, and for the license of the Williams name and logo.

     The principal executive offices of Williams Communications are located at One Williams Center, Tulsa, Oklahoma 74172 (telephone (918) 573-2000).

(b) FINANCIAL INFORMATION ABOUT SEGMENTS

     See Part II, Item 8 -- Financial Statements and Supplementary Data.

(c) NARRATIVE DESCRIPTION OF BUSINESS

     Substantially all operations of Williams Communications are conducted through subsidiaries. The term "Williams Communications" shall hereinafter also include the operating subsidiaries where the context requires. Williams Communications' principal sources of cash are from external financings, public debt, and public equity. Williams Communications may also receive dividends and advances from its subsidiaries, investments, payments by subsidiaries for services rendered, and interest payments from subsidiaries on cash advances. The amount of dividends available to Williams Communications from subsidiaries largely depends upon each subsidiary's earnings and operating capital requirements and contractual restrictions in each subsidiary's credit arrangements.

     Williams Communications' three business units are Network, Solutions, and Strategic Investments. In addition, Williams Communications enters into strategic alliances and has strategic relationships with communications companies to secure long-term, high-capacity commitments for traffic on the Williams network and to enhance Williams Communications' service offerings. Item 1(c) of this report is formatted to reflect this structure.

                                    NETWORK

     Through the Network unit, Williams Communications owns or leases, operates and is extending a nationwide fiber-optic network focused on providing voice, data, Internet, and video services to communications service providers.

PRODUCTS AND SERVICES

     The Network unit's products and services fall into seven categories:

     - packet-based data services

     - private line services

     - voice services

     - local services

     - dark fiber rights

     - optical wave services

     - network design and operational support

     Packet-based data services. These services include ATM, frame relay, and Internet transport services and provide an efficient transmission basis for data, Internet, voice, and video networks.

     Private line services. These services provide point-to-point capacity across the Williams network at specified transmission speeds of DS-3, OC-3, OC-12, and OC-48.

     Voice services. These services allow the Network unit's customers to provide origination and termination of long distance telephone calls in some cases using capacity on the Williams network and in other cases on other providers' networks. Voice services include domestic, international, and toll-free services.

     Local services. The Network unit currently arranges local access services for its carrier customers through local service providers such as the regional Bell operating companies or competitive access providers. Williams Communications has recently approved plans to extend its network to fifty local markets and to become a provider of facilities-based local access services.

     Dark fiber rights. The Network unit sells rights for dark fiber and related services. Dark fiber consists of fiber strands contained within an installed fiber-optic cable but does not include transmission electronics. Purchasers of dark fiber rights typically install their own electrical and optical transmission equipment. Related services include maintenance of the fiber and colocation of customer equipment in Williams Communications' Points of Presence (POPs) and other network equipment locations. A POP is an environmentally-controlled, secure site designed to house transmission, routing, and switching equipment and local operational staff.

     Optical wave services. The packet-based dense wave-length division multiplexing technology (DWDM technology) used in the Williams network allows the Network unit to offer optical wave services to its customers. These services allow a customer exclusive use of a portion of the transmission capacity of a fiber-optic strand, typically a wavelength, rather than the entire fiber strand. A purchaser of a wavelength will install its own electrical interface, switching, and routing equipment and will share the fiber and optical transmission equipment with other optical wave service users.

     Network design and operational support. Williams Communications helps customers design and operate their networks. Williams Communications uses the Network unit's network management centers to monitor and operate portions of its customers' networks, and uses the Solutions unit's resources to expand and support Williams Communications' customers' networks. Williams Communications is deploying new management tools, including a customer network management system, that will give its customers the ability to monitor network performance and reconfigure their capacity from their own network management centers on an essentially real-time basis as well as the ability to increase or reduce bandwidth rapidly to better match their needs. The customer network management system will also manage equipment and bandwidth inventory and configuration, perform fault isolation, and provide alarm monitoring for customers.

REVENUES

     The Network unit contributed approximately the following percentages to Williams Communications' total revenues for the past three years:

PERCENTAGE OF
TOTAL REVENUES                                          YEAR
--------------                                          ----
20...................................................   1999
11...................................................   1998
 3...................................................   1997

     As a result of the expansion of its network, the Network unit is expected to contribute an increasing percentage of Williams Communications' total consolidated revenues.

INFRASTRUCTURE

     As of February 29, 2000, Williams Communications had approximately 26,700 route miles of fiber-optic cable installed primarily in the ground, with approximately 22,000 of those miles and 87 POPs in operation. The Williams network is being constructed along pipeline rights of way of affiliates of TWC, rights of way of other pipeline companies, highway rights of way, railroad rights of way and other similar rights of way. As of February 29, 2000, Williams Communications had agreements in place for approximately 93 percent of the rights of way needed to complete its network. The Williams network, based on ATM technology, is simpler in design than the traditional circuit-based network which increases flexibility, accelerates the development of new services, lowers costs, and increases the amount of communications traffic that can be carried over the network. In addition, the newer portions of the Williams network will contain multiple conduits along approximately 70 percent of Williams Communications' routes. The older portions of the network are being upgraded by installation of new transmission equipment to increase transmission capacity and to ensure compatibility with the newer portions of the network.

     In addition to providing services on its own network, Williams Communications leases capacity and obtains rights in dark fibers and wavelengths from both long distance and local telecommunications carriers, including competitors, in order to meet the needs of customers. As part of the agreements relating to the sale of the majority of TWC's communications network business to LDDS in January 1995, TWC retained a 9,700 mile single fiber network and, in 1998, Williams Communications entered into an agreement with MCI WorldCom whereby Williams Communications received an option to purchase one fiber-optic strand over approximately 7,700 miles of selected MCI WorldCom routes. Any fiber-optic strand Williams Communications purchases pursuant to the option may only be used to transmit video or multimedia services, including Internet services, until July 1, 2001. After July 1, 2001, these fiber-optic strands can be used for any purpose, including voice and data tariffed services. On December 17, 1998, Williams Communications entered into an agreement with Winstar Communications, Inc. for a 25 year right to use approximately 2 percent of Winstar's wireless local capacity, which is planned to cover the top 50 U.S. markets. On September 17, 1999, Williams Communications entered into a 20 year agreement with Metromedia Fiber Network pursuant to which Williams Communications will lease up to 3,200 route miles of dark fiber on Metromedia local networks and will receive maintenance and dark fiber connectivity to approximately 250 POPs and data centers. In December 1999, Williams Communications and Teleglobe entered into various agreements, one of which grants to Williams Communications two OC-48 wavelengths on Teleglobe's pan-European network. In March 2000, Williams Communications announced an agreement with SBC Communications Inc. to acquire the long distance network assets of Ameritech Communications, Inc., a subsidiary of SBC. The acquired assets will include a fiber network and POPs in the Ameritech five-state region, indefeasible rights of use in dark fiber, and switches. Also in March 2000, Williams Communications entered into twenty year reciprocal buy/sell agreements with Telia AB (publ) and its subsidiaries pursuant to which Williams Communications will receive rights to use dark fibers on Telia's planned 28,000 mile fiber-optic network through Europe and significant additional capacity on the TAT-14 trans-Atlantic cable system scheduled for operation by the end of this year.

CUSTOMERS

     The Network unit's customers currently include regional Bell operating companies, Internet service providers, long distance carriers, international carriers, utilities, and other service providers who desire high-speed connectivity on a wholesale basis. The Network unit's largest customers for 1999 were Intermedia, which accounted for 25 percent of the Network unit's 1999 revenues, and Winstar, which accounted for 22 percent of the Network unit's 1999 revenues. The Network unit's next four largest customers combined for a total of 28 percent of the Network unit's 1999 revenues.

COMPETITION

     The communications industry is highly competitive. Some competitors in the carrier services and fiber-optic network business segments may have personnel, financial, or other competitive advantages. New competitors may enter the market because of increased consolidation and strategic alliances resulting from the Telecommunications Act of 1996, as well as technological advances and further deregulation. In the market for carrier services, Williams Communications competes primarily with the three traditional nationwide carriers, AT&T, MCI WorldCom, and Sprint, and other coast-to-coast and regional fiber-optic network providers, such as Qwest, Level 3, and Broadwing. The Network unit competes primarily on the basis of pricing, transmission quality, network reliability, and customer service and support. Williams Communications has only recently begun to offer some of its services and products and as a result may have fewer and less well-established customer relationships than some of its competitors.

     Williams Communications believes that it has advantages over its competitors. AT&T, MCI WorldCom, and Sprint utilize systems that were constructed for the most part prior to 1990. Williams Communications believes that the older systems operated by these carriers generally face disadvantages when compared to the Williams network, such as lower transmission speeds, lower overall capacity, more costly maintenance requirements, inefficiency due to design and competing traffic requirements, and greater susceptibility to systems interruption from physical damage to the network infrastructure.

     The prices Williams Communications can charge its customers for transmission capacity on the Williams network could decline due to installation by Williams Communications and its competitors of fiber and related equipment that would provide substantially more transmission capacity than currently needed. If prices for network services significantly decline, Williams Communications may experience a decline in revenues which would have a material adverse effect on its operations.

     Williams Communications believes that its strategy of selling products and services to other communications carriers gives it an advantage over other fiber-optic network providers who compete with their customers. Williams Communications believes that communications carriers prefer not to buy products and services from a competitor. Williams Communications also does not need a large sales, marketing, and customer service staff in order to support the retail markets that its competitors serve. Williams Communications can effectively reach and serve a relatively small group of large customers with a small more efficient and more focused team, resulting in reduced costs. Williams Communications may experience a decline in revenues if it loses a large customer as a result of mergers or consolidations within the industry.

                                   SOLUTIONS

     In April 1997, Williams Communications purchased Nortel's equipment distribution business, which it then combined with Williams Communications' equipment distribution business to create Williams Communications Solutions LLC ("Solutions LLC"). Nortel's equipment distribution business included the combined net assets of Nortel's direct sales subsidiary, Nortel Communications Systems Inc., which included Bell Atlantic Meridian Systems and TTS Meridian Systems Inc. Williams Communications owns a 70 percent interest and Nortel owns a 30 percent interest in Solutions LLC. Williams Communications and Nortel have representation in proportion to their respective ownership interest on the management committee of Solutions LLC. As long as Nortel's interest in Solutions LLC is at least 20 percent, Nortel must approve, among other things, any changes to the scope of Solutions LLC's business; any non-budgeted capital expenditure over $5 million; any non-budgeted acquisition, divestiture or any other obligation over $20 million; and the incurrence of long-term debt in excess of equity.

     Through the Solutions unit, which includes Solutions LLC, Williams Communications sells, installs, and maintains communications equipment and network services that provide solutions for the comprehensive voice and data needs of organizations of all sizes.

PRODUCTS AND SERVICES

     The Solutions unit operates approximately 110 sales and service offices in the U.S., Canada, and Mexico staffed with approximately 1,200 sales personnel. Approximately 100 of the Solutions unit's sales personnel focus on large national and government accounts. The Solutions unit provides a comprehensive array of communications products and services. These products and services fall into three categories:

     - equipment sales and service

     - professional services

     - marketing of carrier services

     Equipment sales and service. The Solutions unit sells and installs voice and data communications equipment and provides service, maintenance, and support for its customers' communications networks.

     - Voice and video equipment. The Solutions unit offers its customers a variety of voice and video equipment, which enables its customers to communicate more effectively. The Solutions unit also installs, configures, and integrates the equipment its customers purchase. This equipment includes private branch exchange systems, key systems, building wiring, call centers, voice mail systems, and premise (as opposed to mobile) wireless systems.

     - Data equipment. The Solutions unit designs, builds, and operates data networks as well as integrated voice and data networks. To meet its customers' needs, the Solutions unit evaluates technologies such as Internet protocol, frame relay, and ATM and then selects, integrates, and deploys the appropriate routers, switches, access devices, and other required equipment.

     - Service and maintenance. The Solutions unit maintains and services its customers' networks primarily through annual maintenance plans or through job-specific plans based on time and materials. The Solutions unit remotely monitors and manages the voice and data equipment and network connectivity of its customers 365 days a year, 24 hours a day through its advanced network management center.

     Professional services. The Solutions unit designs, builds, and operates advanced voice, data, and integrated networks. The Solutions unit's professional service offerings include outsourcing, advanced call center applications, network engineering, and network consulting.

     - Outsourcing. The Solutions unit has approximately 360 engineers and on-site technicians to support several large U.S. corporations that have elected to turn over to the Solutions unit the management and operation of all or substantial portions of their communications environments.

     - Advanced call center applications. The Solutions unit's call center applications team consists of approximately 50 software applications developers and engineers who design and implement customized call center solutions for customers with complex requirements. The Solutions unit also maintains a computer telecommunications integration lab with 30 specialists to test and develop custom call center solutions.

     - Network engineering. The Solutions unit has approximately 175 network engineers with expertise in data as well as integrated voice and data networking. This group designs networking solutions, implements those solutions, and provides ongoing operational support utilizing standard technologies. The Solutions unit also provides engineers on a fee-for-service basis for customers who seek to augment their own resources.

     - Network consulting. The Solutions unit's network consultants coordinate the operational plans of its customers with their existing network capacity and capability in order to determine the communications environment necessary to meet their business needs. The Solutions unit's consultants provide a complete analysis of existing network status and predict the impact of future changes on a network and also develop sophisticated Internet applications.

     Marketing of carrier services. The Solutions unit markets long distance, local, and Internet services offered by other carriers who are generally customers of the Williams network. This enables the Solutions unit to provide a complete communications solution for its customers. The Solutions unit currently has agreements with SBC, Bell Atlantic, U S WEST (in Arizona only), UniDial, and Concentric to market their services.

REVENUES

     The Solutions unit contributed approximately the following percentages to Williams Communications' total revenues for the past three years:

                    PERCENTAGE OF
                   TOTAL REVENUES                       YEAR
                   --------------                       ----
70...................................................   1999
79...................................................   1998
83...................................................   1997

VENDOR RELATIONSHIPS

     The Solutions unit has agreements with the suppliers of the products and providers of the services it sells to its customers. These agreements provide for the Solutions unit to distribute, resale, or integrate products or act as agent for the provider of services. Normally, the Solutions unit receives volume discounts off the list price of the product or service it purchases from its vendors. The Solutions unit's primary vendor relationships are with Nortel, Cisco, Lucent, and NEC, of which Nortel is the largest.

     By having relationships with multiple vendors, the Solutions unit believes it can provide the best solution for each customer's specific needs. The Solutions unit realizes that an interruption, or substantial modification, of its distribution relationships could have a material adverse effect on its business.

CUSTOMERS

     The Solutions unit provides products and services to approximately 100,000 customer sites across a broad range of industries including businesses as well as educational, governmental, and non-profit institutions. These customers consist of small businesses (ten or more employees), small sites of larger companies, and large enterprise campus sites. The Solutions unit is not dependent on any one customer or group of customers to achieve its desired results. The Solutions unit's top 25 customers combined accounted for less than 25 percent of revenue during 1999, with no one customer accounting for more than 1 percent.

COMPETITION

     The Solutions unit's competition comes from communications equipment distributors, network integrators, and manufacturers of equipment (including in some instances those manufacturers whose products the Solutions unit also sells). The Solutions unit's competitors include Norstan, Inc., Lucent, Siemens, Cisco Systems, and the equipment divisions of GTE, Sprint, and the regional Bell operating companies. Most equipment distributors tend to be regionally focused and do not have the Solutions unit's capability to service a nationwide customer base. The Solutions unit believes its expertise in voice technologies and its ability to provide comprehensive solutions give it an advantage over network integrators. The Solutions unit operates in a highly competitive industry and faces competition from companies that may have significantly greater financial, technical, and marketing resources. Some of the Solutions unit's competitors have strong existing relationships with the Solutions unit's customers and potential customers resulting in a competitive disadvantage for the Solutions unit. The Solutions unit is also at a disadvantage in that its costs exceed those of manufacturers, limiting its ability to engage in price competition with such manufacturers. However, most manufacturers of equipment are focused on selling their own equipment and do not provide converged solutions.

                             STRATEGIC INVESTMENTS

     Through the Strategic Investments unit, Williams Communications makes investments in, or owns and operates, domestic and foreign businesses that create demand for capacity on the Williams network, increase Williams Communications' service capabilities, strengthen Williams Communications' customer relationships, develop Williams Communications' expertise in advanced transmission electronics, or extend Williams Communications' reach. Individual strategic investments are discussed below.

     Vyvx Services. Vyvx is a wholly-owned business unit of Williams Communications, Inc. and is a provider of integrated fiber-optic, satellite, and teleport video transmission services. Through Vyvx, Williams Communications has gained experience in multimedia networks and has established high-speed connectivity to the major news and sports venues throughout the United States. Vyvx's broadcast customers include all major broadcast and cable television networks, news services, and professional and collegiate sports organizations. Considering its addressable markets for backhauling video content, Vyvx currently has 85 percent of the professional sports market, 65 percent of the live event market and a 35 percent share in the transmission of television advertising. Vyvx has begun developing an application infrastructure it calls MediaXtranet that will allow Vyvx to develop greater capabilities to function in the eBusiness and Internet environment and allow customers direct access to advertising spot storage and distribution.

     While Vyvx has over approximately 2,000 active customers, approximately 40 percent of its total revenue is derived from its top ten customers. Vyvx's contracts with its largest customers are for terms that extend up to ten years. Most of its contracts with its smaller customers are for one-year terms. Vyvx's largest customer, Fox Entertainment Group, Inc., accounted for approximately 13 percent of Vyvx's 1999 total revenues, which is equivalent to approximately 8 percent of the Strategic Investment unit's 1999 total revenues. Competition is based primarily on service quality and reliability and network reach and, to a lesser extent, on price. Vyvx's competitors include some of the largest domestic and international communications companies, which have greater financial resources and name recognition. Vyvx is at a disadvantage in international broadcasting because its competitors have greater international presence.

     Concentric. Concentric Network Corporation is a provider of Internet-based virtual and private networking services to business customers. Williams Communications currently owns 4,633,716 shares, or approximately 11 percent, of Concentric's common stock. Williams Communications and Concentric are finalizing a transaction whereby Williams Communications will exercise its option to purchase 70,746 additional shares. Williams Communications also owns warrants to purchase an additional 710,036 shares at an exercise price of $3.00 per share.

     Sycamore Networks. Sycamore Networks is a manufacturer of cutting edge high-end fiber-optic transmission equipment, especially DWDM equipment. Williams Communications currently owns 252,000 shares, or less than one percent of Sycamore's common stock.

     Cisco Systems. Cisco Systems is a manufacturer of routers and other equipment to support Internet transmissions. Williams Communications currently owns 422,938 shares, or less than one percent of Cisco's common stock.

     Ziplink, Inc. Ziplink is a provider of wholesale Internet access services to developers and vendors of Internet appliances and local, regional, and national Internet service appliances. Williams Communications currently owns 216,964 shares, or approximately 2 percent of Ziplink's common stock.

     TMNG. TMNG is a provider of strategy, management, operational and e-business consulting services to the global telecommunications industry. Williams Communications currently owns 500,000 warrants to purchase TMNG's common stock at an exercise price of $2.50 per share.

     UniDial. UniDial Communications, Inc. is a reseller of long distance and other communications products, including frame relay, Internet, and conferencing services. Williams Communications estimates that its preferred stock would convert into approximately 12 percent of UniDial's common stock.

     UtiliCom. UtiliCom Networks Inc. partners with utilities to create joint ventures offering local exchange and other communications services. Williams Communications currently owns 469,154 shares, approximately 4 percent of UtiliCom's common stock. Williams Communications also owns warrants to purchase an additional 200,000 shares at an exercise price of $3.00 per share.

     CSI, Inc. CSI, Inc. deploys touch-screen display units installed on stadium seats which provide access to statistics, different views of the field, player- and venue-related information and access to current information from other sports events. Williams Communications currently owns 100 percent of the common stock and 28 percent of the preferred stock of CSI.

     Others. Williams Communications has also made investments in other domestic privately held companies, including NET-tel Communications, Prism Communication Services, SporTVision, Sonus Networks, Corvis Corporation, Optical Networks, Axient, Battery Convergence Fund, ClearData.net, Compass Telecommunications, Internet Telemetry Corp., Centennial Strategic Partners Fund, Avid Sports, Accelerated Networks and Zaffire.

     ATL. ATL provides digital cellular services in the Brazilian states of Rio de Janeiro and Espirito Santo, covering a population of approximately 16.1 million inhabitants. Williams Communications currently owns 19 percent of the common stock and 66 percent of the preferred stock of ATL through its ownership of Johi Representacoes Limitada and Williams International ATL Ltd.

     PowerTel. PowerTel plans to build, own, and operate communications networks serving the three Australian cities of Brisbane, Melbourne and Sydney and plans to provide local services in the central business districts of these cities. Williams Communications' total investment currently represents a 43 percent economic interest in PowerTel. Williams Communications currently holds a majority of PowerTel's board seats, is entitled to elect the majority of the directors of PowerTel, to appoint the executive officers of PowerTel and to exercise control over the company's operations.

     Telefonica Manquehue, S.A. Metrocom S.A. was a Chilean company formed to build, own, and operate a communications network providing local, Internet, data, and voice services to businesses and residences in the Santiago metropolitan area. Williams Communications owned a 19.9 percent equity interest in Metrocom S.A. until January 31, 2000, when Metrocom merged with Telefonica Manquehue, S.A. As a result of that merger, Williams Communications now owns 19.6 percent of Telefonica Manquehue, S.A.

REVENUES

     The Strategic Investments unit contributed approximately the following percentages to Williams Communications' total revenues for the past three years:

                    PERCENTAGE OF
                   TOTAL REVENUES                       YEAR
-----------------------------------------------------   ----
13...................................................   1999
13...................................................   1998
15...................................................   1997

                     STRATEGIC ALLIANCES AND RELATIONSHIPS

     Williams Communications has, and will continue to, enter into strategic alliances and strategic relationships with communications companies to secure long-term, high-capacity commitments for traffic on the Williams network and to enhance Williams Communications service offerings. The most significant of these alliances are described briefly below.

SBC COMMUNICATIONS INC.

     SBC is a major communications provider in the U.S. SBC currently provides local services in the south central region of the U.S. and in California, Nevada, and Connecticut. In the fourth quarter of 1999, SBC acquired Ameritech, a major communications provider in the midwest region of the U.S. On February 8, 1999, Williams Communications entered into agreements with SBC under which:

     - SBC must first seek to obtain domestic voice and data long distance services from Williams Communications for 20 years

     - Williams Communications must first seek to obtain select international wholesale services and various other services, including toll-free, operator, calling card and directory assistance services, from SBC for 20 years

     - Williams Communications and SBC will sell each other's products to their respective customers and provide installation and maintenance of communications equipment and other services

INTEL CORPORATION

     Intel is a manufacturer of chips and other computer, networking, and communications products. Intel recently announced the formation of its new business, Intel OnLine Services, to provide Internet Web-hosting services by building and managing data centers around the world that will support the Web sites of third parties. On May 24, 1999, Williams Communications and Intel, on behalf of Intel OnLine Services, entered into a ten-year master alliance agreement. The alliance agreement provides that Williams Communications and Intel OnLine Services will purchase services from one another pursuant to a service agreement and create a co-marketing arrangement, each of which will be for a three-year term renewable for one-year terms thereafter. The services Williams Communications will provide include domestic transport services. Intel will provide Web hosting services pursuant to the co-marketing arrangement. Subject to Williams Communications' meeting price, quality of service and other specifications,

Intel OnLine Services will purchase a significant portion of its yearly domestic transport requirements from Williams Communications.

TELEFONOS DE MEXICO S.A. DE C.V.

     Telefonos de Mexico, S.A. de C.V. ("TelMex"), the largest communications provider in Mexico, currently provides long distance and local services primarily in Mexico. On May 25, 1999, Williams Communications entered into an alliance agreement with TelMex under which, subject to any necessary U.S. and Mexican regulatory requirements:

     - TelMex must first seek to obtain select international wholesale services and various other services from Williams Communications for 20 years

     - Williams Communications must first seek to obtain select international wholesale services and various other services from TelMex for 20 years

In addition, Williams Communications and TelMex have entered into an interconnection agreement and are negotiating additional agreements for the purchase and sale of telecommunications services.

WINSTAR

     Winstar Communications, Inc. uses wireless technology to provide high-capacity local exchange and Internet access services to companies located generally in buildings not served by fiber-optic cable. On December 17, 1998, Williams Communications entered into two agreements with Winstar under which:

     - Williams Communications has a 25-year right to use approximately 2 percent of Winstar's wireless local capacity, which is planned to cover the top 50 U.S. markets

     - Winstar has a 25-year right to use four strands of Williams Communications' fiber-optic cable over 15,000 route miles on the Williams network, a transmission capacity agreement with an obligation to lease specified circuits from Williams Communications for at least 20-year terms, and an agreement for colocation and maintenance services

U S WEST

     U S WEST, Inc. is a communications provider with operations in the western region of the United States. Williams Communications entered into an agreement with U S WEST, effective January 1998, that provides that the two companies will work together to provide data networking services to a variety of customers. Williams Communications also provides various services to U S WEST.

INTERMEDIA

     Intermedia Communications, Inc. provides a wide range of local, long distance and Internet services. In April 1998, Intermedia executed an agreement providing for a 20-year right to use Williams Communications' nationwide transmission capacity.

                               OTHER INFORMATION

ENVIRONMENTAL MATTERS

     Williams Communications is subject to federal, state, and local laws and regulations relating to the environmental aspects of its business. Management believes that Williams Communications' operations are in substantial compliance with existing environmental legal requirements. Management expects that compliance with such existing environmental legal requirements will not have a material adverse effect on the capital expenditures, earnings, and competitive position of Williams Communications.

REGULATION

     Williams Communications is authorized to provide interstate transmission services and is subject to Federal Communications Commission ("FCC") regulations as a common carrier with regard to certain of its interstate transmission services. An FCC rulemaking to eliminate domestic, common carrier tariffs has been stayed pending judicial review. In the interim, the FCC is requiring such carriers to operate under traditional tariff rules. Operations of microwave communications, satellite earth stations, and certain other related transmission facilities are also subject to FCC licensing and other regulations. These regulations do not significantly impact Williams Communications' operations. In 1997 the FCC began implementation of the Universal Service Fund contemplated in the Telecommunications Act of 1996. Williams Communications is required to contribute to this fund based upon certain revenues. In addition, Williams Communications is authorized to provide intrastate transmission services in each state and is subject to various rules and regulations in those states where it provides intrastate transmission services.

     The equipment sold by the Solutions unit must meet the requirements of Part 68 of the FCC rules governing the equipment registration, labeling, and connection of equipment to telephone networks. The Solutions unit relies on the equipment manufacturers' compliance with these requirements for its own compliance regarding the equipment it distributes. These regulations have a minimal impact on the Solutions unit's operations.

     In addition, Williams Communications is subject to various rules and regulations in those foreign countries where it has international operations or investments.

EMPLOYEES

     As of December 31, 1999, Williams Communications had approximately 9,200 full-time employees, approximately 1,025 of whom were covered by collective bargaining agreements.

FORWARD-LOOKING INFORMATION

     Certain matters discussed in this report, excluding historical information, include forward-looking statements -- statements that discuss Williams Communications' expected future results based on current and pending business operations. Williams Communications makes these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

     Forward-looking statements can be identified by words such as "anticipates," "believes," "expects," "planned," "scheduled" or similar expressions. Although Williams Communications believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to numerous assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document.

In addition to risk factors set forth in Williams Communications' Registration Statement on Form S-1, Amendment No. 9, dated September 30, 1999, SEC File No. 333-760007, beginning on Page 8, the following important factors could cause actual results to differ materially from any results projected, forecasted, estimated, or budgeted:

     - Changes in general economic conditions in the United States and changes in federal or state laws and regulations to which Williams Communications is subject, including tax, environmental, and employment laws and regulations.

     - Changes in foreign economies, currencies, laws and regulations, and political climates, especially in Mexico, Canada, Brazil, Australia, and Chile, where Williams Communications has made direct investments, and in Europe where Williams Communications plans to provide transmission services.

     - The cost and effects of legal and administrative claims and proceedings against Williams Communications or its subsidiaries.

     - Conditions of the capital markets Williams Communications utilizes to access capital to finance operations.

     - Termination of the SBC strategic alliance or SBC Communications' inability to obtain regulatory approval to provide long-distance communications services within markets in which it currently provides local services.

     - Termination of any of the Solutions unit's key vendor relationships.

     - Loss of a high volume Network customer.

     - Technological developments, high levels of competition, lack of customer diversification, and general uncertainties of government regulation in the communications industry.

     - Significant competition on pricing and product offerings for the Solutions and Network units.

     - The fact that TWC owns a significant majority of Williams Communications and the potential need at a future date to replace, at a higher cost, administrative services currently provided by TWC.

     - The effect of changes in accounting policies.

     - The ability in a cost-effective way to raise capital needed to sustain operating cash flow, make capital expenditures, and meet debt obligations.

     - The ability to attract and retain qualified employees.

     - The ability to develop financial, management, and operating controls to manage costs and rapid growth.

     - The ability of each business unit to implement successfully key systems, such as order entry systems and service delivery systems.

     - The ability to develop the "Williams Communications" brand.

     - The ability to successfully complete the Williams network build within budget and on schedule.

     - The ability of the Network unit to timely turn up service requests and minimize service interruptions.

     - The ability to obtain additional capacity for the Williams network from other providers.

     - The ability to expand the Williams network as needed to remain competitive and to maintain the Williams network's leading-edge technology.

     - The ability, in a cost-effective way, to obtain and maintain necessary rights of way for the Williams network.

     - The ability to successfully market capacity on the Williams network.

     - The ability of the Solutions unit to introduce and market competitive products and services.

ITEM 2. PROPERTIES

     The network and its component assets are the principal properties that Williams Communications currently operates. See Item 1(c), Narrative Description of Business -- Network-Infrastructure, for a description of these properties. In addition, Williams Communications holds its satellite transponder capacity under various agreements. Williams Communications owns part of its teleport facilities and holds the reminder under either a management agreement or long-term facilities leases. Williams Communications also leases office space in various locations including from TWC. Williams Communications leases from TWC approximately 1,200,000 square feet of office space in Tulsa, Oklahoma, and has entered into a lease with TWC for an additional 350,000 square feet of office space to be constructed. Solutions occupies approximately 192,000 square feet of office space in Houston, Texas, which it subleases from TWC.

ITEM 3. LEGAL PROCEEDINGS

     Williams Communications is subject to various types of litigation in connection with its business and operations. However, with the possible exception of the Shrier and Oxford lawsuits described below, Williams Communications does not believe that any pending litigation is material to its business or operations.

     Shrier v. Williams was filed on August 4, 1999, in the U.S. District Court for the Northern District of Oklahoma. Oxford v. Williams was filed on September 3, 1999, in state court in Jefferson County, Texas. The Oxford complaint was amended to add an additional plaintiff on September 24, 1999. On October 1, 1999, the case was removed to the U.S. District Court for the Eastern District of Texas, Beaumont Division. Plaintiffs have filed a motion seeking to remand the case to state court.

     In each lawsuit, the plaintiff seeks to bring a nationwide class action on behalf of all landowners on whose property the plaintiffs have alleged Williams Communications has installed fiber-optic cable without the permission of the landowner. The plaintiffs are seeking a declaratory ruling that Williams Communications is trespassing, damages resulting from the alleged trespass, damages based on Williams Communications' profits from use of the property and damages from alleged fraud. Relief requested by the plaintiff includes injunction against further trespass, actual and punitive damages and attorneys' fees.

     Williams Communications believes that installation of the cable containing the single-fiber network that crosses over or near the named plaintiffs' land does not infringe on the plaintiffs' property rights. Williams Communications also does not believe that the plaintiffs have sufficient basis for certification of a class action. The proposed composition of the class in the Oxford lawsuit appears to include only landowners who would also be included in the class proposed in the Shrier suit.

     Other communications carriers have been successfully challenged with respect to their rights over railroad rights of way, which are also challenged by the plaintiffs in Shrier and Oxford. Approximately 15 percent of the Williams network is installed on railroad rights of way. In many areas, the railroad granting Williams Communications the license holds full ownership of the land, in which case its license should be sufficient to give Williams Communications valid rights to cross the property. In some states where the railroad is not the property owner but has an easement over the property the law is unsettled as to whether a landowner's approval is required. Williams Communications did not generally obtain landowner approval where its rights of way are located on railroad easements. In most states, Williams Communications has eminent domain rights which it believes would limit its liability for any trespass damages. It is likely that Williams Communications will be subject to other purported class action suits challenging its railroad or pipeline rights of way. Williams Communications cannot quantify the impact of all such claims at this time. Thus, Williams Communications cannot be certain that the plaintiffs' purported class actions or other purported class actions, if successful, will not have a material adverse effect.

SUMMARY

     Williams Communications is a party to various other claims, legal actions and complaints arising in the ordinary course of business. While no assurances may be given, in the opinion of management, the ultimate resolution of all claims, legal actions and complaints after consideration of amounts accrued, insurance coverage, or other indemnification arrangements will not have a materially adverse effect upon Williams Communications' future financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                            ------------------------

                 EXECUTIVE OFFICERS OF WILLIAMS COMMUNICATIONS

     The names, ages, positions, and earliest election dates of the executive officers of Williams Communications are:

NAME                                   AGE        POSITIONS AND OFFICES CURRENTLY HELD       OFFICER SINCE
----                                   ---        ------------------------------------       -------------
Keith E. Bailey......................  57    Chairman of the Board                             12/01/94
Howard E. Janzen.....................  46    President & Chief Executive Officer              12/01/94*
Scott E. Schubert....................  46    Chief Financial Officer and Chief Accounting      06/07/99
                                             Officer
Lawrence C. Littlefield, Jr. ........  62    Senior Vice President-Group Executive           02/12/97**
Frank M. Semple......................  48    Senior Vice President-Network                     07/01/97
John C. Bumgarner, Jr. ..............  57    Senior Vice President-Strategic Investments       12/01/94
Delwin L. Bothof.....................  55    Senior Vice President-Domestic Strategic          12/01/94
                                             Investments
S. Miller Williams...................  48    Senior Vice President-International Strategic     12/01/94
                                             Investments
Patti L. Schmigle....................  41    Senior Vice President-Solutions                   11/01/97
Kenneth R. Epps......................  43    Senior Vice President-Strategic Marketing         03/01/99

NAME                                   AGE        POSITIONS AND OFFICES CURRENTLY HELD       OFFICER SINCE
----                                   ---        ------------------------------------       -------------
Matthew W. Bross.....................  39    Senior Vice President-Chief Technology Officer    03/01/99
Mark A. Bender.......................  35    Senior Vice President-Chief Information           03/01/99
                                             Officer
Gerald L. Carson.....................  60    Senior Vice President-Human Resources             02/12/97
William G. von Glahn.................  56    Senior Vice President-Law                         12/01/98
Bob F. McCoy.........................  57    General Counsel                                   11/01/99

     Except for Scott E. Schubert, Kenneth R. Epps, and Matthew W. Bross, all of the above officers have been employed by Williams Communications or one of its subsidiaries as officers or otherwise for more than five years and have had no other employment during the period. Prior to joining Williams Communications, Mr. Schubert was Vice President of Global Accounting Services and Finance of BP Amoco, where he had been employed for 23 years, including the last six years as an officer of Amoco prior to its merger with British Petroleum. Before joining Williams Communications in February 1999, Mr. Epps served as Vice President of Emerald Solutions, Inc., a start-up information technology firm, from 1998 to 1999. Prior to that he was with AT&T for 13 years. Prior to joining Williams Communications, Mr. Bross served as Chief Executive Officer of Critical Technologies, a company Mr. Bross founded in 1991, until May 1997 when that company was acquired by Williams Communications.
---------------

* Mr. Janzen was elected Co-Chairman and Chief Operating Officer effective 02/12/97, and President and Chief Executive Officer effective 05/01/98.

** Mr. Littlefield ceased being an executive officer of Williams Communications effective February 15, 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Williams Communications' Class A Common stock is listed on the New York Stock Exchange under the symbol "WCG." At the close of business on March 15, 2000, Williams Communications had approximately 413 holders of record of its Class A Common Stock. Management does not expect to pay cash dividends on capital stock in the foreseeable future. Williams Communications' debt agreements place limitations on the payment of cash dividends. It is management's intention to retain future earnings, if any, to finance the operation and development of the business. Future dividends, if any, will be determined by the board of directors and will depend on the success of operations, capital needs, financial conditions, contractual restrictions and other factors that the board of directors considers. The high and low sales price ranges (composite transactions) are listed for the fourth quarter 1999, the first quarter that Williams Communications' Class A Common Stock was traded.

                                                  1999
                                            -----------------
QUARTER                                       HIGH      LOW
-------                                     --------   ------
4th.......................................  $35.4375   $23.25

     The effective date of Williams Communications' registration statements relating to its initial public offering of Class A Common Stock and Senior Redeemable Notes, filed on Form S-1 under the Securities Act of 1933 (Nos. 333-76007 and 333-76877, respectively), was September 30, 1999. The managing underwriters for both securities were Salomon Smith Barney, Lehman Brothers and Merrill Lynch & Co.

     Under the equity offering, Williams Communications registered 34,040,000 shares of Class A common stock (29,600,000 of which were issuable to the public and 4,440,000 of which were issuable only the underwriters to cover over allotments). Williams Communications sold the 29,600,000 shares of Class A common stock at $23.00 per share. The 4,440,000 over allotment shares were sold to the underwriters at $21.68 per share. Additionally, in separate private placements exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, SBC Communications, Intel Corporation, and Telmex each purchased a portion of Williams Communications' Class A common stock. SBC Communications acquired 20,226,812 shares of Class A common stock for an investment of approximately $438.5 million; Intel Corporation invested $200 million to acquire 9,225,093 shares of Class A common stock; and Telmex invested $100 million to acquire 4,612,546 shares of Class A common stock. The sale of the shares of Class A common stock generated aggregate gross proceeds of approximately $1.52 billion for Williams Communications. The aggregate net proceeds of the common stock were approximately $1.47 billion, after deducting underwriting discounts and commissions of $44.9 million and expenses of the offering of $7.9 million.

     Separate from the equity offering, Williams Communications sold an aggregate of $2 billion of debt securities. The sale of the debt securities generated aggregate gross proceeds of $1.99 billion for Williams Communications after a debt discount of $11.3 million. The aggregate net proceeds of the debt securities were approximately $1.94 billion, after deducting underwriting discounts and commissions of $50 million and expenses of the offering of $2.0 million.

     Of the net equity and debt proceeds, Williams Communications has used approximately $1.56 billion of which $1.13 billion was used to repay borrowings under credit facilities. An additional $435 million was used for capital expenditures, working capital and other general corporate purposes. The remaining $1.85 billion of the net proceeds are expected to be used primarily for capital expenditures related to the construction of Williams Communications' fiber-optic network. The amounts actually expended for such purposes may vary significantly and will depend on a number of factors, including Williams Communications' future revenues and cash generated by operations and other factors.

     An additional 36,000,000 shares of Class A common stock were registered on Form S-8 (No. 333-88339), and amendment thereto, effective October 1, 1999, which are issuable by Williams Communications pursuant to the Williams Communications Group, Inc. 1999 Stock Plan.

ITEM 6. SELECTED FINANCIAL DATA

     The following financial data as of December 31, 1999 and 1998 and for the three years ended December 31, 1999 are an integral part of, and should be read in conjunction with, the consolidated financial statements and notes thereto. All other amounts have been prepared from the company's financial records. Information concerning significant trends in the financial condition and results of operations is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages F-3 through F-18 of this report.

                                       1999         1998         1997        1996        1995
                                    ----------   ----------   ----------   --------   ----------
                                    (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
Revenues(1).......................  $2,022,996   $1,733,469   $1,428,513   $705,187   $  538,919
Loss from continuing
  operations(2)...................    (359,701)    (185,729)     (30,043)    (3,514)      (1,617)
Income from discontinued
  operations(3)...................          --           --           --         --    1,018,800
Net income (loss).................    (359,701)    (185,729)     (30,043)    (3,514)   1,017,183
Basic and diluted earnings (loss)
  per share(4):
  Loss from continuing
     operations...................       (0.87)       (0.47)       (0.08)     (0.01)          --
  Income from discontinued
     operations...................          --           --           --         --         2.57
  Net income (loss)...............       (0.87)       (0.47)       (0.08)     (0.01)        2.57
Common dividends paid per share...          --           --           --         --           --
EBITDA(5).........................    (126,082)     (82,973)      44,005     32,287       41,331
Net cash provided by (used
  in)operating activities.........      86,704     (300,810)     147,858     (1,775)      34,144
Net cash provided by financing
  activities......................   3,681,603      890,623      225,953    226,009       47,022
Net cash used in investing
  activities......................  (3,316,010)    (559,099)    (363,494)  (224,186)     (81,189)
Total assets at December 31(6)....   6,377,867    2,338,546    1,511,834    721,687      413,630
Long-term debt obligations at
  December 31(7)..................   2,970,644      623,730      125,746      1,680      187,716
Stockholders' equity at December
  31(4)...........................   2,112,600    1,007,682      868,502    527,253       94,221

---------------

(1) See Notes 1 and 2 for discussions of changes in Williams Communications Group, Inc.'s ("WCG") method of accounting for revenue recognition associated with leasing its fiber-optic network and WCG's acquisitions which impact revenues.

(2) See Notes 1, 2 and 4 for discussions of changes in WCG's method of accounting for revenue recognition associated with leasing its fiber-optic network, acquisitions and asset sales which affect losses from continuing operations.

(3) In 1995 WCG sold its nationwide fiber-optic network and the associated consumer, business and carrier customers to LDDS. The sale was accounted for as a disposal of a business segment, and accordingly the operations of the segment were included in income from discontinued operations.

(4) See Notes 1 and 11 for discussions of WCG's equity offering.

(5) EBITDA represents earnings before interest, income taxes, depreciation and amortization and other non-recurring or non-cash items, such as equity earnings or losses and minority interest. Included in the computation of the year ended December 31, 1999 EBITDA are dividends received of $9.4 million from one of WCG's cost-based international telecommunications investments. Excluded from the computation of year ended December 31, 1999

    EBITDA are charges of $28.4 million in other expenses related to the sale of WCG's audio and video conferencing and closed circuit broadcasting services businesses, $5.5 million in other expenses related to abandoning a venture in the strategic investments unit involved in providing wireless monitoring, meter reading equipment and related services and $2.6 million in selling, general and administrative expenses related to the impact of converting Williams options and shares to WCG options and shares in conjunction with the initial public offering of WCG shares. Excluded from the computation of year ended December 31, 1998 EBITDA are charges of $23.2 million in other expenses related to abandoning a venture in the strategic investments unit involved in the technology and transmission of business information for news and educational purposes. Excluded from the computation of the year ended December 31, 1997 EBITDA is a gain of $44.5 million related to the sale of 30% of Solutions LLC to Nortel and a charge of $29.0 million in other expense primarily related to the decision to sell the learning content business. EBITDA is used by management and certain investors as an indicator of a company's historical ability to service existing debt. Management believes that an increase in EBITDA is an indicator of improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either operating income, as determined by generally accepted accounting principles, nor as an indicator of operating performance or cash flows from operating, financing and investing activities, as determined by generally accepted accounting principles, and is thus susceptible to varying calculations. EBITDA as presented may not be comparable to other similarly titled measures of other companies. Under the terms of WCG's long-term credit facility, the discretionary use of funds reflected by EBITDA is limited in order to conserve funds for capital expenditures and debt service.

(6) See Note 2 for discussion of WCG's asset acquisitions.

(7) See Note 10 for discussion of WCG's long-term debt.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The table below summarizes the consolidated results from operations of Williams Communication Group, Inc. ("WCG") for the years ended December 31, 1999, 1998 and 1997.

CONSOLIDATED

                                                             YEAR ENDED DECEMBER 31,
                                                       ------------------------------------
                                                          1999         1998         1997
                                                       ----------   ----------   ----------
                                                                  (IN THOUSANDS)
Revenues:
  Network............................................  $  403,964   $  194,936   $   43,013
  Solutions..........................................   1,406,043    1,367,404    1,189,798
  Strategic Investments..............................     256,564      221,410      217,966
  Eliminations.......................................     (43,575)     (50,281)     (22,264)
                                                       ----------   ----------   ----------
     Total revenues..................................   2,022,996    1,733,469    1,428,513
Operating costs:
  Cost of sales......................................   1,572,744    1,294,583    1,043,932
  Selling, general and administrative................     558,652      489,173      329,513
  Provision for doubtful accounts....................      28,390       21,591        7,837
  Depreciation and amortization......................     132,437       87,081       71,863
  Other..............................................      35,143       34,245       32,269
                                                       ----------   ----------   ----------
     Total operating expenses........................   2,327,366    1,926,673    1,485,414
                                                       ----------   ----------   ----------
Loss from operations.................................  $ (304,370)  $ (193,204)  $  (56,901)
                                                       ==========   ==========   ==========

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

CONSOLIDATED RESULTS

     WCG experienced a net loss of $359.7 million for the year ended December 31, 1999 compared to a net loss of $185.7 million for the same period in 1998, an increase of $174.0 million from the prior period. The increase in net loss included an increase in losses from operations of $111.2 million which is discussed in detail below by segment, an increase in equity losses of $28.5 million, an increase in net interest expense of $89.7 million and an increase in other expense of $.5 million. These increases to net loss were offset by a change in minority interest results of $15.9 million and increases in investing income of $28.1 million and dividends received from cost-based investments of $9.4 million. The tax benefit increased $2.7 million pursuant to a tax sharing agreement with The Williams Companies, Inc. ("Williams").

     WCG's network unit accounted for $106.8 million of the increase in losses from operations, and WCG's solutions unit accounted for $13.8 million of the increase in losses from operations. WCG's strategic investments unit's loss from operations decreased by $9.5 million.

WCG'S NETWORK UNIT

     The table below summarizes WCG's network unit's results for the years ended December 31, 1999, 1998 and 1997.

NETWORK

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999         1998       1997
                                                             ---------    --------    -------
                                                                      (IN THOUSANDS)
Revenues:
  Dark fiber...............................................  $ 109,258    $ 64,100    $    --
  Leased capacity and other................................    237,183      73,367     16,637
  Intercompany.............................................     43,264      49,759     21,159
  Affiliates...............................................     14,259       7,710      5,217
                                                             ---------    --------    -------
     Total revenues........................................    403,964     194,936     43,013
Operating costs:
  Cost of sales............................................    384,247     157,379     29,211
  Selling, general and administrative......................    109,899      51,499      6,512
  Provision for doubtful accounts..........................        989         136         --
  Depreciation and amortization............................     43,364      13,228      4,012
  Other....................................................         25         410         --
                                                             ---------    --------    -------
     Total operating expenses..............................    538,524     222,652     39,735
                                                             ---------    --------    -------
Income (loss) from operations..............................  $(134,560)   $(27,716)   $ 3,278
                                                             =========    ========    =======

     WCG's network unit's revenues increased $209.0 million, or 107%, to $404.0 million for the year ended December 31, 1999 from $194.9 million for the same period in 1998. The increase is primarily due to a $146.7 million increase in revenues from services provided to customers of the Williams network, $44.9 million of revenues from dark fiber leases for transactions entered into prior to June 30, 1999 and accordingly accounted for as sales-type leases and a $15.8 million increase in revenues from consulting and outsourcing services.

     WCG's network unit's gross profit decreased to $19.7 million for the year ended December 31, 1999 from $37.6 million for the same period in 1998. Gross margin decreased to 5% for the year ended December 31, 1999 from 19% for the same period in 1998. Cost of sales increased $226.9 million, or 144%, to $384.2 million for the year ended December 31, 1999 from $157.4 million for the same period in 1998 due primarily to $99.4 million of higher off-net capacity costs incurred prior to the completion of the Williams network, $49.4 million of higher operating and maintenance expenses, $28.8 million related to construction costs associated with dark fiber leases accounted for as sales-type leases, $23.6 million of higher local-access connection costs, $16.6 million of higher costs associated with consulting and outsourcing services and $5.0 million of higher leasing costs for equipment colocation space in data centers.

     WCG's network unit's selling, general and administrative expenses increased $58.4 million, or 113%, to $109.9 million for the year ended December 31, 1999 from $51.5 million for the same period in 1998 due primarily to an increase in the number of employees and the expansion of the infrastructure to support the network currently under construction including $19.8 million of costs associated with the development of voice services in 1999.

     WCG's network unit's depreciation and amortization increased $30.1 million, or 228%, to $43.4 million for the year ended December 31, 1999 from $13.2 million for the same period in 1998 due primarily to completion of various segments of its network.

WCG'S SOLUTIONS UNIT

     The table below summarizes WCG's solutions unit's results for the years ended December 31, 1999, 1998 and 1997.

SOLUTIONS

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1999          1998          1997
                                                         ----------    ----------    ----------
                                                                     (IN THOUSANDS)
Revenues:
  New systems and upgrades.............................  $  815,013    $  791,518    $  674,604
  Maintenance and customer service orders..............     556,606       556,392       508,319
  Other................................................      29,622        16,029         5,363
  Affiliates...........................................       4,802         3,465         1,512
                                                         ----------    ----------    ----------
     Total revenues....................................   1,406,043     1,367,404     1,189,798
Operating costs:
  Cost of sales........................................   1,034,938     1,009,475       881,112
  Selling, general and administrative..................     367,367       355,014       234,615
  Provision for doubtful accounts......................      27,324        19,231         5,622
  Depreciation and amortization........................      48,404        36,637        30,142
  Other................................................         760         6,013         1,255
                                                         ----------    ----------    ----------
     Total operating expenses..........................   1,478,793     1,426,370     1,152,746
                                                         ----------    ----------    ----------
Income (loss) from operations..........................  $  (72,750)   $  (58,966)   $   37,052
                                                         ==========    ==========    ==========

     WCG's solutions unit's revenues increased $38.6 million, or 3%, to $1,406.0 million for the year ended December 31, 1999 from $1,367.4 million for the same period in 1998. The increased revenues were attributable to increases of $23.5 million in new systems and upgrades due to higher demand for voice equipment, $9.0 million in professional services and $6.1 million for the sale of equipment residuals. The increase in professional services is primarily attributable to the October 1998 acquisition of Computer Network Group, Inc.

     WCG's solutions unit's gross profit increased $13.2 million, or 4%, to $371.1 million for the year ended December 31, 1999 from $357.9 million for the same period in 1998, while gross margin remained constant at 26% for the years ended December 31, 1999 and 1998. WCG's solutions unit's cost of sales increased $25.5 million, or 3%, to $1,034.9 million for the year ended December 31, 1999 from $1,009.5 million for the same period in 1998. The increase in cost of sales is consistent with the increased revenues.

     WCG's solutions unit's selling, general and administrative expenses increased $12.4 million, or 3%, to $367.4 million for the year ended December 31, 1999 from $355.0 million for the same period in 1998. The increase in selling, general and administrative expenses is primarily due to $22.4 million in higher technological and infrastructure support costs associated with business integration issues and the implementation of new systems and processes, a $3.4 million increase in business consulting services in support of sales efforts, $3.1 million related to a Williams-wide stock performance incentive and a $1.6 million charge for the conversion and vesting of employee stock options and shares from Williams to WCG stock options and shares at the time of the WCG initial equity offering. These increases are offset by a $3.1 million reduction in commission costs reflecting a new sales plan implemented in January 1999, a $5.8 million decrease in employee benefits costs associated with a one-time charge in the fourth quarter 1998 for increasing the number of vested days in a new paid time off policy and $9.2 million due primarily to cost reductions in telephone and video conferencing and office employee travel and entertainment expenses.

     WCG's solutions unit's provision for doubtful accounts increased $8.1 million, or 42%, to $27.3 million for the year ended December 31, 1999 from $19.2 million for the same period in 1998. The increase in provision reflects adjustments to the reserves based on unresolved billing and collection issues.

     WCG's solutions unit's depreciation and amortization increased $11.8 million, or 32%, to $48.4 million for the year ended December 31, 1999 from $36.6 million for the same period in 1998. The increase is attributable to depreciation on new systems implemented in 1999 and the goodwill amortization relating to the acquisition of Computer Network Group, Inc. in October 1998.

     WCG's solutions unit's other operating expense decreased $5.2 million, or 87%, to $.8 million for the year ended December 31, 1999 from $6.0 million for the same period in 1998, primarily due to a third quarter 1998 non-cash charge of $5.6 million related to the abandonment of capitalized software costs in favor of new systems.

WCG'S STRATEGIC INVESTMENTS UNIT

     The table below summarizes WCG's strategic investments unit's results for the years ended December 31, 1999, 1998 and 1997.

STRATEGIC INVESTMENTS

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999       1998        1997
                                                              --------   ---------   --------
                                                                      (IN THOUSANDS)
Revenues:
  Vyvx......................................................  $161,708   $ 161,201   $162,009
  PowerTel..................................................    36,832      11,248         --
  Other.....................................................    57,713      48,439     54,852
  Intercompany..............................................       311         522      1,105
                                                              --------   ---------   --------
     Total revenues.........................................   256,564     221,410    217,966
Operating costs:
  Cost of sales.............................................   197,134     178,010    155,873
  Selling, general and administrative.......................    81,386      82,660     88,386
  Provision for doubtful accounts...........................        77       2,224      2,215
  Depreciation and amortization.............................    40,669      37,216     37,709
  Other.....................................................    34,358      27,822     31,014
                                                              --------   ---------   --------
     Total operating expenses...............................   353,624     327,932    315,197
                                                              --------   ---------   --------
Loss from operations........................................  $(97,060)  $(106,522)  $(97,231)
                                                              ========   =========   ========
ATL and other equity losses.................................  $(37,676)  $  (7,908)  $ (2,383)
                                                              ========   =========   ========

     WCG's strategic investments unit's revenues increased $35.2 million, or 16%, to $256.6 million for the year ended December 31, 1999 from $221.4 million for the same period in 1998. The revenue increase includes $25.6 million attributable to PowerTel Limited ("PowerTel"), acquired August 14, 1998 and $25.6 million attributable to Intersys, acquired October 23, 1998. These increases are partially offset by an $18.3 million decrease of revenues related to the July 31, 1999 sale of the audio and video conferencing services and closed-circuit video broadcasting services businesses.

     PowerTel is a public company in Australia in which WCG has a 41% ownership interest at December 31, 1999 (22% at December 31, 1998). WCG consolidates PowerTel as WCG has control over PowerTel's operations despite its less than 50% ownership as WCG holds four of the seven PowerTel board seats and can control the ultimate decisions relating to the operations of PowerTel.

     WCG's strategic investments unit's gross profit increased to $59.4 million for the year ended December 31, 1999 from $43.4 million for the same period in 1998. Gross margin increased to 23% for the year ended December 31, 1999 from 20% for the same period in 1998. Cost of sales increased $19.1 million, or 11%, to $197.1 million for the year ended December 31, 1999 from $178.0 million for the same period in 1998 primarily due to a $21.0 million increase related to the PowerTel acquisition, a $21.9 million increase related to the Intersys acquisition and other various increases of $5.3 million. These increases are offset by a $14.9 million decrease of costs related to the video transmission business and a $14.2 million decrease related to the July 31, 1999 sale of the audio and video conferencing services and closed-circuit video broadcasting services businesses.

     WCG's strategic investments unit's selling, general and administrative expenses decreased $1.3 million, or 2%, to $81.4 million for the year ended December 31, 1999 from $82.7 million for the same period in 1998 primarily due to a $17.0 million increase related to the PowerTel acquisition and a $3.9 million increase related to the Intersys acquisition. These increases are offset by a $4.6 million decrease related to the video transmission business, a $13.9 million decrease related to the July 31, 1999 sale of the audio and video conferencing services and closed-circuit video broadcasting services businesses and other various decreases of $3.7 million.

     WCG's strategic investments unit's depreciation and amortization increased $3.5 million, or 9%, to $40.7 million for the year ended December 31, 1999 from $37.2 million for the same period in 1998 primarily due to $4.9 million related to the acquisition of PowerTel and a $4.0 million increase related to a stadium seat touch-screen display business. These increases are offset by a $4.0 million decrease related to the sale of the audio and video conferencing services and closed-circuit video broadcasting services businesses and other various decreases of $1.4 million.

     WCG's strategic investment unit's other operating expense for the year ended December 31, 1999 includes a $28.4 million charge related to the sale of the audio and video conferencing and closed-circuit video broadcasting services businesses and a $5.5 million charge related to abandoning a venture in the strategic investments unit involved in providing wireless monitoring, meter reading equipment and related services. Other operating expense for the same period in 1998 includes $23.2 million of charges related to abandoning a venture involved in the technology and transmission of business information for news and educational purposes.

     WCG's strategic investments unit's equity losses increased $29.8 million, or 376%, to $37.7 million for the year ended December 31, 1999 from $7.9 million for the same period in 1998 primarily due to increased depreciation and amortization and financing costs related to ATL-Algar Telecom Leste S.A. ("ATL").

CONSOLIDATED NON-OPERATING COSTS

     Net interest expense for the year ended December 31, 1999 increased $89.7 million from the same period in 1998 as a result of increased borrowings at higher interest rates in 1999 than 1998, partially offset by increased interest capitalized related to assets under construction. Cash from financing activities increased $2.8 billion to $3.7 billion in 1999 from $890.6 million in 1998. The funding for 1999 was provided primarily from external sources while the 1998 funding was provided primarily by Williams. The average interest rates at December 31, 1999 and 1998 on WCG's long-term debt was 10.1% and 5.8%, respectively.

     Investing income for the year ended December 31, 1999 increased $28.1 million from the same period in 1998 due primarily to increased short-term investments resulting from proceeds from the debt and equity offerings in 1999.

     WCG's minority interest in (income) loss of subsidiaries is attributable to Nortel's 30% ownership of Solutions LLC as well as the other stockholders' 59% ownership at December 31, 1999 (78% at December 31, 1998) of PowerTel. Minority interest increased $15.9 million for the year ended December 31, 1999 compared to the same period in 1998 of which $8.9 million is attributable to the solutions unit and $7.0 million is attributable to PowerTel.

     For the year ended December 31, 1999, WCG recorded a tax benefit of $7.8 million compared to $5.1 million for the same period in 1998. The notes to WCG's consolidated financial statements include a reconciliation of the expected benefit for income taxes at the federal statutory rate to the actual benefit. In 1999 and 1998, the expected benefit was largely offset by operating losses allocated to Williams under the tax sharing agreement.

     Under the tax sharing agreement with Williams, after the initial public offering, WCG will generally receive the benefit of operating losses only while WCG remains part of Williams' consolidated group and only to the extent WCG would be able to utilize them if separate income tax returns were filed. If WCG had been filing a separate federal income tax return for 1999 and 1998, the benefit for income taxes would reflect additional benefit from the carryback or carryforward of federal net operating losses that WCG would have recognized. The deferred federal income tax benefit for 1999 and 1998 would have been increased by $66.4 million and $5.6 million, respectively. These amounts reflect the benefit of a net deferred tax asset for the federal net operating loss carryforwards generated in both years to the extent of the existing net deferred tax liability that would have been reflected by WCG on a separate filing basis.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

CONSOLIDATED RESULTS

     WCG experienced a net loss of $185.7 million in 1998 compared to a net loss of $30.0 million in 1997, an increase of $155.7 million from 1997. The increase in net loss is primarily attributable to an increase in losses from operations of $136.3 million, which is discussed in detail below by segment. The increase in net loss is offset somewhat by a change in minority interest results of $29.2 million and a tax benefit of $5.1 million compared with a tax expense of $2.0 million in 1997. WCG's 1997 results were also affected by the occurrence of a $44.5 million non-recurring gain on the sale of a 30% interest in Solutions LLC to Nortel.

     WCG's network unit accounted for $31.0 million of the increase in losses from operations, and WCG's solutions unit accounted for $96.0 million of the increase in losses from operations, partially offset by a $1.3 million decrease in losses from operations in WCG's strategic investments unit.

WCG'S NETWORK UNIT

     WCG's network unit's revenues increased $151.9 million, or 353%, to $194.9 million in 1998 from $43.0 million in 1997. The increase in 1998 was due primarily to $64.1 million of revenues from dark fiber leases accounted for as sales-type leases, $49.5 million of revenues from services provided to new long-term customers of the Williams network and $28.6 million higher intercompany revenues following the transfer of the single fiber network from WCG's strategic investments unit to its network unit in October 1997 and the establishment of intercompany transfer pricing.

     WCG's network unit's gross profit increased to $37.6 million in 1998 from $13.8 million in 1997, while gross margin decreased to 19% in 1998 from 32% in 1997. Cost of sales increased $128.2 million, or 439%, to $157.4 million in 1998 from $29.2 million in 1997, due primarily to $38.5 million of construction costs associated with dark fiber leases accounted for as sales-type leases, $54.8 million of off-net capacity costs incurred prior to completion of the Williams network and $17.1 million of higher operating and maintenance expenses. Costs associated with higher intercompany revenues primarily account for the remainder of the increased cost.

     WCG's network unit's selling, general and administrative expenses increased $45.0 million, or 692%, to $51.5 million in 1998 from $6.5 million in 1997, due primarily to an increase in the number of employees and the expansion of the infrastructure to support the Williams network, including $7.7 million of increased information systems costs and $8.0 million for a new national advertising campaign.

     WCG's network unit's depreciation and amortization increased $9.2 million, or 230%, to $13.2 million in 1998 from $4.0 million in 1997, due to the transfer of the single fiber network from its strategic investments unit to its network unit.

WCG'S SOLUTIONS UNIT

     In 1997 and 1998, several integration issues relating to the combination of Nortel's equipment distribution business with WCG's had an adverse impact on WCG's solutions unit's operating results. Although these issues began in 1997, WCG's financial results were not materially adversely impacted until 1998. Write-offs of previously capitalized software costs in favor of new systems, end of the year severance plans and the modification of an employee benefit plan also had an adverse impact on the operating results. Consequently, WCG's solutions unit's total segment operating results declined from operating income of $37.1 million in 1997 to an operating loss of $59.0 million in 1998.

     WCG's solutions unit's revenues increased $177.6 million, or 15%, to $1.37 billion in 1998 from $1.19 billion in 1997, due primarily to an increase of $195.5 million arising from the additional four months of combined operations with Nortel's equipment distribution business in 1998 as compared to 1997. While maintenance contract revenues increased in 1998, the increase was offset by a reduction in new system sales and fewer customer service orders due, in part, to competitive pressures and the integration issues discussed above.

     WCG's solutions unit's gross profit increased to $357.9 million in 1998 from $308.7 million in 1997, while gross margin remained at 26% in both 1998 and 1997. Cost of sales increased $128.4 million, or 15%, to $1.01 billion in 1998 from $881.1 million in 1997, due primarily to an increase of $121.4 million arising from an additional four months of combined operations with Nortel in 1998 as compared to 1997. $49.4 million of the increased costs were attributable to direct costs associated with new systems and upgrades revenues, and $43.5 million of the increased costs were direct costs associated with maintenance and customer service orders revenues. $31.6 million of the increased costs were attributable to higher indirect costs which were primarily attributable to maintenance and customer service orders revenues.

     WCG's solutions unit's selling, general and administrative expenses increased $120.4 million, or 51%, to $355.0 million in 1998 from $234.6 million in 1997. The increase was due to an increase of $48.4 million arising from an additional four months of combined operations with Nortel. Also contributing to the increase was $23.3 million of increased information systems costs associated with infrastructure expansion and enhancement and the continued costs of maintaining multiple systems while common systems were being developed. In addition, $36.4 million of increased costs were due to additions to sales personnel and support staff and higher sales commission rates than anticipated. Selling, general and administrative costs in 1998 also included fourth quarter charges of $8.7 million. The charges consisted of $5.8 million related to the modification of WCG's solutions unit's employee benefits program to increase the number of vested days in the new paid time off policy, including a change with regard to sick pay. The remaining charge of $2.9 million was for the severance of 133 employees who were terminated in December 1998 and to whom WCG paid severance benefits during January 1999. Additionally, an expansion of WCG's professional services business increased administrative expenses.

     Provision for doubtful accounts increased $13.6 million, or 242%, to $19.2 million in 1998 from $5.6 million in 1997. This increase was due to WCG's inability to accurately bill its customers and to collect payment from its customers in a timely manner.

     WCG's solutions unit's depreciation and amortization increased $6.5 million, or 22%, to $36.6 million in 1998 from $30.1 million in 1997, due primarily to an increase of $5.4 million arising from an additional four months of combined operations with Nortel in 1998 as compared to 1997. The combination with Nortel resulted in additional goodwill of approximately $180.0 million which is being amortized over 25 years, resulting in annual amortization expense of approximately $7.2 million.

     WCG's solutions unit's other operating expense increased $4.7 million, or 379%, to $6.0 million in 1998 from $1.3 million in 1997, due primarily to a third quarter non-cash charge of $5.6 million related to the abandonment of capitalized software costs in favor of new systems.

WCG'S STRATEGIC INVESTMENTS UNIT

     WCG's strategic investments unit's revenues increased $3.4 million, or 2%, to $221.4 million in 1998 from $218.0 million in 1997, due primarily to the $11.2 million impact of acquiring PowerTel on August 14, 1998 and a $9.1 million increase from audio and video conferencing and closed-circuit video broadcasting services for businesses. This was partially offset by the $13.7 million impact of exiting WCG's learning content business. In late 1997, WCG decided to sell its learning content business. During 1998, a substantial portion of the learning content business was sold at its approximate carrying value.

     WCG's strategic investments unit's gross profit decreased to $43.4 million in 1998 from $62.1 million in 1997, while gross margin decreased to 20% in 1998 from 28% in 1997. WCG's strategic investments unit's cost of sales increased $22.1 million, or 14%, to $178.0 million in 1998 from $155.9 million in 1997, due primarily to $15.0 million of costs relating to the existence of intercompany transfer pricing following the transfer of the single fiber network to WCG's network unit in October 1997 and $9.9 million due to acquiring PowerTel. Other changes in WCG's strategic investments unit's cost of sales included the $6.7 million impact of increased activity in audio and video conferencing and closed-circuit video broadcasting services, partially offset by $5.6 million in lower costs as a result of WCG exiting its learning content business.

     WCG's strategic investments unit's selling, general and administrative expenses decreased $5.7 million, or 6%, to $82.7 million in 1998 from $88.4 million in 1997, due primarily to abandoning the learning content business, partially offset by $3.7 million in expenses related to PowerTel.

     WCG's strategic investments unit's depreciation and amortization decreased $0.5 million, or 1%, to $37.2 million in 1998 from $37.7 million in 1997, due primarily to the absence of depreciation and amortization of $3.9 million associated with abandoning the learning content business. Decreases in depreciation associated with the transfer of the single fiber network to

WCG's network unit in October 1997 were offset by increases related to new video and teleport equipment. Depreciation and amortization related to PowerTel totaled $0.9 million.

     WCG's strategic investments unit's other operating expense decreased $3.2 million, or 10%, to $27.8 million in 1998 from $31.0 million in 1997. The 1998 amount included a $23.2 million write-down related to the abandonment of a venture involved in the technology and transmission of business information. The write-down occurred as a result of WCG's decision to exit the venture and not to make further investments in the venture. The write-down was recorded in the third quarter and WCG abandoned the venture during the fourth quarter. The write-down primarily consisted of $17.0 million from the impairment of the total carrying value of the investment and $5.0 million from the recognition of contractual obligations that continued after the abandonment. During the fourth quarter of 1998, $2.0 million of these contractual obligations were paid. Other operating expenses in 1997 included charges totaling $29.0 million primarily related to WCG's decision and commitment to sell the learning content business.

     WCG's strategic investments unit had 1998 equity losses in ATL of $4.2 million. ATL incurred significant pre-operational losses in the construction of a digital cellular network in 1998.

CONSOLIDATED NON-OPERATING COSTS

     WCG's net interest expense increased $6.5 million to $7.4 million in 1998 from $0.9 million in 1997 as a result of its increased borrowings in 1998 compared to 1997, and was offset somewhat by increased capitalization of interest related to assets under construction. WCG's cash from financing activities increased $664.7 million, or 294%, to $890.6 million in 1998 from $225.9 million in 1997. Most of WCG's 1998 funding was provided by borrowings from Williams, while most of WCG's 1997 funding was provided by capital contributions from Williams.

     WCG's minority interest in (income) loss of subsidiaries is attributable to Nortel's 30% ownership of Solutions LLC as well as the other stockholders' 78% ownership of PowerTel. The change in minority interest resulted in an increase in income in 1998 of $15.6 million compared to a reduction of income in 1997 of $13.5 million. This change of $29.1 million was due primarily to operating losses attributable to WCG's solutions unit in 1998 as compared to operating profit in 1997. In 1997, WCG recognized a $44.5 million gain on the sale of a 30% ownership in Solutions LLC to Nortel based on the excess of the fair value over the net book value of the assets conveyed to Nortel.

     For the year ended December 31, 1998, WCG recorded a tax benefit of $5.1 million compared to a tax provision of $2.0 million for the same period in 1997. The notes to WCG's consolidated financial statements include a reconciliation of the expected benefit or provision for income taxes at the federal statutory rate to the actual benefit or provision. In 1998, the expected benefit was largely offset by operating losses allocated to Williams under the tax sharing agreement.

     Under the tax sharing agreement with Williams, after the initial public offering, WCG will generally receive the benefit of operating losses only while WCG remains part of Williams' consolidated group and only to the extent WCG would be able to utilize them if separate income tax returns were filed. If WCG had been filing a separate federal income tax return for 1998 and 1997, the benefit for income taxes would reflect additional benefit from the carryback or carryforward of federal net operating losses that WCG would have recognized. The deferred federal income tax benefit for 1998 would have been increased by $5.6 million. This amount reflects the benefit of a net deferred tax asset for the federal net operating loss carryforwards generated to the extent of the existing net deferred tax liability that would have been reflected by WCG on a separate filing basis. A current federal income tax benefit of $10.7 million would have been recognized in 1997 to reflect the refund of tax WCG would have received due to the carryback of the federal net operating loss generated in 1997.

LIQUIDITY AND CAPITAL RESOURCES

CASH SOURCES

     Williams has historically funded WCG's capital expenditures and acquisitions through a combination of advances and capital contributions. Williams continued to provide cash to WCG or assisted in the attainment of bridge financing up to the effective date of the public offerings described in the next paragraph. Subsequent to that date, WCG intends to finance future cash outlays through internally generated and external funds without relying on cash advances or contributions from Williams.

     WCG filed a registration statement with the Securities and Exchange Commission for an initial public equity offering along with a registration statement for high-yield public debt. WCG's registration statements were declared effective in September 1999. Trading on WCG's high-yield public debt began on September 30, 1999, and trading on WCG's equity securities began on October 1, 1999. Proceeds from the offerings were received in October 1999 and consisted of approximately $1.94 billion from the debt offering and approximately $1.47 billion from the equity offering. Included in the equity offering proceeds were $738.5 million of concurrent investments from SBC Communications, Inc., Intel and Telefonos de Mexico. The proceeds from the equity and debt offerings are to be used to develop and light the network currently under construction, repay portions of debt, fund operating losses and for working capital and general corporate purposes.

     Concurrent with the offerings, WCG (through a wholly-owned subsidiary, Williams Communications, Inc.) entered into a $1.05 billion credit facility to replace an interim credit facility. As of December 31, 1999, there were no borrowings outstanding under this facility. At year end Williams was a guarantor under this facility. The Williams guarantee is expected to be removed by the end of first quarter 2000.

     After the completion of the offerings in October, WCG recharacterized $200 million from paid-in capital to amounts due to Williams resulting in approximately $1.0 billion in borrowings from Williams. WCG pays a floating interest rate on these borrowings equal to LIBOR plus a margin based on its credit rating.

     During 1998, WCG entered into an asset defeasance program. This asset defeasance program provides cash which WCG may use, as agent for a trust, to buy and install fiber-optic cable and equipment in order to construct portions of the network that WCG will lease upon completion. WCG has the right to acquire the assets from the lessor upon expiration of the lease. The lessor is a trust formed for the purpose of obtaining funding for network construction. The maximum amount available under this asset defeasance program is $750 million. As of December 31, 1999, approximately $627.5 million had been spent under this program for the network and an additional $122.5 million had been accrued for expenses incurred but not yet billed. Obligations under the lease are partially guaranteed by Williams.

     In 1999, WCG's operating activities provided cash of $86.7 million due primarily to cash received from dark fiber leases accounted for as sales-type leases. WCG expects to continue dark fiber leasing in the future; however, net positive cash flows from operating activities cannot be assured in 2000.

CASH USES

     Network capital expenditures -- WCG's primary anticipated cash need is funding capital expenditures for its network unit including the purchase and deployment of fiber-optic cable, equipment costs, capitalized interest and other costs. WCG's network construction contracts typically cover all or a portion of a cable construction project. While WCG's network may use the same contractors on different projects, it has no long-term construction agreements. WCG's network has long-term equipment purchase contracts with Nortel, Sycamore and several other equipment vendors. WCG estimates that during 2000, it will spend a total of approximately $2.2 billion on its network. This amount includes expenditures made under the asset defeasance program, as agent for the trust, and expenditures made for dark fiber.

     Other business units and corporate level capital expenditures -- WCG expects to spend approximately $295 million in other business units and corporate level expenditures during 2000, including $107 million for the construction of PowerTel's network, approximately $97 million for corporate level infrastructure, approximately $57 million for Vyvx equipment, approximately $30 million for systems upgrades and equipment for the solutions business unit, and approximately $4 million for other items.

     Payments for wireless capacity -- At December 31, 1999, WCG had payments of approximately $228.1 million remaining on its $400 million commitment under an agreement with Winstar. The payments required during 2000 will be approximately $88.9 million.

     Debt service payments -- WCG estimates that during 2000 it will pay approximately $346.4 million in interest expense, based on a weighted average rate of interest of 8.5% on the notes and average LIBOR over this period of 6.2%. WCG also estimates that it will repay approximately $12.5 million in principal under its Williams note during this period.

     Lease payments under asset defeasance program -- WCG expects that during 2000 it will pay approximately $48.5 million in lease payments under the asset defeasance program.

     Other -- Proceeds from the offerings will also be used to fund net operating deficits, for working capital and for other general corporate purposes.

     WCG has pledged its ownership interest in ATL to secure a loan made to ATL, and in the event of default, WCG could lose its ownership interest in ATL.

     WCG believes that the net proceeds from the public offerings, the concurrent investments, the amount funded by Williams, borrowings under bank facilities, the funds available under the asset defeasance program, proceeds from grants of dark fiber rights, internally generated cash and cash on hand will be sufficient to satisfy anticipated cash requirements at least through the end of 2000.

     WCG's debt agreements contain restrictive covenants and require it to meet certain financial ratios and tests. These agreements will restrict WCG's ability to borrow additional money, pay dividends or other distributions to stockholders, make investments, create liens on assets and sell assets.

     WCG is considering various business plans under which cash requirements could be between $4 and $5 billion over the next three to five years. WCG's ability to implement such plans is dependent upon its ability to secure additional financing in the future. In order to meet these levels of future cash requirements, WCG may have to issue additional debt or equity securities, secure additional credit facilities, sell or dispose of existing businesses or investments, or seek funds from other capital markets. There is no assurance that such financing will be available, if and when it is needed, or that such financing will be on terms acceptable to WCG.

     The forward-looking statements set forth above with respect to the estimated cash requirements relating to capital expenditures, WCG's ability to meet such cash requirements and its ability to service debt are based on certain assumptions as to future events. Important assumptions, which if not met, could adversely affect WCG's ability to achieve satisfactory results include: (a) there will be no significant delays with respect to WCG's network expansion; (b) WCG's contractors and partners will perform their obligations; and (c) WCG will increase traffic on its network.

INFLATION

     Inflation has not significantly affected WCG's operations during the past three years.

ACCOUNTING PRONOUNCEMENTS

     WCG adopted the American Institute of Certified Public Accountants' Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities" effective January 1, 1999. SOP 98-5 requires that all start-up costs be expensed and that the effect of adopting SOP 98-5 be reported as the cumulative effect of a change in accounting principle. The effect of adopting SOP 98-5 on WCG's results of operations was immaterial.

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard, as amended, will be effective for WCG beginning January 1, 2001. This standard requires that all derivatives be recognized as assets or liabilities in the balance sheet and that those instruments be measured at fair value. The effect of this standard on WCG's results of operations and financial position is being evaluated.

     In June 1999, the FASB issued Interpretation No. 43, "Real Estate Sales, an interpretation of SFAS No. 66." The interpretation is effective for sales of real estate with property improvements or integral equipment entered into after June 30, 1999. Under this interpretation, dark fiber is considered integral equipment and accordingly title must transfer to a lessee in order for a lease transaction to be accounted for as a sales-type lease. After June 30, 1999, the effective date of FASB Interpretation No. 43, sales-type lease accounting will no longer be appropriate for dark fiber leases. Therefore, these transactions will be accounted for as operating leases unless title to the fibers under lease transfers to the lessee or if the agreement was entered into prior to June 30, 1999.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The effect of this guidance on WCG's results of operations and financial position is being evaluated.

YEAR 2000 DISCLOSURE

     WCG, in conjunction with Williams, established a plan in 1997 to address Year 2000 issues relating to the areas of its business that could be impacted by the date and time change from 1999 to 2000.

     As of February 17, 2000, WCG neither experienced nor reported any disruptions in the operations, products or services provided to its customers, business partners or internal clients. WCG believes that only limited and insignificant exposure remains related to Year 2000 complications. Renovation/replacement and testing/validation of critical systems were completed by December 31, 1999. Over the December 31, 1999 to January 4, 2000 weekend, an extensive system monitoring plan was in place with regular reporting of results.

COSTS OF YEAR 2000 COMPLIANCE

     WCG expects to incur total costs of $11.9 million to address the Year 2000 issue. Of this total, approximately $690,000 has been incurred for new software and hardware purchases and has been capitalized with the remaining amounts expensed. Through December 31, 1999, approximately $11.1 million has been expensed and $690,000 has been capitalized. The $11.9 million in total costs has been or is expected to be spent as follows:

     - First quarter 1998. Prior to and during the first quarter of 1998, WCG conducted the project awareness and inventory and assessment phases of the project and incurred costs totaling $200,000.
     - Second quarter 1998. WCG spent $700,000 on renovation and replacement and the completion of the inventory and assessment phase.
     - Third and fourth quarter 1998. WCG focused on the renovations and replacement and testing and validation phases in which a cost of approximately $2.5 million was incurred.
     - First quarter 1999. Renovations and replacement and testing and validation continued, and contingency planning began. WCG spent approximately $2 million during the first quarter of 1999.
     - Second quarter 1999. Primary focus shifted to testing and validation and contingency planning and final testing, with approximately $3 million spent.
     - Third quarter 1999. Focused primarily on contingency planning and final testing and spent approximately $1.8 million.
     - Fourth quarter 1999. WCG focused primarily on contingency planning and spent approximately $1.6 million.
     - First quarter 2000. Management will be following up and reporting on Year 2000 issues and estimates an additional $125,000 will be spent over this period.

     The costs of previously planned system replacements are not considered to be Year 2000 costs and are therefore excluded from the amounts discussed above.

     The preceding discussion contains forward-looking statements including, without limitation, statements relating to the company's expectations, intentions, and adequate resources, that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements contained in the Year 2000 update are based on certain assumptions which may vary from actual results. Specifically, management's assumptions about the final impact on the company and the total costs to the company of the Year 2000 compliance issue are based upon the assumption that there will not be a significant future impact resulting from, for example, problems caused by customers or suppliers that have not yet been fully recognized, or problems with billing, payroll, or financial closing at the quarters or year end. However, there can be no guarantee that these assumptions are correct.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     WCG's interest rate risk exposure relates primarily to its short-term investments and debt portfolio.

     Short-term investments consist primarily of short-term debt securities, such as commercial paper, asset-backed and corporate bonds, a mutual fund investing in short-term debt securities and money market instruments which are managed by financial institutions. WCG's investing income is subject to interest rate risk resulting from potential future increases in interest rates on comparable investment securities. To mitigate the impact of fluctuations in interest rates, WCG instructs the managing financial institutions to invest only in highly liquid instruments with short-term maturity dates. These investments were purchased with a portion of the proceeds from the debt and equity offerings in October 1999.

     WCG's debt portfolio consists of a long-term credit facility, a note payable to Williams and fixed-rate high-yield public debt. Borrowings under the long-term credit facility and note payable to Williams are influenced by changes in short-term LIBOR interest rates. To mitigate the impact of fluctuations in interest rates, WCG targets to maintain a significant portion of its debt portfolio in fixed-rate debt. None of WCG's market risk sensitive instruments require it to manage or hedge the risks related to interest rate movements, and WCG currently does not mitigate the risk through the use of interest rate swaps or other derivative instruments. However, in the future WCG may choose to manage its risk associated with interest rate movements through an appropriate balance of fixed- and variable-rate obligations. To maintain an effective balance of fixed- and variable-rate obligations, WCG may elect to enter into specific interest rate swaps or other derivative instruments as deemed necessary.

     WCG entered into the long-term credit facility on September 8, 1999. Rates under this facility are based on LIBOR plus margins based on investment ratings and are currently LIBOR plus 2.25%. The facility requires repayment beginning in the fourth year of the facility. At December 31, 1999, there were no borrowings outstanding under the facility.

     On September 8, 1999, the Williams note was converted into a seven-year amortizing note payable bearing interest at rates equivalent to the rate on the long-term credit facility. Under the new Williams note WCG is required to make repayments of no less than $25 million each fiscal year beginning June 30, 2000 for so long as no default or event of default exists under the long-term credit facility. Subsequent to the completion of the debt and equity offerings in October 1999, WCG recharacterized $200 million of Williams capital contributions to the Williams note resulting in approximately $1 billion in borrowings from Williams.

     In October 1999, WCG received proceeds from initial equity and debt offerings. Approximately $1.94 billion and $1.47 billion were received from the debt and equity offerings, respectively. The debt offering consisted of $500 million of 10.7% senior redeemable notes due October 1, 2007 and $1.5 billion of 10.875% senior redeemable notes due October 1, 2009.

     The following tables provide information as of December 31, 1999 and 1998 about WCG's market rate risk sensitive instruments. For short-term investments, notes payable and long-term debt, the table presents principal cash flows and weighted-average interest rates by expected maturity dates.

                                                                                                 FAIR VALUE
                                                                                                DECEMBER 31,
                              2000     2001     2002     2003     2004    THEREAFTER   TOTAL        1999
                             ------   ------   ------   ------   ------   ----------   ------   ------------
                                                          (DOLLARS IN MILLIONS)
ASSETS
  Short-term investments...  $1,420   $   --   $   --   $   --   $   --     $   --     $1,420      $1,420
  Average interest rate....    5.8%
LIABILITIES
  Variable rate
    Note payable to
      Williams.............  $   12   $   25   $   25   $   25   $   25     $  876     $  988      $  988
    Average interest
      rate.................   LIBOR    LIBOR    LIBOR    LIBOR    LIBOR      LIBOR
                              +2.25    +2.25    +2.25    +2.25    +2.25      +2.25
  Fixed rate long-term
    debt, including current
    portions
    High yield public
      debt.................  $   --   $   --   $   --   $   --   $   --     $2,000     $2,000      $2,079
    Average interest
      rate.................   10.8%    10.8%    10.8%    10.8%    10.8%      10.8%

                                                                                        FAIR VALUE
                                                                                       DECEMBER 31,
                          1999    2000    2001    2002    2003    THEREAFTER   TOTAL       1998
                          -----   -----   -----   -----   -----   ----------   -----   ------------
LIABILITIES
  Variable rate
    Note payable to
      Williams..........  $  --   $  --   $  --   $ 614   $  --     $  --      $614        $614
    Average interest
      rate..............  LIBOR   LIBOR   LIBOR   LIBOR   LIBOR     LIBOR
                           +.75    +.75    +.75    +.75    +.75      +.75

FOREIGN CURRENCY RISK

     WCG has international investments, primarily in Australia, Brazil, Canada, Chile and Mexico, that could affect its financial results if the investments incur a permanent decline in value as a result of changes in foreign currency exchange rates and the economic conditions in foreign countries.

     WCG has a preferred stock investment in a Brazilian telecommunications venture totaling $317 million and $100 million at December 31, 1999 and 1998, respectively. The Brazilian economy experienced significant volatility resulting in a 33% reduction in the value of the Brazilian real against the U.S. dollar from December 31, 1998 through December 31, 1999. However, at December 31, 1999 and 1998, management believes the fair value of this investment approximated the carrying value. An additional 20% change in the value of the Brazilian real and the U.S. dollar could result in up to a $63 million change in the value of WCG's investment at December 31, 1999. This analysis assumes a direct correlation between the fluctuation of the Brazilian real and the value of the investment. The ultimate duration and severity of the conditions in Brazil remain uncertain, as does the long-term impact of WCG's interest in this venture. In the event that WCG exercises its option to acquire Williams' interest in Algar Telecom, WCG's investment in Brazil, and WCG's exposure to fluctuations in the value of the Brazilian real against the U.S. dollar, would be increased.

     The net assets of WCG's foreign operations which are consolidated are located in various other countries throughout the world and approximate 6% of WCG's total net assets at December 31, 1999 and 1998. These foreign operations, whose functional currency is the local currency, do not have significant transactions or financial instruments denominated in other currencies. However, these investments do have the potential to impact WCG's financial position due to fluctuations in these local currencies arising from the process of remeasuring the local functional currency into the U.S. dollar. A 20% change in the respective functional currencies against the U.S. dollar could have changed stockholders' equity by approximately $27 million at December 31, 1999.

     Management historically has not utilized derivatives or other financial instruments to hedge the risk associated with the movement in foreign currencies. However, management continually monitors fluctuations in these currencies and will consider the use of derivative financial instruments or employment of other investment alternatives if cash flows or investment returns so warrant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Report of Ernst & Young LLP, Independent Auditors.........  F-20
  Consolidated Statements of Operations for the years ended
     December 31, 1999, 1998 and 1997.......................  F-21
  Consolidated Balance Sheets as of December 31, 1999 and
     1998...................................................  F-22
  Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 1999, 1998 and 1997...........  F-23
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 1998 and 1997.......................  F-24
  Notes to Consolidated Financial Statements................  F-25
  Quarterly Financial Data (Unaudited)......................  F-57

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders of
Williams Communications Group, Inc.

     We have audited the accompanying consolidated balance sheets of Williams Communications Group, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Williams Communications Group, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, effective July 1, 1999, the Company changed its method of accounting for revenue recognition associated with leasing its fiber-optic network.

                                            ERNST & YOUNG LLP

Tulsa, Oklahoma
February 17, 2000

                      WILLIAMS COMMUNICATIONS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------------------
                                                         1999                 1998                 1997
                                                  ------------------   ------------------   ------------------
                                                  (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
Revenues (Note 3)...............................     $  2,022,996         $  1,733,469         $  1,428,513
Operating expenses:
  Cost of sales (Note 3)........................        1,572,744            1,294,583            1,043,932
  Selling, general and administrative...........          558,652              489,173              329,513
  Provision for doubtful accounts...............           28,390               21,591                7,837
  Depreciation and amortization.................          132,437               87,081               71,863
  Other (Note 4)................................           35,143               34,245               32,269
                                                     ------------         ------------         ------------
           Total operating expenses.............        2,327,366            1,926,673            1,485,414
                                                     ------------         ------------         ------------
Loss from operations (Note 3)...................         (304,370)            (193,204)             (56,901)
Interest accrued................................         (136,730)             (18,650)              (8,714)
Interest capitalized............................           39,518               11,182                7,781
Equity losses (Note 3)..........................          (36,440)              (7,908)              (2,383)
Investing income(Note 7)........................           30,009                1,931                  670
Dividends received from cost-based
  investments...................................            9,397                   --                   --
Minority interest in (income) loss of
  subsidiaries..................................           31,503               15,645              (13,506)
Gain on sale of interest in subsidiary (Note
  2)............................................               --                   --               44,540
Other income (loss), net........................             (359)                 178                  508
                                                     ------------         ------------         ------------
Loss before income taxes........................         (367,472)            (190,826)             (28,005)
(Provision) benefit for income taxes (Note 5)...            7,771                5,097               (2,038)
                                                     ------------         ------------         ------------
Net loss........................................     $   (359,701)        $   (185,729)        $    (30,043)
                                                     ============         ============         ============
Basic and diluted loss per share (Note 1):
  Net loss......................................     $       (.87)        $       (.47)        $       (.08)
  Weighted average shares outstanding...........          412,620              395,435              395,435

                            See accompanying notes.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                AS OF DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  494,301   $   42,004
  Short-term investments (Note 7)...........................   1,419,762           --
  Receivables less allowance of $44,556,000 ($23,576,000 in
     1998)..................................................     599,713      491,871
  Due from affiliates (Note 15).............................          --        3,881
  Costs and estimated earnings in excess of billings........     166,738      185,922
  Inventories...............................................      86,583       67,699
  Deferred income taxes (Note 5)............................      39,507       23,829
  Other.....................................................      23,967       26,198
                                                              ----------   ----------
Total current assets........................................   2,830,571      841,404
Investments (Note 7)........................................     786,046      265,217
Property, plant and equipment -- net (Note 8)...............   2,149,463      712,404
Goodwill and other intangibles, net of accumulated
  amortization of $106,622,000 ($81,882,000 in 1998)........     358,809      430,557
Other assets and deferred charges...........................     252,978       88,964
                                                              ----------   ----------
Total assets................................................  $6,377,867   $2,338,546
                                                              ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable (Note 9).................................  $  267,690   $  269,736
  Due to affiliates (Note 15)...............................      44,648       38,372
  Deferred revenue..........................................     112,437       67,228
  Accrued liabilities (Note 9)..............................     491,937      131,448
  Billings in excess of costs and estimated earnings........      50,712       49,434
Long-term debt due within one year (Note 10):
  Affiliates................................................      14,404          138
  Other.....................................................         261          690
                                                              ----------   ----------
Total current liabilities...................................     982,089      557,046
Long-term debt (Note 10):
  Affiliates................................................     980,754      620,710
  Other.....................................................   1,989,890        3,020
Deferred income taxes (Note 5)..............................     109,046       29,417
Other liabilities and deferred revenue......................      81,988       10,595
Minority interest in subsidiaries...........................     121,500      110,076
Stockholders' equity:
  Class A common stock, $0.01 par value, 1 billion shares
     authorized, 68.2 million shares outstanding in 1999 and
     no shares outstanding in 1998 (Notes 1 and 11).........         682           --
  Class B common stock, $0.01 par value, 500 million shares
     authorized, 395.4 million shares outstanding in 1999
     and 1998 (Notes 1 and 11)..............................       3,954        3,954
  Capital in excess of par value............................   2,659,927    1,295,918
  Accumulated deficit.......................................    (676,861)    (316,896)
  Accumulated other comprehensive income (Note 12)..........     124,898       24,706
                                                              ----------   ----------
Total stockholders' equity..................................   2,112,600    1,007,682
                                                              ----------   ----------
Total liabilities and stockholders' equity..................  $6,377,867   $2,338,546
                                                              ==========   ==========

                            See accompanying notes.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      CAPITAL                    ACCUMULATED
                                                         IN                         OTHER
                                            COMMON   EXCESS OF    ACCUMULATED   COMPREHENSIVE
                                            STOCK    PAR VALUE      DEFICIT     INCOME (LOSS)     TOTAL
                                            ------   ----------   -----------   -------------   ----------
                                                                    (IN THOUSANDS)
Balance, December 31, 1996................  $3,954   $  615,065    $ (91,766)     $     --      $  527,253
  Net loss................................     --            --      (30,043)           --         (30,043)
  Other comprehensive loss (Note 12):
     Unrealized depreciation on marketable
        equity securities.................     --            --           --        (2,348)         (2,348)
     Foreign currency translation
        adjustments.......................     --            --           --        (1,131)         (1,131)
                                                                                                ----------
  Comprehensive loss......................                                                         (33,522)
  Capital contributions from parent.......     --       366,130           --            --         366,130
  Acquisition of subsidiary with parent
     stock................................     --        15,200           --            --          15,200
  Dividends to parent.....................     --            --       (6,559)           --          (6,559)
                                            ------   ----------    ---------      --------      ----------
Balance, December 31, 1997................  3,954       996,395     (128,368)       (3,479)        868,502
  Net loss................................     --            --     (185,729)           --        (185,729)
  Other comprehensive income (loss) (Note
     12):
     Unrealized appreciation on marketable
        equity securities.................     --            --           --        29,977          29,977
     Foreign currency translation
        adjustments.......................     --            --           --        (1,792)         (1,792)
                                                                                                ----------
  Comprehensive loss......................                                                        (157,544)
  Capital contributions from parent.......     --       299,493           --            --         299,493
  Noncash dividends to parent.............     --            --       (2,799)           --          (2,799)
  Other...................................     --            30           --            --              30
                                            ------   ----------    ---------      --------      ----------
Balance, December 31, 1998................  3,954     1,295,918     (316,896)       24,706       1,007,682
  Net loss................................     --            --     (359,701)           --        (359,701)
  Other comprehensive income (loss) (Note
     12):
     Unrealized appreciation on marketable
        equity securities.................     --            --           --       113,198         113,198
     Foreign currency translation
        adjustments.......................     --            --           --       (13,006)        (13,006)
                                                                                                ----------
  Comprehensive loss......................                                                        (259,509)
  Capital contributions from parent.......     --        91,290           --            --          91,290
  Net proceeds from equity offering.......    681     1,467,926           --            --       1,468,607
  Conversion of Williams stock based
     awards to WCG stock based awards.....     --         5,316           --            --           5,316
  Recharacterization of amounts due to
     parent (Note 10).....................     --      (200,000)          --            --        (200,000)
  Stock award transactions................      1          (523)          --            --            (522)
  Other...................................     --            --         (264)           --            (264)
                                            ------   ----------    ---------      --------      ----------
Balance, December 31, 1999................  $4,636   $2,659,927    $(676,861)     $124,898      $2,112,600
                                            ======   ==========    =========      ========      ==========

                            See accompanying notes.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 1999          1998         1997
                                                              -----------    ---------    ---------
                                                                         (IN THOUSANDS)
OPERATING ACTIVITIES
Net loss....................................................  $  (359,701)   $(185,729)   $ (30,043)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation..............................................      102,150       58,924       48,266
  Amortization of goodwill and other intangibles............       30,287       28,157       23,597
  Benefit for deferred income taxes.........................       (9,907)      (7,781)      (1,777)
  Provision for loss on property............................        5,500           --       29,043
  Provision for loss on investment..........................        1,640       23,150        2,500
  Provision for doubtful accounts...........................       28,390       21,591        7,837
  Equity losses.............................................       36,440        7,908        2,383
  Gain on disposition of interest in subsidiary.............           --           --      (44,540)
  Loss on sales of property and other assets................       29,168           --           --
  Minority interest in income (loss) of subsidiaries........      (31,503)     (15,645)      13,506
  Cash provided (used) by changes in:
     Receivables sold.......................................           --        8,103       25,664
     Receivables............................................     (146,038)    (213,148)     (34,127)
     Costs and estimated earnings in excess of billings.....       19,184      (41,298)     (66,454)
     Inventories............................................      (17,990)      (2,347)      (6,613)
     Other current assets...................................        2,203      (10,640)         210
     Accounts payable.......................................       81,828      108,770      (24,349)
     Current deferred revenue...............................       45,209       21,627       20,713
     Accrued liabilities....................................      175,772       (3,401)      21,767
     Billings in excess of costs and estimated earnings.....        1,278        1,380       38,239
     Due to/from affiliates.................................        8,115      (89,870)     127,378
     Long-term deferred revenue.............................       57,393        1,463        1,804
     Other..................................................       27,286      (12,024)      (7,146)
                                                              -----------    ---------    ---------
Net cash provided by (used in) operating activities.........       86,704     (300,810)     147,858
FINANCING ACTIVITIES
Proceeds from long-term debt................................    4,364,952           --      150,890
Payments on long-term debt..................................   (2,371,518)    (126,677)    (187,534)
Debt issuance costs.........................................      (78,098)          --           --
Proceeds from issuance of common stock, net of expenses.....    1,468,085           --           --
Capital contributions from parent...........................       91,290      299,493      366,130
Contribution to subsidiary from minority interest
  shareholders..............................................       37,588           --           --
Changes in due to/from affiliates...........................      169,304      717,807      (96,974)
Dividends to parent.........................................           --           --       (6,559)
                                                              -----------    ---------    ---------
Net cash provided by financing activities...................    3,681,603      890,623      225,953
INVESTING ACTIVITIES
Property, plant and equipment:
  Capital expenditures......................................   (1,632,852)    (401,004)    (276,249)
  Proceeds from sales and dark fiber transactions...........       60,334       40,012       15,292
Purchase of short-term investments..........................   (2,015,564)          --           --
Purchase of long-term investments...........................     (367,473)    (226,489)     (25,345)
Proceeds from sales of short-term investments...............      595,802           --           --
Acquisition of businesses, net of cash acquired.............       (8,542)       9,067      (81,192)
Proceeds from sale of business..............................       49,452       10,000           --
Other.......................................................        2,833        9,315        4,000
                                                              -----------    ---------    ---------
Net cash used in investing activities.......................   (3,316,010)    (559,099)    (363,494)
                                                              -----------    ---------    ---------
Increase in cash and cash equivalents.......................      452,297       30,714       10,317
Cash and cash equivalents at beginning of period............       42,004       11,290          973
                                                              -----------    ---------    ---------
Cash and cash equivalents at end of period..................  $   494,301    $  42,004    $  11,290
                                                              ===========    =========    =========

                            See accompanying notes.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

1. NATURE OF THE BUSINESS -- BASIS OF PRESENTATION -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF THE BUSINESS

     Williams Communications Group, Inc. ("WCG"), through its wholly-owned operating subsidiary, Williams Communication, Inc. ("WCI"), owns, operates and is extending a nationwide fiber-optic network focused on providing voice, data, Internet and video services to communications service providers. WCG also sells, installs and maintains equipment and network services that address the comprehensive voice and data needs of organizations of all sizes. WCG's primary business units are Williams network ("Network") and Williams Communications Solutions ("Solutions"). WCG also owns and operates businesses that create demand for capacity on the Williams network, create demand for its solutions unit services or develop expertise in advanced transmission applications. In addition, WCG has a number of investments in domestic and foreign businesses that drive bandwidth usage on the Williams network, increase service capabilities, strengthen customer relationships or extend WCG's reach. These businesses and investments are referred to as "Strategic Investments."

     WCG is organized into three operating segments as follows: (1) Network, which includes fiber-optic construction, transmission and management services,
(2) Solutions, which includes distribution and integration of communications equipment for voice and data networks, and (3) Strategic Investments, which includes Vyvx services (video, advertising distribution and other multimedia transmission services via terrestrial and satellite links for the broadcast industry), investments in domestic communications companies and investments in foreign communications companies located in Australia, Brazil, Chile and Mexico.

     The Williams Companies, Inc. ("Williams") has historically funded WCG's capital expenditures and acquisitions through a combination of advances and capital contributions. Williams continued to provide cash to WCG or assisted in the attainment of bridge financing up to the effective date of the public offerings described in the next paragraph. Subsequent to that date, WCG intends to finance future cash outlays through internally generated and external funds without relying on cash advances or contributions from Williams.

BASIS OF PRESENTATION

     In April 1999, WCG filed a registration statement with the Securities and Exchange Commission for an initial equity offering along with a registration statement for a high-yield public debt offering. The registration statements were declared effective in September 1999. Proceeds from the offerings were received in October 1999 and consisted of approximately $1.94 billion from the debt offering (see Note 10) and approximately $1.47 billion from the equity offering (see Note 11). Proceeds from the offerings are to be used to develop and light the WCG network and repay portions of debt. In addition, the proceeds will be used to fund operating losses, for working capital and for other general corporate purposes.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of WCG and its majority owned subsidiaries and a subsidiary that WCG controls but owns less than 50% of the voting common

                      WILLIAMS COMMUNICATIONS GROUP, INC.

stock. Companies in which WCG owns 20% to 50% of the voting common stock, or otherwise has the ability to exercise significant influence over the operating and financial policies of the company, are accounted for under the equity method of accounting.

     WCG's operations and investments include ATL-Algar Telecom Leste S.A. ("ATL") located in Brazil, accounted for under the equity method (see Note 7), and a 41% interest at December 31, 1999 (22% at December 31, 1998) in PowerTel Limited ("PowerTel") located in Australia, accounted for under the principles of consolidation. WCG consolidates PowerTel as WCG has control over PowerTel's operations despite its less than 50% ownership as WCG holds four of the seven PowerTel board seats and can control the ultimate decisions relating to the operations of PowerTel.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

     Transmission and management services revenues are recognized monthly as the services are provided. Amounts billed in advance of the service month are recorded as deferred revenue.

     Grants of indefeasible rights of use, or IRUs, of constructed but unlit fiber, or dark fiber, in exchange for cash, are accounted for as leases. IRUs are evaluated for sales-type lease accounting which results in certain lease transactions being accounted for as sales at the time of acceptance of the fiber by the customer. IRUs that do not meet the criteria for a sales-type lease are accounted for as an operating lease, and the cash received is recognized as revenue over the term of the IRU. In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 43, "Real Estate Sales, an interpretation of Statement of Financial Accounting Standards ("SFAS") No. 66," issued in June 1999, dark fiber is considered integral equipment and accordingly title must transfer to a lessee in order for a lease transaction to be accounted for as a sales-type lease. After June 30, 1999, the effective date of FASB Interpretation No. 43, sales-type lease accounting is not appropriate for IRUs since IRUs generally do not transfer title to the fibers under lease to the lessee. Therefore, these transactions will be accounted for as operating leases unless title to the fibers under lease transfers to the lessee or the agreement was entered into prior to June 30, 1999. The effect of this interpretation on 1999 results was to decrease revenues by $11.0 million and increase net loss by $4.4 million.

     New systems sales and upgrades revenues are recognized under the percentage of completion method. Revenues on these contracts are initially recognized upon delivery of equipment with the remaining revenues under the contracts being recognized over the installation period based on the relationship of incurred labor to total estimated labor. Estimated losses on all contracts in progress are accrued when the loss becomes known. Costs incurred and estimated earnings on contracts in excess of billings are recorded and reflected as current assets in the balance sheet. The billings associated with these contracts occur incrementally over the term of the contract or upon completion of the contract, as provided in the applicable contract.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

Billings to customers in excess of costs incurred and estimated earnings are recorded and reflected as current liabilities.

     Customer service order revenues are recognized under the completed contract method. Customer service orders represent moves, adds or changes to existing customer systems.

     Revenues on contracts for maintenance of installed systems are deferred and amortized on a straight-line basis over the lives of the related contracts.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include demand and time deposits, certificates of deposit and other marketable securities with maturities of three months or less when acquired.

     Certain items which meet the definition of cash equivalents, but are part of a larger pool of investments managed by financial institutions, are included in short-term investments.

INVENTORIES

     Inventories consist primarily of purchased new and refurbished data, voice and video equipment, and are stated at the lower of average cost or market.

PROPERTY, PLANT AND EQUIPMENT

     Property and equipment is recorded at cost. Depreciation is computed primarily on the straight-line method over estimated useful lives.

GOODWILL AND OTHER INTANGIBLES

     Goodwill is amortized on a straight-line basis over the estimated period of benefit ranging from ten to twenty-five years. Other intangibles are amortized on a straight-line basis over the estimated period of benefit ranging from five to twenty years.

IMPAIRMENT OF LONG-LIVED ASSETS

     WCG evaluates its long-lived assets, including related intangibles, of identifiable business activities for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value.

     For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if an impairment is required. Until the assets are disposed of, an estimate of the fair value is redetermined when related events or circumstances change.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

INCOME TAXES

     WCG's operations are included in the Williams' consolidated federal income tax return. A tax sharing agreement exists between WCG and Williams to allocate and settle among themselves the consolidated federal income tax liability (see
Note 5). Deferred income taxes are computed using the liability method and are provided on all temporary differences between the financial basis and tax basis of WCG's assets and liabilities. Valuation allowances are established to reduce deferred tax assets to an amount that will more likely than not be realized.

EARNINGS PER SHARE

     Basic earnings per share are based on the sum of the average number of common shares outstanding and vested deferred shares. Diluted earnings per share include any dilutive effect of stock options and non-vested deferred shares. For the periods presented, diluted loss per share is the same as the basic calculation as any stock options and non-vested deferred shares outstanding would be antidilutive. Stock options of 8.0 million shares and non-vested deferred shares of .4 million at December 31, 1999 were excluded from the computation of diluted loss per common share because inclusion of these shares would be antidilutive. At December 31, 1998 and 1997, no stock awards were excluded from the computation of diluted loss per common share as WCG had not granted any WCG common stock awards during those periods. All per share amounts have been restated to reflect the conversion of WCG's 1,000 shares of common stock outstanding to 395,434,965 shares of newly created Class B common stock as described in Note 11.

FOREIGN CURRENCY TRANSLATION

     The functional currency of WCG is the U.S. dollar. The functional currency of WCG's foreign operations is the applicable local currency for each foreign subsidiary and equity method investee, including the Australian dollar, Brazilian real and Canadian dollar. Assets and liabilities of foreign subsidiaries and equity investees are translated at the spot rate in effect at the applicable reporting date, and the combined statements of operations and WCG's share of the results of operations of its equity affiliates are translated at the average exchange rates in effect during the applicable period. The resulting cumulative translation adjustment is recorded as a separate component of other comprehensive income.

     Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transactions gains and losses which are reflected in the statement of operations.

RECENT ACCOUNTING STANDARDS

     The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard, as amended, will be effective for WCG beginning January 1, 2001. This standard requires that all derivatives be recognized as assets or liabilities in the balance sheet and that those instruments be measured at fair value. The effect of this standard on WCG's results of operations and financial position is being evaluated.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The effect of this guidance on WCG's results of operations and financial position is being evaluated.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

     WCG adopted the American Institute of Certified Public Accountants' Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," on January 1, 1999. The SOP requires that all start-up costs be expensed as incurred and the expense related to the initial application of this SOP was immaterial.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the 1999 presentation.

2. ACQUISITIONS

NORTEL

     On April 30, 1997, WCG purchased Northern Telecom Limited's ("Nortel") North American customer-premise equipment distribution business which was then combined with WCG's equipment distribution business to create Williams Communications Solutions, LLC. ("Solutions LLC"). WCG owns 70% of Solutions LLC and Nortel owns the remaining 30%. WCG paid approximately $68 million to Nortel. WCG has accounted for its 70% interest in the operations as a purchase business combination, and beginning May 1, 1997, has included the results of operations of the acquired company in WCG's consolidated statement of operations. Accordingly, the acquired assets and liabilities, including $168 million in accounts receivable, $68 million in accounts payable and accrued liabilities and $161 million in debt obligations, were recorded based on an allocation of the purchase price, with the cost in excess of historical carrying values, which approximated fair value, allocated to identifiable intangible assets and goodwill.

     WCG recorded the 30% ownership reduction in its operations contributed to Solutions LLC as a sale to Nortel. WCG recognized a gain of $44.5 million based on the excess of the fair value over the net book value (approximately $71 million) of its operations conveyed to Nortel's minority interest. Income taxes were not provided on the gain because the transaction did not affect the difference between the financial and tax bases of identifiable assets and liabilities.

OTHER

     During the three years ended December 31, 1999, WCG acquired seven companies in addition to the business combination involving Nortel. Each acquisition was accounted for as a purchase business combination. The acquired assets and liabilities have been recorded based on an allocation of the purchase price, including identifiable intangibles with any remaining cost in excess of fair value allocated to goodwill. WCG has included the results of operations of the acquired entities in WCG's consolidated results of operations generally from the date of acquisition. A summary of the acquisitions by segment is as follows:

NETWORK

     On March 7, 1997, WCG acquired Critical Technologies, Inc., a company which designs and manages outsourced communications networks, by utilizing a $15.2 million contribution of Williams common stock.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

SOLUTIONS

     On October 13, 1998, WCG acquired Computer Networking Group, Inc., a Canadian company which provides customers with comprehensive multimedia network consulting and remote network management services, for approximately $13 million to be paid over four years. Approximately $11 million of the acquisition price was recorded at the acquisition date as the remaining $2 million is contingent upon certain performance measures. Approximately $4.3 million of the acquisition price has been paid with the remaining amounts payable as follows: 2000 -- $1.7 million, 2001 -- $2.3 million and 2002 -- $2.4 million.

     On November 30, 1999, WCG acquired Data Communications, Inc., a network cabling company, for approximately $6 million in cash.

     On November 30, 1999, WCG acquired Internet Engineering & Consultants, Inc., a network cabling company, for approximately $2 million in cash.

STRATEGIC INVESTMENTS

     On March 3, 1997, WCG acquired Satellite Management International, Inc., a full service provider of closed-circuit video broadcasting services for businesses, for approximately $6 million in cash.

     On August 14, 1998, WCG acquired 22% (based on 25% of the common shares and no preferred shares) of PowerTel, a publicly owned telecommunications company in Australia, for approximately $25 million in cash and subscribed to purchase additional common and preferred shares to increase its combined ownership to approximately 43% by February 2000. WCG also received 44,680,851 options, which expire in 2003, to purchase additional common shares of PowerTel at 0.47 Australian dollars per share. After WCG's initial investment, PowerTel had approximately $38 million in cash, which resulted in net cash acquired of approximately $13 million when consolidated by WCG. On February 9 and August 13, 1999, in accordance with the subscription agreement, additional preferred and common shares were purchased at a total cost of $61.9 million, increasing WCG's combined ownership to 41%. WCG consolidates its interest in PowerTel as WCG currently holds a majority of PowerTel's board seats and exercises control over PowerTel's operations. On February 10, 2000, in accordance with the subscription agreement, additional preferred shares were purchased for $8.8 million, increasing WCG's combined ownership to 43%.

     On October 23, 1998, WCG acquired Intersys, a data systems integration, ATM frame relay and professional development company based in Mexico, for approximately $1 million in cash and conversion of the investment WCG had in Intersys' parent.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

     Costs of acquisitions, net of cash acquired, for all acquisitions discussed above are as follows for the years ended December 31:

                                                 1999      1998       1997
                                                ------   --------   ---------
                                                       (IN THOUSANDS)
Working capital                                 $ (686)  $ (3,048)  $ 121,830
Property and equipment                             207      4,567      21,211
Goodwill and other intangibles                   9,021     52,506     215,821
Long-term debt                                      --     (3,446)   (160,873)
Minority interest                                   --    (49,137)    (69,650)
Other                                               --    (10,509)    (31,947)
                                                ------   --------   ---------
Cost of acquisitions, net of cash acquired      $8,542   $ (9,067)  $  96,392
                                                ======   ========   =========

     The impact of the acquisitions in 1999 was not material to WCG's results of operations.

3. SEGMENT DISCLOSURES

     WCG evaluates performance based upon segment profit or loss from operations which includes revenues from external and internal customers, equity earnings or losses, operating costs and expenses, and depreciation and amortization and excludes allocated charges from parent. The accounting policies of the segments are the same as those described in Note 1. Intercompany sales are generally accounted for as if the sales were to unaffiliated third parties, that is, at current market prices.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

     The following table presents certain financial information concerning WCG's reportable segments.

                                                                                        STRATEGIC
                                                            NETWORK      SOLUTIONS     INVESTMENTS   ELIMINATIONS     TOTAL
                                                           ----------   ------------   -----------   ------------   ----------
                                                                                     (IN THOUSANDS)
DECEMBER 31, 1999
Revenues:
  External customers:
     Dark fiber..........................................  $  109,258    $       --    $       --     $       --    $  109,258
     Capacity and other..................................     237,183            --       256,253             --       493,436
     New systems sales and upgrades......................          --       815,013            --             --       815,013
     Maintenance and customer service orders.............          --       556,606            --             --       556,606
     Other...............................................          --        29,622            --             --        29,622
                                                           ----------    ----------    ----------     ----------    ----------
  Total external customers...............................     346,441     1,401,241       256,253             --     2,003,935
  Affiliates.............................................      14,259         4,802            --             --        19,061
  Intercompany...........................................      43,264            --           311        (43,575)           --
                                                           ----------    ----------    ----------     ----------    ----------
Total segment revenues...................................  $  403,964    $1,406,043    $  256,564     $  (43,575)   $2,022,996
                                                           ==========    ==========    ==========     ==========    ==========
Costs of sales:
  Dark fiber.............................................  $   67,306    $       --    $       --     $       --    $   67,306
  Capacity and other.....................................     316,941            --       163,650             --       480,591
  New systems sales and upgrades.........................          --       605,232            --             --       605,232
  Maintenance and customer service orders................          --       292,821            --             --       292,821
  Indirect operating and maintenance.....................          --       126,794            --             --       126,794
  Intercompany...........................................          --        10,091        33,484        (43,575)           --
                                                           ----------    ----------    ----------     ----------    ----------
Total cost of sales......................................  $  384,247    $1,034,938    $  197,134     $  (43,575)   $1,572,744
                                                           ==========    ==========    ==========     ==========    ==========
Segment loss:
  Loss from operations...................................  $ (134,560)   $  (72,750)   $  (97,060)    $       --    $ (304,370)
  Equity earnings (losses)...............................       1,236            --       (37,676)            --       (36,440)
  Add back -- allocated charges from parent..............       3,827         8,198         1,162             --        13,187
                                                           ----------    ----------    ----------     ----------    ----------
Total segment loss.......................................  $ (129,497)   $  (64,552)   $ (133,574)    $       --    $ (327,623)
                                                           ==========    ==========    ==========     ==========    ==========
Total assets.............................................  $3,523,873    $1,518,574    $1,335,420     $       --    $6,377,867
Equity method investments................................  $   11,258    $       --    $   45,730     $       --    $   56,988
Additions to long-lived assets...........................  $1,542,873    $   49,526    $  140,392     $       --    $1,732,791
Depreciation and amortization............................  $   43,364    $   48,404    $   40,669     $       --    $  132,437

                      WILLIAMS COMMUNICATIONS GROUP, INC.

                                                                                       STRATEGIC
                                                            NETWORK     SOLUTIONS     INVESTMENTS   ELIMINATIONS     TOTAL
                                                            --------   ------------   -----------   ------------   ----------
                                                                                     (IN THOUSANDS)
DECEMBER 31, 1998
Revenues:
  External customers:
     Dark fiber...........................................  $ 64,100    $       --    $        --    $       --    $   64,100
     Capacity and other...................................    73,367            --        216,634            --       290,001
     New systems sales and upgrades.......................        --       791,518             --            --       791,518
     Maintenance and customer service orders..............        --       556,392             --            --       556,392
     Other................................................        --        16,029             --            --        16,029
                                                            --------    ----------    -----------    ----------    ----------
  Total external customers................................   137,467     1,363,939        216,634            --     1,718,040
  Affiliates..............................................     7,710         3,465          4,254            --        15,429
  Intercompany............................................    49,759            --            522       (50,281)           --
                                                            --------    ----------    -----------    ----------    ----------
Total segment revenues....................................  $194,936    $1,367,404    $   221,410    $  (50,281)   $1,733,469
                                                            ========    ==========    ===========    ==========    ==========
Costs of sales:
  Dark fiber..............................................  $ 38,500    $       --    $        --    $       --    $   38,500
  Capacity and other......................................   118,627            --        137,255            --       255,882
  New systems sales and upgrades..........................        --       554,726             --            --       554,726
  Maintenance and customer service orders.................        --       311,258             --            --       311,258
  Indirect operating and maintenance......................        --       134,217             --            --       134,217
  Intercompany............................................       252         9,274         40,755       (50,281)           --
                                                            --------    ----------    -----------    ----------    ----------
Total cost of sales.......................................  $157,379    $1,009,475    $   178,010    $  (50,281)   $1,294,583
                                                            ========    ==========    ===========    ==========    ==========
Segment loss:
  Loss from operations....................................  $(27,716)   $  (58,966)   $  (106,522)   $       --    $ (193,204)
  Equity losses...........................................        --            --         (7,908)           --        (7,908)
  Add back -- allocated charges from parent...............     1,409         8,435          1,810            --        11,654
                                                            --------    ----------    -----------    ----------    ----------
Total segment loss........................................  $(26,307)   $  (50,531)   $  (112,620)   $       --    $ (189,458)
                                                            ========    ==========    ===========    ==========    ==========
Total assets..............................................  $727,119    $  967,948    $   643,479    $       --    $2,338,546
Equity method investments.................................  $     --    $       --    $    48,433    $       --    $   48,433
Additions to long-lived assets............................  $385,249    $   68,813    $    92,589    $       --    $  546,651
Depreciation and amortization.............................  $ 13,228    $   36,637    $    37,216    $       --    $   87,081

                      WILLIAMS COMMUNICATIONS GROUP, INC.

                                                                                      STRATEGIC
                                                             NETWORK    SOLUTIONS    INVESTMENTS   ELIMINATIONS     TOTAL
                                                             --------   ----------   -----------   ------------   ----------
                                                                                     (IN THOUSANDS)
DECEMBER 31, 1997
Revenues:
  External customers:
     Capacity and other....................................  $ 16,637   $       --   $  213,098     $       --    $  229,735
     New systems sales and upgrades........................        --      674,604           --             --       674,604
     Maintenance and customer service orders...............        --      508,319           --             --       508,319
     Other.................................................        --        5,363           --             --         5,363
                                                             --------   ----------   ----------     ----------    ----------
  Total external customers.................................    16,637    1,188,286      213,098             --     1,418,021
  Affiliates...............................................     5,217        1,512        3,763             --        10,492
  Intercompany.............................................    21,159           --        1,105        (22,264)           --
                                                             --------   ----------   ----------     ----------    ----------
Total segment revenues.....................................  $ 43,013   $1,189,798   $  217,966     $  (22,264)   $1,428,513
                                                             ========   ==========   ==========     ==========    ==========
Cost of sales:
  Capacity and other.......................................  $ 28,657   $       --   $  139,609     $       --    $  168,266
  New systems sales and upgrades...........................        --      505,284           --             --       505,284
  Maintenance and customer service orders..................        --      267,775           --             --       267,775
  Indirect operating and maintenance.......................        --      102,607           --             --       102,607
  Intercompany.............................................       554        5,446       16,264        (22,264)           --
                                                             --------   ----------   ----------     ----------    ----------
Total cost of sales........................................  $ 29,211   $  881,112   $  155,873     $  (22,264)   $1,043,932
                                                             ========   ==========   ==========     ==========    ==========
Segment profit (loss):
  Income (loss) from operations............................  $  3,278   $   37,052   $  (97,231)    $       --    $  (56,901)
  Equity losses............................................        --           --       (2,383)            --        (2,383)
  Add back -- allocated charges from parent................        --        6,690        2,540             --         9,230
                                                             --------   ----------   ----------     ----------    ----------
Total segment profit (loss)................................  $  3,278   $   43,742   $  (97,074)    $       --    $  (50,054)
                                                             ========   ==========   ==========     ==========    ==========
Total assets...............................................  $246,317   $  922,823   $  342,694     $       --    $1,511,834
Equity method investments..................................  $  2,317   $       --   $    3,815     $       --    $    6,132
Additions to long-lived assets.............................  $175,861   $  236,000   $  108,487     $       --    $  520,348
Depreciation and amortization..............................  $  4,012   $   30,142   $   37,709     $       --    $   71,863

                      WILLIAMS COMMUNICATIONS GROUP, INC.

     The following geographic area data includes revenues from external customers based on product shipment origin for the years ended December 31 and long-lived assets based upon physical location as of December 31.

                                             1999         1998         1997
                                          ----------   ----------   ----------
                                                     (IN THOUSANDS)
Revenues from external customers:
  United States.........................  $1,830,512   $1,591,779   $1,336,743
  Other.................................     173,423      126,261       81,278
                                          ----------   ----------   ----------
Total...................................  $2,003,935   $1,718,040   $1,418,021
                                          ==========   ==========   ==========
Long-lived assets:
  United States.........................  $2,519,822   $1,171,895   $  811,630
  Other.................................     155,452       55,510        5,141
                                          ----------   ----------   ----------
Total...................................  $2,675,274   $1,227,405   $  816,771
                                          ==========   ==========   ==========

     Long-lived assets are comprised of property, plant and equipment, goodwill and other intangible assets and certain other non-current assets.

4. ASSET SALES AND WRITE-OFFS

     Included in 1999 other operating expenses and Strategic Investments' segment loss is a $5.5 million loss related to management's decision to abandon a business involved in providing wireless remote monitoring and meter reading equipment and related services to industrial and commercial customers. The loss consists of $4.7 million of writing off the net assets of the business and exit costs of $.8 million. Loss from operations related to these assets are not significant for any of the periods presented.

     During the second quarter of 1999, management determined that the businesses that provide audio and video conferencing services and closed-circuit video broadcasting services for businesses were held for sale. On June 30, 1999, WCG signed an agreement, which closed effective July 31, 1999, with Genesys, S.A. to sell its business which provides audio and video conferencing services. In addition, on July 31, 1999, WCG signed and closed an agreement with Cyberstar L.P. to sell its business which provides closed-circuit video broadcasting services for businesses. The proceeds from these transactions totaled approximately $50 million. Included in 1999 other operating expenses and Strategic Investments' segment loss is a pre-tax loss of $28.4 million, including an additional $1.7 million in the fourth quarter of 1999, consisting of a $24.5 million impairment of the assets to fair value based on the net sales proceeds and exit costs of $3.9 million consisting of contractual obligations related to the sales of these businesses. These transactions resulted in an income tax provision of approximately $7.9 million, which reflects the impact of goodwill not deductible for tax purposes. Loss from operations related to these assets for the years ended December 31, 1999, 1998 and 1997 were $10.2 million, $22.6 million and $15.7 million, respectively.

     Included in 1998 other operating expenses and Strategic Investments' segment loss is a $23.2 million loss related to abandoning an investment in a venture involved in the technology and transmission of business information for news and educational purposes. The loss occurred as a result of WCG's re-evaluation and decision to exit the venture as WCG decided against making further investments in the venture. WCG abandoned its entire ownership interest in the

                      WILLIAMS COMMUNICATIONS GROUP, INC.

venture in 1998. The loss primarily consists of $17 million from writing off the entire carrying amount of the investment and $5 million from recognition of contractual obligations that will continue after the abandonment. During 1998, $2 million of the contractual obligations were paid. WCG's share of losses from the venture accounted for under the equity method were $3.7 million and $2.3 million in 1998 and 1997, respectively.

     Included in 1997 other operating expenses and Strategic Investments' segment loss are impairments and other charges totaling $29.0 million. In the fourth quarter of 1997, WCG made the decision and committed to a plan to sell the learning content business, which resulted in a loss of $22.7 million in 1997. The loss consisted of a $21 million impairment of the assets to fair value less cost to sell and recognition of $1.7 million in costs associated with the decision to sell the business. Fair value was based on management's estimate of the expected net proceeds to be received. During 1998, a significant portion of the learning content business was sold with a resulting $2 million reduction in 1998 expenses. The carrying amount of the learning content business at December 31, 1998 and 1997 is not significant to WCG's consolidated balance sheet. The results of operations and effect of suspending amortization for the learning content business included in the consolidated net loss are not significant for any of the periods presented. Costs of $1.7 million recorded in 1997 primarily consist of contractual obligations and employee termination costs. Additional employee termination costs of $1 million were incurred in 1998. Additionally, WCG made the decision and committed to a plan to sell the enhanced fax business, resulting in an impairment loss of $4 million in 1997. Fair value was based on management's estimate of the expected proceeds to be received. The fax business was sold in 1998 resulting in a $.5 million reduction in 1998 expenses. In 1997, WCG also recorded $2 million of expenses from cancellation payments for leases that are no longer being utilized in WCG's operations.

5. PROVISION (BENEFIT) FOR INCOME TAXES

     WCG's operations are included in Williams' consolidated federal income tax return. WCG has a tax sharing agreement with Williams under which the amount of federal income taxes allocated to WCG is generally determined as though WCG were filing a separate federal consolidated income tax return. Under the terms of the tax sharing agreement, any loss or other similar tax attribute realized for periods prior to the initial public offering will be allocated solely to Williams. WCG will be responsible for any taxes resulting to Williams if the loss or similar tax attribute is reduced by audit or otherwise. For any loss or other similar tax attribute realized after the initial public offering, WCG will receive the benefit of the loss or other similar tax attribute only if WCG is able to carry forward the loss or other similar tax attribute against its hypothetical separate return tax calculation for a period in which WCG remains a member of Williams' consolidated federal income tax group. If WCG ceases to be a member of Williams' consolidated federal income tax return, WCG will retain only its allocable share under applicable law of any consolidated loss or other similar tax attribute realized after the initial public offering to the extent that it has not been treated as utilizing such loss or attribute on a hypothetical separate tax return basis under the tax sharing agreement. Similar concepts apply to allocate the state unitary, combined or consolidated, income tax liability.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

     The provision (benefit) for income taxes for the years ended December 31, 1999, 1998 and 1997 includes:

                                                    YEAR ENDED DECEMBER 31,
                                                  ---------------------------
                                                   1999      1998      1997
                                                  -------   -------   -------
                                                        (IN THOUSANDS)
Current:
  State.........................................  $   154   $   162   $ 2,081
  Foreign.......................................    1,982     2,522     1,734
                                                  -------   -------   -------
                                                    2,136     2,684     3,815
Deferred:
  Federal.......................................   (4,117)   (5,652)   (2,761)
  State.........................................    2,380    (2,129)      984
  Foreign.......................................   (8,170)       --        --
                                                  -------   -------   -------
                                                   (9,907)   (7,781)   (1,777)
                                                  -------   -------   -------
Total provision (benefit).......................  $(7,771)  $(5,097)  $ 2,038
                                                  =======   =======   =======

     The following table presents the U.S. and foreign components of income
(loss) before income taxes for the years ended December 31, 1999, 1998 and 1997:

                                                 YEAR ENDED DECEMBER 31,
                                             --------------------------------
                                               1999        1998        1997
                                             ---------   ---------   --------
                                                      (IN THOUSANDS)
United States..............................  $(325,887)  $(184,664)  $(28,130)
Foreign....................................    (41,585)     (6,162)       125
                                             ---------   ---------   --------
Total loss before taxes....................  $(367,472)  $(190,826)  $(28,005)
                                             =========   =========   ========

     Reconciliations from the benefit for income taxes at the federal statutory rate to the provision (benefit) for income taxes for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                  YEAR ENDED DECEMBER 31,
                                              -------------------------------
                                                1999        1998       1997
                                              ---------   --------   --------
                                                      (IN THOUSANDS)
Benefit at statutory rate...................  $(128,616)  $(66,789)  $ (9,802)
Increases (reductions) in taxes resulting
  from:
  State income taxes........................      1,647     (1,279)     1,992
  Foreign operations........................     14,334      5,493      2,359
  Goodwill amortization.....................      4,248      5,286      2,675
  Non-deductible costs related to asset
     sales..................................     16,765         --         --
  Non-taxable gain from the sale of interest
     in subsidiary..........................         --         --    (15,605)
  Change in federal valuation allowance.....      9,785     (7,639)    10,827
  Tax benefits allocated to Williams........     75,452     60,519     10,731
  Other -- net..............................     (1,386)      (688)    (1,139)
                                              ---------   --------   --------
Provision (benefit) for income taxes........  $  (7,771)  $ (5,097)  $  2,038
                                              =========   ========   ========

                      WILLIAMS COMMUNICATIONS GROUP, INC.

     Significant components of deferred tax assets and liabilities as of December 31 are as follows:

                                                            1999      1998
                                                          --------   -------
                                                            (IN THOUSANDS)
Deferred tax assets:
  Deferred revenues.....................................  $ 18,862   $12,589
  Investments...........................................    26,520    15,748
  Net operating loss carryforward.......................    25,253     3,188
  Other.................................................    27,361    30,046
                                                          --------   -------
                                                            97,996    61,571
Valuation allowance.....................................   (17,083)   (3,188)
                                                          --------   -------
Total deferred tax assets...............................    80,913    58,383
Deferred tax liabilities:
  Property, plant and equipment.........................    49,103    32,946
  Securities available for sale.........................    89,589    13,764
  Other.................................................    11,760    17,261
                                                          --------   -------
Total deferred tax liabilities..........................   150,452    63,971
                                                          --------   -------
Net deferred tax liability..............................  $ 69,539   $ 5,588
                                                          ========   =======

     For the period following the initial public offering, WCG realized a $28.0 million federal net operating loss which will expire in 2020. WCG also realized a $22.7 million foreign net operating loss that carries forward indefinitely, as well as various state net operating losses. Valuation allowances have been established that reduce the deferred tax assets for these loss carryforwards to amounts that will more likely than not be utilized. Uncertainties that may affect the utilization of the loss carryforwards include application of the tax sharing agreement with Williams, tax law changes and expiration of carryforward periods. The valuation allowance increased during 1999 and decreased during 1998, primarily due to application of the tax sharing agreement with Williams.

     If WCG had filed a separate federal income tax return for all periods presented, the provision (benefit) for income taxes for 1999, 1998 and 1997 would reflect additional benefit from the carryback or carryforward of federal net operating losses that would have been recognized by WCG on a separate return basis. The deferred federal income tax benefit for 1999 and 1998 would have increased by $66.4 million and $5.6 million, respectively, to reflect the benefit of a deferred tax asset for the federal net operating loss carryforward generated in both years. A current federal income tax benefit for 1997 of $10.7 million would have been recognized to reflect the refund of tax from carryback of the federal net operating loss generated in 1997.

     Cash payments for income taxes (net of refunds) were $2.9 million, $2.1 million and $1.1 million in 1999, 1998 and 1997, respectively.

6. EMPLOYEE BENEFIT PLANS

     Substantially all of WCG's employees are covered by noncontributory defined benefit pension plans. Effective August 1, 1997, separate plans were established for the Solutions LLC union employees and Solutions LLC salaried employees. Substantially all of the remaining

                      WILLIAMS COMMUNICATIONS GROUP, INC.

WCG employees are covered by Williams' noncontributory defined benefit pension plans in which WCG is included. WCG is also included in Williams' health care plan that provides postretirement medical benefits to certain retired employees.

     Contributions for pension and postretirement medical benefits related to WCG's participation in the Williams plans were $2.8 million, $1.7 million and $.4 million in 1999, 1998 and 1997, respectively. The change in contributions from year to year is due to a change in the rate of pension contributions during the periods.

     The following table presents the changes in benefit obligations and plan assets for pension benefits for the Solutions LLC plans for the years indicated. It also presents a reconciliation of the funded status of these benefits to the amount recognized in the accompanying consolidated balance sheet as of December 31 of each year indicated.

                                                            1999      1998
                                                          --------   -------
                                                            (IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year...............  $ 51,895   $41,987
  Service cost..........................................     5,402     4,604
  Interest cost.........................................     3,385     2,972
  Actuarial (gain) loss.................................   (15,677)    2,566
  Benefits paid.........................................      (900)     (234)
                                                          --------   -------
Benefit obligation at end of year.......................    44,105    51,895
                                                          --------   -------
Change in plan assets:
  Fair value of plan assets at beginning of year........    48,559    42,971
  Actual return on plan assets..........................     9,473     5,247
  Acquisition...........................................        --        73
  Employer contributions................................        --       502
  Benefits paid.........................................      (900)     (234)
                                                          --------   -------
Fair value of plan assets at end of year................    57,132    48,559
                                                          --------   -------
Funded status...........................................    13,027    (3,336)
Unrecognized net actuarial (gain) loss..................   (15,737)    4,550
Unrecognized prior service credit.......................      (950)   (1,230)
                                                          --------   -------
Net accrued benefit cost................................  $ (3,660)  $   (16)
                                                          ========   =======
Included in the accompanying consolidated balance sheet
  as follows:
  Prepaid benefit cost..................................  $  1,940   $ 2,196
  Accrued benefit cost..................................    (5,600)   (2,212)
                                                          --------   -------
Net accrued benefit cost................................  $ (3,660)  $   (16)
                                                          ========   =======

                      WILLIAMS COMMUNICATIONS GROUP, INC.

     Net pension expense for the Solutions LLC plans consisted of the following for the years ended December 31:

                                                           1999      1998      1997
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Components of net periodic pension expense:
  Service cost..........................................  $ 5,402   $ 4,604   $ 1,770
  Interest cost.........................................    3,385     2,972     1,130
  Expected return on plan assets........................   (4,783)   (4,293)   (1,551)
  Amortization of prior service credit..................     (280)     (280)     (117)
  Recognized net actuarial gain.........................     (153)      (83)      (18)
                                                          -------   -------   -------
Net periodic pension expense............................  $ 3,571   $ 2,920   $ 1,214
                                                          =======   =======   =======

     The following are the weighted-average assumptions utilized as of December 31 of the year indicated:

                                                              1999    1998
                                                              ----    ----
  Discount rate.............................................   8.0%    7.0%
  Expected return on plan assets............................  10.0    10.0
  Rate of compensation increase.............................   5.0     5.0

     Williams maintains various defined contribution plans in which WCG is included. WCG's costs related to these plans were $17.1 million, $16.4 million and $9.6 million in 1999, 1998 and 1997, respectively. These costs increased over the period from 1997 to 1999 primarily due to acquisitions (see Note 2).

     Included in selling, general and administrative expenses for 1998 is an accrual of $11.5 million related to the modification of WCG's employee benefit program associated with vesting of paid time off. In December 1998, WCG increased the number of days in the new paid time off policy and changed the benefits with regard to sick pay.

7. INVESTMENTS
  Short-term investments

     Short-term investments at December 31, 1999 consist of the following (in thousands):

Commercial paper............................................  $  516,877
Debt securities mutual fund.................................     354,891
Auction securities consisting primarily of asset-backed and
  corporate debt securities.................................     334,290
Other debt securities and time deposits.....................     213,704
                                                              ----------
                                                              $1,419,762
                                                              ==========

     Short-term investments mature within one year, with the exception of the debt securities mutual fund which does not have a maturity. All short-term investments are classified as available-for-sale under the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The carrying amounts of these investments are reported at fair value, which approximate cost, with net unrealized appreciation or depreciation reported as a component of other comprehensive income.

     Investing income consists primarily of interest income related to short-term investments.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

  Long-term investments

     Investments as of December 31, 1999 and 1998 are as follows:

                                                            DECEMBER 31,
                                                         -------------------
                                                           1999       1998
                                                         --------   --------
                                                           (IN THOUSANDS)
  Equity method:
     ATL -- common stock...............................  $ 42,572   $ 47,979
     Others............................................    14,416        454
                                                         --------   --------
                                                           56,988     48,433
  Cost method:
     ATL -- preferred stock............................   317,048    100,000
     Others............................................   114,654     28,001
                                                         --------   --------
                                                          431,702    128,001
  Advances to investees................................     9,247      5,847
  Marketable equity securities.........................   288,109     82,936
                                                         --------   --------
                                                         $786,046   $265,217
                                                         ========   ========

     No dividends were received from investments in companies carried on the equity basis for 1999, 1998 or 1997.

     Other cost investments in the table above include thirteen investments consisting primarily of common stock investments in various privately-held companies in the telecommunications industry.

     Included in the investments table above are marketable equity securities which are classified as available for sale under the scope of SFAS No. 115. The carrying amount of this investment is reported at fair value with net unrealized appreciation or depreciation reported as a component of other comprehensive income. The aggregate cost of these investments at December 31, 1999 and 1998 was $57.7 million and $41.5 million, respectively. Carrying amount exceeded cost for each marketable equity security investment at December 31, 1999 and 1998.

     Subsequent to December 31, 1999, WCG liquidated a portion of its marketable equity securities portfolio, yielding proceeds of $35.9 million. At December 31, 1999, these securities had a cost and carrying amount of $4.4 million and $35.7 million, respectively.

     Williams has granted WCG an option to acquire Williams' entire equity and debt interest in Algar Telecom S/A, a Brazilian telecommunications company, at Williams' net book value. The option is exercisable at any time from January 1, 2000 to January 1, 2001 and is payable entirely in WCG's Class B common stock. The net book value of Williams' investment in Algar Telecom as of December 31, 1999 was approximately $153 million including advances of $100 million. WCG has not assigned any value to the option as of December 31, 1999.

     At December 31, 1998, WCG owned 30% of the preferred shares in ATL and through participation in a limited liability company owned 30% of the common stock. In March 1999, WCG purchased from Algar Telecom for $265 million an additional 43% of the preferred shares and 19% of the common stock of ATL. The purchase price of ATL common stock exceeded the related share of the net assets by $35 million which is being amortized over 15 years. In

                      WILLIAMS COMMUNICATIONS GROUP, INC.

January 2000, WCG sold 7% and 30% of the preferred shares and common stock, respectively, of ATL for $148 million to SBC Communications, Inc. ("SBC") and Telefonos de Mexico S.A. de C.V.

     In March 1999, WCG pledged its 49% and 73% investment in ATL's common and preferred stock, respectively, as collateral for a U.S. dollar denominated $521 million loan from Ericsson Project Finance AB to ATL. In addition, Algar Telecom pledged 49% of its 51% investment in ATL common stock and 100% of its 27% investment in ATL preferred stock as collateral for the loan. The stock sold to SBC and Telefonos de Mexico remained pledged to Ericsson Project Finance AB.

     On January 13, 1999, the Brazilian Central Bank removed the limits of variations of the Brazilian real compared to the U.S. dollar, allowing free market fluctuation of the exchange rate. As a result, the value of the real in U.S. dollars had declined 33% from December 31, 1998 to December 31, 1999.

     Summarized financial position as of December 31, 1999 and 1998 and results of operations for the year ended December 31, 1999 and for the period from inception (March 26, 1998) to December 31, 1998 for ATL are as follows:

                                                                 1999         1998
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Current assets..............................................  $   56,745   $   55,641
Noncurrent assets...........................................   1,229,036    1,572,276
Current liabilities.........................................    (586,716)    (522,385)
Noncurrent liabilities......................................    (642,799)    (676,170)
                                                              ----------   ----------
Stockholders' equity........................................  $   56,266   $  429,362
                                                              ==========   ==========
Revenues....................................................  $  243,409   $   29,953
Gross profit (loss).........................................     (32,806)         281
Net loss....................................................    (247,257)     (42,277)

                      WILLIAMS COMMUNICATIONS GROUP, INC.

8. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment as of December 31 is summarized as follows:

                                                              DECEMBER 31,
                                          DEPRECIABLE    ----------------------
                                             LIVES          1999        1998
                                         --------------  ----------   ---------
                                           (IN YEARS)        (IN THOUSANDS)
Fiber..................................      25-30       $  167,283   $ 214,085
Optronics..............................       7-10          331,615     167,997
Right-of-way...........................      20-40           53,717      37,467
Computer equipment.....................        3            119,358      70,026
Customer premise equipment.............        3             38,863      30,616
General office furniture and
  fixtures.............................       3-5            52,316      61,300
                                         30 or life of
Buildings and leasehold improvements...      lease          113,922      41,154
Construction in progress...............  Not applicable   1,438,838     195,186
Other..................................     Various          98,819      78,442
                                                         ----------   ---------
                                                          2,414,731     896,273
  Less accumulated depreciation and
     amortization......................                    (265,268)   (183,869)
                                                         ----------   ---------
                                                         $2,149,463   $ 712,404
                                                         ==========   =========

     In connection with its fiber build projects, WCG periodically enters into various agreements to obtain the use of property rights from Williams' pipeline companies in exchange for telecommunications services. Under these agreements, WCG commits to provide various levels and types of services as consideration for the right-of-way obtained. As of December 31, 1999, such commitments were not material.

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     WCG's cash accounts reflect credit balances to the extent checks written have not been presented for payment. The amounts of these credit balances included in accounts payable are $125.5 million and $51.8 million as of December 31, 1999 and 1998, respectively.

     Accrued liabilities as of December 31 consist of the following:

                                                            DECEMBER 31,
                                                         -------------------
                                                           1999       1998
                                                         --------   --------
                                                           (IN THOUSANDS)
Construction costs..................................     $262,860   $     --
Employee costs......................................       76,645     68,025
Interest............................................       51,147         --
Other...............................................      101,285     63,423
                                                         --------   --------
                                                         $491,937   $131,448
                                                         ========   ========

                      WILLIAMS COMMUNICATIONS GROUP, INC.

10. LONG-TERM DEBT

  Affiliates

     Long-term debt due to affiliates as of December 31 consists of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
Williams note...............................................  $988,110    $614,343
Other.......................................................     7,048       6,505
                                                              --------    --------
                                                               995,158     620,848
Less current maturities.....................................   (14,404)       (138)
                                                              --------    --------
Long-term debt..............................................  $980,754    $620,710
                                                              ========    ========

  Williams note

     WCG has historically received capital contributions and interest-bearing advances from Williams in order to fund operations. On September 8, 1999, previous non-capital borrowings from Williams were converted into a seven-year note payable bearing interest at an annual rate based upon WCG's credit rating. In connection with the debt and equity offerings, WCG re-characterized $200 million of paid-in capital to the Williams note. At December 31, 1999, the outstanding borrowings from Williams were $988 million and the interest rate was LIBOR plus 2.25%, or 8.73%. Of the total borrowings from Williams, $12.5 million has been classified as current at December 31, 1999 as quarterly principal payments begin July 1, 2000, with no less than $25 million payable in any fiscal year.

  Third parties

     Long-term debt (excluding amounts due to affiliates) as of December 31 consists of the following:

                                                                     DECEMBER 31,
                                                             ----------------------------
                                                                 1999            1998
                                                             ------------    ------------
                                                                    (IN THOUSANDS)
10.875% Senior redeemable notes, due October 1, 2009 (less
  unamortized discount of $11,117,000).....................   $1,488,883        $   --
10.7% Senior redeemable notes, due October 1, 2007.........      500,000            --
Other......................................................        1,268         3,710
                                                              ----------        ------
                                                               1,990,151         3,710
Less current maturities....................................         (261)         (690)
                                                              ----------        ------
Long-term debt.............................................   $1,989,890        $3,020
                                                              ==========        ======

  Senior redeemable notes

     In conjunction with the equity offering (see Note 11), WCG issued $2.0 billion in senior redeemable notes, which consisted of $1.5 billion of 10.875% and $500 million of 10.7% fixed-rate senior redeemable notes. Proceeds from the debt issued were $1,988.7 million before underwriter commissions of $50.0 million. Interest on the notes is payable in cash semiannually in arrears on October 1 and April 1, commencing on April 1, 2000. WCG may repay the notes at varying redemption premiums or make-whole prices, as defined.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

     Proceeds from the completion of WCG's debt and equity offerings were used to pay off the $1.05 billion outstanding under the long-term credit facility discussed below and other interim borrowings.

  Long-term credit facility

     In September 1999, WCI entered into a $1.05 billion credit facility with various banks. The credit facility consists of a $525 million seven-year senior multi-draw amortizing term loan facility and a $525 million six-year senior reducing revolving credit facility. WCG (through WCI) may borrow under the term loan facility during a one-year period beginning on the commencement date of the credit facility and may borrow under the revolving credit facility throughout its six-year term. The loans bear interest based on WCG's credit ratings. The interest rate under this facility is a variable rate of LIBOR plus 2.25%. All amounts outstanding were repaid in October 1999. At December 31, 1999, Williams was a guarantor under this credit facility. The Williams guarantee is expected to be removed by the end of the first quarter 2000.

     Term loans must be repaid beginning in the fourth year of the term loan facility: 15% of the term loans must be repaid during the fourth year, 25% during the fifth year, 30% during the sixth year and 30% during the seventh year. The commitments under the revolving credit facility will be permanently reduced by 20% in the fourth year, by 30% in the fifth year, and by 50% in the sixth year. WCG must repay amounts borrowed under the revolving credit facility to the extent these amounts are in excess of the remaining commitments. In addition, WCG is required to ratably prepay the term loans or reduce its revolving loan commitments in certain circumstances, as defined, based on excess cash flows or proceeds received from asset sales that are not otherwise reinvested back into WCG's core business operations.

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

     Scheduled maturities of debt as of December 31, 1999 are as follows (in thousands):

2000.....................................................  $   14,665
2001.....................................................      27,560
2002.....................................................      28,591
2003.....................................................      25,000
2004.....................................................      25,000
Thereafter...............................................   2,875,610
                                                           ----------
                                                           $2,996,426
                                                           ==========

     Cash payments for interest were $27.1 million, $2.4 million and $5.5 million in 1999, 1998 and 1997, respectively.

     WCG's debt agreements contain restrictive covenants and require it to meet certain financial ratios and tests. These agreements restrict WCG's ability to borrow additional money, pay dividends or other distributions to stockholders, make investments, create liens on assets and sell assets. Debt restrictions limit the ability of WCI, the wholly-owned operating subsidiary of WCG, to transfer funds to its parent, WCG. At December 31, 1999, WCI had restricted net

                      WILLIAMS COMMUNICATIONS GROUP, INC.

assets of $2.1 billion. However, these debt restrictions allow WCI to transfer funds to its parent, WCG, for regularly scheduled interest payments with respect to the senior redeemable notes, as well as certain other payments as outlined in the long-term credit facility agreement. The long-term credit facility expires in September 2006.

11. STOCKHOLDERS' EQUITY

     In connection with the equity offering, WCG converted its existing 1,000 shares of common stock outstanding to 395,434,965 shares of newly created Class B common stock all of which are owned by Williams. The equity offering sold 68,104,451 Class A common shares. Included in the equity offering proceeds were amounts from concurrent investors as follows: SBC of $438.5 million for a 4.36% ownership in WCG, $200 million from Intel for a 2.0% ownership in WCG and $100 million from Telefonos de Mexico for a 1.0% ownership in WCG. The remaining equity proceeds received represent a 7.34% ownership. Williams retained an 85.3% ownership in the form of Class B common stock.

     Class A and Class B common stock have identical rights with the exception of voting and conversion. Class A common stock receives one vote per share while Class B common stock receives ten votes per share. Class B common stock can be converted into Class A common stock on a share-for-share basis at the option of the owner at any time, or automatically upon transfer to a person or entity which is not a permitted transferee. A permitted transferee includes Williams, its direct and indirect subsidiaries, any person or entity in which Williams or any successor beneficially owns, directly or indirectly, at least 50% of the equity or the voting securities, any successor of any of the foregoing and stockholders of Williams who receive Class B common stock in a tax-free spin-off. Following any distribution of Class B common stock to stockholders of Williams, shares of Class B common stock will no longer be convertible into shares of Class A common stock. Shares of Class B common stock transferred to stockholders of Williams in a tax-free spin-off will not be converted into shares of Class A common stock and, following a tax-free spin-off, shares of Class B common stock will be transferrable as Class B common stock, subject to applicable laws.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     The table below presents changes in the components of accumulated other comprehensive income (loss).

                                               UNREALIZED       FOREIGN
                                              APPRECIATION     CURRENCY
                                             (DEPRECIATION)   TRANSLATION
                                             ON SECURITIES    ADJUSTMENTS    TOTAL
                                             --------------   -----------   --------
                                                         (IN THOUSANDS)
Balance as of December 31, 1996............     $     --       $     --     $     --
Current period change:
  Pre-income tax amount....................       (3,913)        (1,131)      (5,044)
  Income tax benefit.......................        1,565             --        1,565
                                                --------       --------     --------
Balance as of December 31, 1997............       (2,348)        (1,131)      (3,479)
Current period change:
  Pre-income tax amount....................       45,306         (1,792)      43,514
  Income tax expense.......................      (15,329)            --      (15,329)
                                                --------       --------     --------
                                                  29,977         (1,792)      28,185
                                                --------       --------     --------
Balance as of December 31, 1998............       27,629         (2,923)      24,706
Current period change:
  Pre-income tax amount....................      189,023        (13,006)     176,017
  Income tax expense.......................      (75,825)            --      (75,825)
                                                --------       --------     --------
                                                 113,198        (13,006)     100,192
                                                --------       --------     --------
Balance as of December 31, 1999............     $140,827       $(15,929)    $124,898
                                                ========       ========     ========

13. STOCK-BASED COMPENSATION

     WCG and Williams have several plans providing for Williams and WCG common-stock-based awards to WCG's employees and employees of its subsidiaries. The plans permit the granting of various types of awards including, but not limited to, stock options, stock-appreciation rights, restricted stock and deferred stock. Awards may be granted for no consideration other than prior and future services or based on certain financial performance targets being achieved. The purchase price per share for stock options and the grant price for stock-appreciation rights may not be less than the market price of the underlying stock on the date of grant. Depending upon terms of the respective Williams plans, stock options become exercisable after three to five years, subject to accelerated vesting if certain future stock prices or specific financial performance targets are achieved. Stock options granted under the WCG Plan are exercisable at such times and are subject to such restrictions and conditions as the board of directors shall in each instance approve, which need not be the same for each grant or for each participant. Current vesting terms include 5 year cliff vesting, of which some are subject to accelerated vesting if certain future stock prices or specific financial performance targets are achieved, 3 year cliff vesting and 3 year staged vesting in thirds. Stock options in all plans expire ten years after grant. At December 31, 1999, 36 million shares of WCG Class A common stock were reserved for issuance pursuant to existing and future stock awards, of which 27.6 million shares were available for future grants.

     Williams' and WCG's employee stock-based awards are accounted for under provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Williams' and WCG's fixed plan common stock options

                      WILLIAMS COMMUNICATIONS GROUP, INC.

generally do not result in compensation expense because the exercise price of the stock options equals the market price of the underlying stock on the date of grant.

     In conjunction with the initial public offering of WCG stock, options granted in 1998 and 1999 under the WCG Plan were converted from Williams to WCG options when market prices were $37.63 and $23.00, respectively. In accordance with APB Opinion No. 25, this resulted in a new measurement date, and related expense of approximately $.9 million was recognized in 1999. The remaining value of the option conversion will be amortized over the various vesting periods of the converted stock.

     Pro forma net income and earnings per share, assuming WCG had applied the fair-value method of SFAS No. 123, "Accounting for Stock-Based Compensation," in measuring compensation cost beginning with 1997 employee stock-based awards, are as follows:

                                    1999                    1998                    1997
                            ---------------------   ---------------------   --------------------
                            PRO FORMA   REPORTED    PRO FORMA   REPORTED    PRO FORMA   REPORTED
                            ---------   ---------   ---------   ---------   ---------   --------
Net loss (thousands)......  $(379,174)  $(359,701)  $(195,129)  $(185,729)  $(34,743)   $(30,043)
Loss per share............      (0.92)      (0.87)      (0.49)      (0.47)     (0.09)      (0.08)

     Pro forma amounts for 1999 include the remaining total compensation expense for Williams plans awards made in 1998 and the total compensation expense from Williams plans awards in 1999, as these awards fully vested in 1999 as a result of the accelerated vesting provisions. Pro forma amounts for 1998 include the remaining total compensation expense from the awards made in 1997, as these awards fully vested in 1998 as a result of the accelerated vesting provision. Pro forma amounts for 1997 include the remaining total expense for the awards made in 1996, as these awards fully vested in 1997 as a result of the accelerated vesting provisions. Since compensation expense from stock options is recognized over the future years' vesting period for pro forma disclosure purposes, and additional awards generally are made each year, pro forma amounts may not be representative of future years' amounts.

     The fair value of the stock options was estimated at the date of grant using a Black-Scholes option valuation model. The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Williams' and WCG's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The following weighted-average assumptions were used in the Black-Scholes model:

                                                                              WILLIAMS
                                                             WCG     ---------------------------
                                                            1999      1999      1998      1997
                                                           -------   -------   -------   -------
Expected life of the stock options.......................  5 years   5 years   5 years   5 years
Volatility of the expected market price of underlying
  common stock...........................................    60%       28%       25%       26%
Risk-free interest rate..................................    6%       5.6%      5.3%      6.1%
Expected dividend yield..................................    0%       1.5%      2.0%      1.7%

                      WILLIAMS COMMUNICATIONS GROUP, INC.

     The following summary provides information on stock options in both WCG and Williams (NYSE: WMB) common stock granted to Communications employees:

                                                                          1999                                         1998
                                           ------------------------------------------------------------------   ------------------
                                                             WCG PLAN                        WILLIAMS PLANS          WCG PLAN
                                           ---------------------------------------------   ------------------   ------------------
                                              WMB       WEIGHTED      WCG       WEIGHTED             WEIGHTED             WEIGHTED
                                            OPTIONS     AVERAGE     OPTIONS     AVERAGE              AVERAGE              AVERAGE
                                             BEFORE     EXERCISE     AFTER      EXERCISE     WMB     EXERCISE     WMB     EXERCISE
                                           CONVERSION    PRICE     CONVERSION    PRICE     OPTIONS    PRICE     OPTIONS    PRICE
                                           ----------   --------   ----------   --------   -------   --------   -------   --------
                                                                           (OPTIONS IN THOUSANDS)
Outstanding -- Beginning of year.........      470       $30.50                             5,378     $23.87
Granted..................................       24       $37.38
Canceled.................................      (56)      $31.81
Converted from WMB to WCG................     (438)      $30.71        716       $18.87
Granted..................................                            7,623       $23.05       900     $39.92      490      $30.55
Exercised................................                               (3)      $15.35    (1,383)    $21.92
Canceled.................................                             (301)      $22.60       (50)    $31.16      (20)     $31.94
                                              ----                   -----                 ------                 ---
Outstanding -- End of year...............       --                   8,035       $22.70     4,845     $27.33      470      $30.50
                                              ====                   =====       ======    ======     ======      ===      ======
Exercisable --
  End of year............................                              334       $20.86     4,831     $27.30
                                                                     =====       ======    ======     ======
Weighted-average grant date fair value of
  options granted during the year where:
  Market price = exercise price..........                                        $13.13               $11.55               $ 8.19
  Market price * exercise price..........                                        $14.24

                                                  1998                 1997
                                           ------------------   ------------------
                                             WILLIAMS PLANS       WILLIAMS PLANS
                                           ------------------   ------------------
                                                     WEIGHTED             WEIGHTED
                                                     AVERAGE              AVERAGE
                                             WMB     EXERCISE     WMB     EXERCISE
                                           OPTIONS    PRICE     OPTIONS    PRICE
                                           -------   --------   -------   --------
                                                   (OPTIONS IN THOUSANDS)
Outstanding -- Beginning of year.........   4,911     $19.39     3,230     $14.19
Granted..................................
Canceled.................................
Converted from WMB to WCG................
Granted..................................   1,729     $31.87     2,303     $25.57
Exercised................................  (1,093)    $15.58      (450)    $13.90
Canceled.................................    (169)    $29.13      (172)    $18.81
                                           ------                -----
Outstanding -- End of year...............   5,378     $23.87     4,911     $19.39
                                           ======     ======     =====     ======
Exercisable --
  End of year............................   3,754     $20.41     2,663     $14.13
                                           ======     ======     =====     ======
Weighted-average grant date fair value of
  options granted during the year where:
  Market price = exercise price..........             $ 8.19               $ 5.98
  Market price * exercise price..........

                      WILLIAMS COMMUNICATIONS GROUP, INC.

     The following summary provides information on stock options in WCG and Williams common stock issued to WCG employees outstanding and exercisable at December 31, 1999:

                                        STOCK OPTIONS OUTSTANDING                     STOCK OPTIONS EXERCISABLE
                           ----------------------------------------------------   ---------------------------------
                                                               WEIGHTED AVERAGE
                              OPTIONS       WEIGHTED AVERAGE      REMAINING          OPTIONS       WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES:  (IN THOUSANDS)    EXERCISE PRICE    CONTRACTUAL LIFE   (IN THOUSANDS)    EXERCISE PRICE
-------------------------  --------------   ----------------   ----------------   --------------   ----------------
WCG Plan:
  $14.00 - $20.13.......         654             $18.68           8.46 years            168             $18.73
  $22.56 - $28.94.......       7,381             $23.05           9.76 years            166             $23.02
                               -----                                                  -----
                               8,035             $22.70           9.65 years            334             $20.86
                               =====                                                  =====
Williams Plans:
  $5.00 to $30.00.......       3,108             $22.26           8.31 years          3,108             $22.26
  $30.75 to $40.94......       1,737             $36.36           9.80 years          1,723             $36.40
                               -----                                                  -----
                               4,845             $27.33           8.85 years          4,831             $27.30
                               =====                                                  =====

     The following summary provides information on deferred shares of Williams and WCG common stock granted to WCG employees:

                                                                                      WCG COMMON STOCK
                                             WILLIAMS COMMON STOCK                     UNDER WCG PLAN
                               -------------------------------------------------   -----------------------
                                     1999                 1998            1997              1999
                               -----------------   ------------------   --------   -----------------------
                                WCG     WILLIAMS     WCG     WILLIAMS   WILLIAMS       AT         POST-
                                PLAN     PLANS      PLAN      PLANS      PLANS     CONVERSION   CONVERSION
                               ------   --------   -------   --------   --------   ----------   ----------
Deferred shares granted......  10,000    36,258    165,000   109,565     14,232     417,156       45,433
Weighted-average grant date
  fair value of shares
  granted....................  $33.00    $39.82    $ 31.59   $ 31.59     $19.94     $ 23.00       $23.00

     Approximately $5.2 million, $1.2 million and $.7 million were recognized as expense for deferred shares in 1999, 1998 and 1997, respectively. Deferred shares may be granted in the year following performance or in return for future performance. The expense is recognized in the performance year.

     In conjunction with the initial public offering, 255,000 deferred shares granted under the Williams and WCG Plans were converted from Williams to WCG stock based upon the relative market prices at the conversion date. The market prices of the Williams and WCG stock were $37.625 and $23.00, respectively, at the conversion date. At that time 25% of the shares became fully vested. In accordance with APB Opinion No. 25, this resulted in a new measurement date, and related expense of approximately $2.2 million was included in 1999. The remaining value of the deferred share conversion will be amortized over the vesting periods of the converted stock.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

14. LEASES

LESSEE:

     Future minimum annual rentals under noncancellable operating leases as of December 31, 1999 are payable as follows:

                                             OFF-NETWORK
                                 PROPERTY     CAPACITY
                                  RENTAL    AND EQUIPMENT    OTHER       TOTAL
                                 --------   -------------   --------   ----------
                                                  (IN THOUSANDS)
2000...........................  $ 37,531    $  302,183     $ 15,818   $  355,532
2001...........................    33,637       280,686       12,649      326,972
2002...........................    28,750       220,606       11,750      261,106
2003...........................    26,475       198,352       10,732      235,559
2004...........................    22,142       161,953       10,516      194,611
Thereafter.....................    95,046       235,778      151,272      482,096
                                 --------    ----------     --------   ----------
Total minimum annual rentals...  $243,581    $1,399,558     $212,737   $1,855,876
                                 ========    ==========     ========   ==========

     During 1998, WCG entered into an operating lease agreement covering a portion of its fiber-optic network. The total estimated cost of the network assets to be covered by the lease agreement is $750 million. The lease term includes an interim term which will end April 30, 2000, during which the covered network assets will be constructed, and a base term. The interim and base terms are expected to total five years, and if renewed, could total seven years. Under the terms of the lease agreement, WCG cannot sublease the assets without the prior written consent of the lessor. Through December 31, 1999, WCG has not requested nor has the lessor granted such consent.

     WCG has an option to purchase the covered network assets during the lease term at an amount approximating the lessor's cost. Williams provides a residual value guarantee equal to a maximum of 89.9% of the transaction. The residual value guarantee is reduced by the present value of the actual lease payments. In the event that WCG does not exercise its purchase option, WCG expects the fair market value of the covered network assets to substantially reduce Williams' payment under the residual value guarantee. WCG's disclosures for future minimum annual rentals under noncancellable operating leases do not include amounts for the residual value guarantee.

     Total capacity expense incurred from leasing from a third party's network (off-network capacity expense) was $201.1 million, $110.8 million and $68.8 million in 1999, 1998 and 1997, respectively. All other rent expense was $53.6 million, $37.8 million and $24.9 million in 1999, 1998 and 1997, respectively. Included in other rent expense is office space charged from affiliates of $5.4 million, $3.7 million and $2.5 million in 1999, 1998 and 1997, respectively.

LESSOR:

     Prior to June 30, 1999, WCG had granted IRUs for dark fiber to third parties that are accounted for as sales-type leases. The lease term is typically for 20 to 25 years and the lessee can renew the leases at no cost for an additional period of 10 to 20 years. The lessee generally prepays the lease upon acceptance. At December 31, 1999, all cash from sales-type leases has been received, except for $5.5 million, which will be collected in 2000. Due to the initial term of the IRUs and lessee renewal options, WCG has not recorded any residual value for these

                      WILLIAMS COMMUNICATIONS GROUP, INC.

leases. WCG also provides colocation and maintenance services under these IRUs. Future minimum annual revenues for colocation and maintenance services are as follows:

                                                              COLOCATION   MAINTENANCE
                                                               SERVICES     SERVICES
                                                              ----------   -----------
                                                                   (IN THOUSANDS)
2000........................................................   $  4,022      $ 2,961
2001........................................................      5,803        2,961
2002........................................................      9,364        2,961
2003........................................................      9,364        2,961
2004........................................................      9,364        2,961
Thereafter..................................................    187,779       26,399
                                                               --------      -------
                                                               $225,696      $41,204
                                                               ========      =======

15. RELATED PARTY TRANSACTIONS

     Williams charges its subsidiaries, including WCG, for certain corporate administrative expenses, which are directly identifiable or allocable to the subsidiaries. Nortel also charges Solutions LLC for certain corporate administrative expenses which are directly identifiable or allocable to Solutions LLC. Details of such charges for the years ended December 31 are as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                  ---------------------------
                                                   1999      1998      1997
                                                  -------   -------   -------
                                                        (IN THOUSANDS)
Direct costs, charged from:
  Williams......................................  $26,853   $13,364   $ 8,418
  Nortel........................................    1,980    10,727    15,260
Allocated charges from Williams.................   13,187    11,654     9,230
                                                  -------   -------   -------
                                                  $42,020   $35,745   $32,908
                                                  =======   =======   =======

     The above costs are reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations. Direct costs charged from Williams or Nortel represent the direct costs of goods or services provided by Williams or Nortel at WCG's request as well as the cost of centralized administrative services. Williams allocates its cost of centralized administrative services based on a logical representation of the benefits received, such as allocating Williams' human resources department based on employee headcount. Allocated charges from Williams represent an allocation of general corporate charges based on a three factor formula which considers operating results, property, plant and equipment and payroll. In management's estimation, the allocation methodologies used are reasonable and the direct and allocated charges approximate amounts that would have been incurred on a stand-alone basis.

     Included in WCG's revenues are charges to Williams and its subsidiaries and affiliates for managing their internal telephone operations of $10.0 million, $7.7 million and $5.2 million for the years ended December 31, 1999, 1998 and 1997, respectively. In addition, WCG's revenues include charges to Williams' gas pipelines for managing microwave frequencies of $4.3 million, $4.3 million and $3.8 million for the years ended December 31, 1999, 1998 and 1997, respectively.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

     Amounts due to or from affiliates consists of normal course receivables and payables resulting from the use of each others' services. A summary of these receivables and payables as of December 31, 1999 and 1998 is as follows:

                                                             DECEMBER 31,
                                                           -----------------
                                                            1999      1998
                                                           -------   -------
                                                            (IN THOUSANDS)
Due from affiliates -- Williams..........................  $    --   $ 3,881
                                                           =======   =======
Due to affiliates:
  Williams...............................................  $42,823   $    --
  Nortel.................................................    1,304    37,187
  Other..................................................      521     1,185
                                                           -------   -------
Total due to affiliates..................................  $44,648   $38,372
                                                           =======   =======

     Interest expense to Williams was $54.9 million, $16.9 million and $2.7 million for the years ended December 31, 1999, 1998 and 1997, respectively. No amounts, net of interest capitalized, were paid to Williams for interest in the years ended December 31, 1999, 1998 and 1997.

     Interest income from Williams was $2.9 million in 1997. There was no interest income from Williams for the years ended December 31, 1999 and 1998.

     In connection with the formation of Solutions LLC, a $160.9 million note payable to Nortel was established which was paid by Solutions LLC in August 1997. Total interest expensed and paid on the note during 1997 was $2.5 million.

     Solutions LLC purchased inventory from Nortel for use in equipment installations for $480.0 million and $467.5 million in 1999 and 1998, respectively, and $310.6 million for the period from April 30, 1997 (date on which Nortel became a related party) to December 31, 1997. Solutions LLC has a distribution agreement with Nortel that extends through December 2002. If for two consecutive years the percentage of Nortel products purchased by Solutions LLC falls below approximately 78% and the rate of growth of the purchase of Nortel products by Solutions LLC during the two-year period is below that of other Nortel distributors, Nortel may require WCG to buy, or WCG may require Nortel to sell, Nortel's entire interest in Solutions LLC at market value.

     In addition, WCG purchased from Nortel optronics for use on its network for $225.6 million and $84.3 million in 1999 and 1998, respectively, and $.8 million for the period from April 30, 1997 to December 31, 1997.

16. COMMITMENTS AND CONTINGENCIES

  Commitments

     WCG has entered into two agreements totaling $600 million with Nortel to purchase optronics equipment over five years ending in 2002. As of December 31, 1999, WCG had $302.8 million remaining on these agreements. Purchases under these agreements totaled $212.1 million, $84.3 million and $.8 million in 1999, 1998 and 1997, respectively.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

     WCG has entered into various telecommunications equipment agreements with four suppliers totaling $139 million. Terms of these agreements range from one year to three years. As of December 31, 1999, WCG had $117.8 million remaining on these agreements. Purchases under these agreements totaled $17.8 million, $3.4 million and none in 1999, 1998 and 1997, respectively.

     In 1998, WCG entered into an agreement with Winstar Communications, Inc. ("Winstar") for a 25 year indefeasible right to use approximately 2% of Winstar's wireless local capacity in exchange for payments equal to $400 million. Winstar has constructed approximately 60 hubs, or antenna sites, which are currently available to WCG. Winstar intends to construct 270 hubs by the end of 2001, and WCG will have the ability to use all of these hubs for a period of 25 years. WCG will pay Winstar the $400 million over the next four years as Winstar completes construction of the hubs. WCG will amortize the $400 million to be capitalized on a straight-line basis over the 25-year usage term. As of December 31, 1999, WCG has paid Winstar approximately $171.9 million of which $84.4 million was classified as accounts payable at December 31, 1998.

  Litigation

     Shrier v. Williams was filed on August 4, 1999 in the U.S. District Court for the Northern District of Oklahoma. Oxford v. Williams was filed on September 3, 1999 in a state court in Jefferson County, Texas. The Oxford complaint was amended to add an additional plaintiff on September 24, 1999. On October 1, 1999, the case was removed to the U.S. District Court for the Eastern District of Texas, Beaumont Division. Plaintiffs have filed a motion seeking to remand the case to state court. In each lawsuit, the plaintiff seeks to bring a nationwide class action on behalf of all landowners on whose property the plaintiffs have alleged WCG installed fiber-optic cable without the permission of the landowner. The plaintiffs are seeking a declaratory ruling that WCG is trespassing, damages resulting from the alleged trespass, damages based on WCG's profits from use of the property and damages from alleged fraud. Relief requested by the plaintiffs includes injunction against further trespass, actual and punitive damages and attorneys' fees.

     WCG believes that installation of the cable containing the single fiber network that crosses over or near the named plaintiffs' land does not infringe on the plaintiffs' property rights. WCG also does not believe that the plaintiffs have sufficient basis for certification of a class action. The proposed composition of the class in the Oxford lawsuit appears to include only landowners who would also be included in the class proposed in the Shrier suit.

     Other communications carriers have been successfully challenged with respect to their rights over railroad rights of way, which are also challenged by the plaintiffs in Shrier and Oxford. Approximately 15% of the WCG network is installed on railroad rights of way. In many areas, the railroad granting WCG the license holds full ownership of the land, in which case its license should be sufficient to give WCG valid rights to cross the property. In some states where the railroad is not the property owner but has an easement over the property the law is unsettled as to whether a landowner's approval is required. WCG generally did not obtain landowner approval where the rights of way are located on railroad easements. In most states, WCG has eminent domain rights which we believe would limit our liability for any trespass damages. It is likely that WCG will be subject to other purported class action suits challenging our railroad or pipeline rights of way. WCG cannot quantify the impact of all such claims at this time. Thus,

                      WILLIAMS COMMUNICATIONS GROUP, INC.

WCG cannot be certain that the plaintiffs' purported class action or other purported class actions, if successful, will not have a material adverse effect.

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

17. FINANCIAL INSTRUMENTS

FAIR VALUE METHODS

     The following methods and assumptions were used by WCG in estimating its fair value disclosures for financial instruments:

          Cash and cash equivalents: The carrying amounts reported in the balance sheet approximate fair value due to the short-term maturity of these instruments.

          Short-term investments and marketable equity securities: In accordance with SFAS No. 115, these securities are classified as available for sale and are reported at fair value, with net unrealized appreciation or depreciation reported as a component of other comprehensive income. At December 31, 1999 short-term investments had a carrying amount of $1,419.8 million, which approximated cost. There were no short-term investments at December 31, 1998. Marketable equity securities had a carrying amount of $288.1 million and $82.9 million at December 31, 1999 and 1998, respectively, with associated aggregate costs of $57.7 million and $41.5 million, respectively.

          Investments -- cost method and advances to investees: Fair value is estimated to approximate historically recorded amounts as the investments are primarily in nonpublicly traded companies for which it is not practicable to estimate the fair value.

          Long-term debt: WCG's long-term debt from affiliates consists primarily of variable rate borrowings for which the carrying value approximates the fair value. The fair value of WCG's long-term debt from third parties is valued using indicative year-end traded bond market prices for publicly traded issues. At December 31, 1999 and 1998 long-term debt from third parties, including the current portion, had carrying amounts of $1,990 million and $4 million, respectively, with associated fair value amounts of $2,079 million and $4 million, respectively. WCG used the expertise of an outside investment banking firm to establish the fair value of long-term debt from third parties. At December 31, 1999 and 1998, 67 percent and zero percent, respectively, of WCG's total long-term debt was publicly traded.

OFF-BALANCE-SHEET CREDIT AND MARKET RISK

     In 1997, WCG entered into an agreement with Williams whereby WCG would sell to Williams, on an ongoing basis, certain of WCG's accounts receivable. At December 31, 1998, $33.8 million of WCG's accounts receivable have been sold to Williams. On January 31, 1999, WCG's agreement with Williams expired and was not renewed.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

CONCENTRATION OF CREDIT RISK

     WCG's cash equivalents and short-term investments consist of high-quality securities placed with various major financial institutions with high credit ratings. WCG's investment policy limits its credit exposure to any one issuer/obligor.

     WCG's customers include numerous corporations. Approximately 79% and 68% of receivables at December 31, 1999 and 1998, respectively, are for Solutions related services. Approximately 9% and 25% of receivables at December 31, 1999 and 1998, respectively, are for Network related services. WCG serves a wide range of customers, none of which is individually significant to its business. While sales to these various customers are generally unsecured, the financial condition and creditworthiness of customers are routinely evaluated.

                      WILLIAMS COMMUNICATIONS GROUP, INC.
                      QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data are as follows (thousands, except per share amounts). Certain amounts have been reclassified as described in Note 1 of Notes to Consolidated Financial Statements.

                                             FIRST        SECOND        THIRD        FOURTH
                   1999                     QUARTER       QUARTER      QUARTER       QUARTER
                   ----                     --------     ---------     --------     ---------
Revenues..................................  $502,161     $ 498,978     $498,340     $ 523,517
Cost of sales.............................   389,747       375,995      391,338       415,664
Loss from operations......................   (48,720)      (81,570)     (70,718)     (103,362)
Net loss..................................   (76,041)     (123,724)     (85,913)      (74,023)
Basic and diluted loss per common share:
  Net loss................................     (0.19)        (0.31)       (0.22)        (0.16)

                                             FIRST        SECOND        THIRD        FOURTH
                   1998                     QUARTER       QUARTER      QUARTER       QUARTER
                   ----                     --------     ---------     --------     ---------
Revenues..................................  $387,773     $ 413,953     $423,120     $ 508,623
Cost of sales.............................   288,554       298,684      308,552       398,793
Loss from operations......................   (26,565)      (10,431)     (59,892)      (96,316)
Net loss..................................   (28,473)      (15,454)     (61,917)      (79,885)
Basic and diluted loss per common share:
  Net loss................................     (0.07)        (0.04)       (0.16)        (0.20)

     The sum of losses per share for the four quarters may not equal the total loss per share for the year due to changes in the average common shares outstanding.

     Second-quarter 1999 loss from operations includes a $26.7 million pre-tax loss related to the sales of the businesses that provide audio and video conferencing services and closed-circuit video broadcasting services. These transactions resulted in an income tax provision of $7.9 million, reflecting the impact of goodwill not deductible for tax purposes (see Note 4). Third-quarter 1999 loss from operations includes a $2.6 million charge related to the impact of converting Williams options and shares to WCG options and shares in conjunction with the initial public offering. Fourth-quarter 1999 loss from operations includes $1.7 million in additional expenses related to the sale of the audio and video conferencing and closed-circuit broadcasting services businesses (see Note 4). In addition, fourth-quarter 1999 loss from operations includes a $5.5 million pre-tax loss related to abandoning a venture in Strategic Investments involved in providing wireless remote monitoring and meter reading equipment and related services (see Note 4). Fourth-quarter 1999 net loss includes $9.4 million of dividends received from a cost-based international telecommunications investment.

     Third-quarter 1998 loss from operations includes a $23.2 million pre-tax loss related to a venture involved in the technology and transmission of business information for news and educational purposes (see Note 4). Fourth-quarter 1998 loss from operations includes accruals totaling $11.5 million related to the modification of WCG's employee benefit program (see Note
6).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding the Directors and nominees for Director of Williams Communications required by Item 401 of Regulation S-K is presented under the heading "Election of Directors" in Williams Communications' Proxy Statement prepared for the solicitation of proxies in connection with the Annual Meeting of Stockholders of the Company for 2000 (the "Proxy Statement"), which information is incorporated by reference herein. A copy of the Proxy Statement is filed as an exhibit to the Form 10-K. Information regarding the executive officers of Williams Communications is presented following Item 4 herein, as permitted by General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is included under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement, which information is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 402 of Regulation S-K regarding executive compensation is presented under the headings "Election of Directors" and "Executive Compensation and Other Information" in the Proxy Statement, which information is incorporated by reference herein. Notwithstanding the foregoing, the information provided under the headings "Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation" in the Proxy Statement are not incorporated by reference herein. A copy of the Proxy Statement is filed as an exhibit to the Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information regarding the security ownership of certain beneficial owners and management required by Item 403 of Regulation S-K is presented under the headings "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, which information is incorporated by reference herein. A copy of the Proxy Statement is filed as an exhibit to the Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information regarding certain relationships and related transactions required by Item 404 of Regulation S-K is presented under the heading "Certain Relationships and Related Transactions" in the Proxy Statement, which information is incorporated by reference herein. A copy of the Proxy Statement is filed as an exhibit to the Form 10-K.

                                      III-1

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) and (a)(2)          The Financial statements and financial statement schedules listed in the Index to Consolidated Financial Statements
                           below are filed as part of this Annual report.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              -----
Covered by report of independent auditors:
  Consolidated statements of operations for the three years
     ended December 31, 1999................................   F-21
  Consolidated balance sheets at December 31, 1999 and
     1998...................................................   F-22
  Consolidated statements of stockholders' equity for the
     three years ended December 3, 1999.....................   F-23
  Consolidated statements of cash flows for the three years
     ended December 31, 1999................................   F-24
  Notes to consolidated financial statements................   F-25
  Schedules for the three years ended December 31, 1999:
      I -- Condensed financial information of registrant....   IV-7
     II -- Valuation and qualifying accounts................  IV-10
Not covered by report of independent auditors:
  Quarterly financial data (unaudited)......................   F-57

All other schedules have been omitted since the required information is not present or is not present in amount sufficient to require submission of the schedules, or because the information required is included in the financial statements and notes thereto.

(a)(3); and (c)            The documents in the Exhibit List below are filed as part of this annual report.

                                  EXHIBIT LIST

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          3.1*           -- Restated Certificate of Incorporation of the Company
                            (filed as Exhibit 3.1 to the Current Report on Form 8-K
                            dated October 1, 1999 (the "October 1999 8-K")
          3.2*           -- Restated By-laws of the Company (filed as Exhibit 3.2 to the October 1999 8-K)
          4.1*           -- Specimen certificate of common stock [filed as Exhibit
                            4.1 to Registration Statement No. 333-76007 on Form S-1
                            relating to an equity offering (the "Equity Registration
                            Statement"), dated April 9, 1999]
          4.2*           -- Certificate of designation of Series A Junior
                            Participating Preferred Stock (filed as Exhibit 4.1 to
                            the October 1999 8-K)
          4.3*           -- Specimen certificate of Class B common stock (filed as
                            Exhibit 4.2 to the Equity Registration Statement dated
                            April 9, 1999)
          4.4*           -- Indenture governing notes dated October 6, 1999 between the Company and The Bank of New York, Trustee (filed as
                            Exhibit 4.2 to the October 1999 8-K)
         10.1*           -- Securities Purchase Agreement among Williams
                            Communications Group, Inc., The Williams Companies, Inc.
                            and Telefonos de Mexico, S.A. de C.V., dated May 25, 1999
                            (filed as Exhibit 10.1 to the Equity Registration
                            Statement, Amendment No. 1, dated May 27, 1999)
         10.2*           -- Amended and Restated Alliance Agreement Between Telefonos
                            de Mexico, S.A. de C.V. and Williams Communications,
                            Inc., dated May 25, 1999 (filed as Exhibit 10.2 to the
                            Equity Registration Statement, Amendment No. 8, dated
                            September 29, 1999)
         10.3*           -- Securities Purchase Agreement dated as of May 24, 1999 by and among Williams Communication Group, Inc., The
                            Williams Companies, Inc. and Intel Corporation (filed as
                            Exhibit 10.3 to the Equity Registration Statement,
                            Amendment No. 3, dated July 12, 1999)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.4*           -- Master Alliance Agreement Between Intel Internet Data
                            Services and Williams Communications, Inc., dated as of
                            May 24, 1999 (filed as Exhibit 10.4 to the Equity
                            Registration Statement, Amendment No. 1, dated May 27,
                            1999)
         10.5*           -- Fiber Lease Agreement between Metromedia Fiber Network
                            Services, Inc. and Williams Communications, Inc., dated
                            September 16, 1999 (filed as Exhibit 10.5 to the Equity
                            Registration Statement, Amendment No. 8, dated September
                            29, 1999)
         10.6*           -- Fiber Lease Agreement between Williams Communications,
                            Inc. and Metromedia Fiber National Network Services,
                            Inc., dated September 16, 1999 (filed as Exhibit 10.6 to
                            the Equity Registration Statement, Amendment No. 8, dated
                            September 29, 1999)
         10.7*           -- Loan Agreement dated as of April 16, 1999 among Williams
                            Communications Group, Inc., Bank of America National
                            Trust and Savings Association, and the other financial
                            institutions party hereto, Nationsbanc Montgomery
                            Securities LLC, Chase Securities Inc., Bank of Montreal,
                            and The Bank of New York (filed as Exhibit 10.7 the
                            Equity Registration Statement, Amendment No. 1, dated May
                            27, 1999)
         10.8*           -- Shareholders Agreement by and among Metrogas S.A.,
                            Williams International Telecom (Chile) Limited, and
                            Metrocom S.A., dated March 30, 1999 and Letter Agreement
                            dated March 30, 1999 (filed as Exhibit 10.8 the Equity
                            Registration Statement, Amendment No. 3, dated July 29,
                            1999)
         10.9*           -- Share Purchase Agreement by and Among Lightel, S.A.
                            Technologia de Informacao, Williams International ATL
                            Limited, Johi Representacoes Ltda and ATL-Algar Telecom
                            Leste, S.A., dated as of March 25, 1999 (filed as Exhibit
                            10.9 to the Equity Registration Statement, Amendment No.
                            1, dated May 27, 1999)
         10.10*          -- Master Alliance Agreement between SBC Communications Inc.
                            and Williams Communications, Inc. dated February 8, 1999
                            (filed as Exhibit 10.10 the Equity Registration
                            Statement, Amendment No. 1, dated May 27, 1999)
         10.11*          -- Transport Services Agreement dated February 8, 1999,
                            between Southwestern Bell Communication Services, Inc.
                            and Williams Communications, Inc. (filed as Exhibit 10.11
                            to the Equity Registration Statement, Amendment No. 1,
                            dated May 27, 1999)
         10.12*          -- Securities Purchase Agreement dated February 8, 1999,
                            between SBC Communications Inc. and Williams
                            Communications Group, Inc. (filed as Exhibit 10.12 to the
                            Equity Registration Statement, Amendment No. 1, dated May
                            27, 1999)
         10.13*          -- Second Amended and Restated Credit Agreement dated as of
                            July 23, 1997 among The Williams Companies, Inc.,
                            Northwest Pipeline Corporation, Transcontinental Gas
                            Pipeline Corporation, Texas Gas Transmission Corporation,
                            Williams Pipeline Company, Williams Holdings of Delaware,
                            Inc., WilTel Communications, LLC, and Amendment thereto
                            dated as of January 26, 1999 (filed as Exhibit 10.13 to
                            the Equity Registration Statement, Amendment No. 3, dated
                            July 12, 1999)
         10.14*          -- Amended and Restated Lease for Bank of Oklahoma Tower, as
                            of January 1, 1999, by and between Williams Headquarters
                            Building Company and The Williams Companies, Inc. (filed
                            as Exhibit 10.14 the Equity Registration Statement,
                            Amendment No. 1, dated May 27, 1999)
         10.15*          -- Lease as of January 1, 1999, for Williams Technology
                            Center, by and between Williams Headquarters Building
                            Company and Williams Communications Group, Inc. (filed as
                            Exhibit 10.15 to the Equity Registration Statement,
                            Amendment No. 1, dated May 27, 1999)
         10.16*          -- Lease as of January 1, 1999, for Williams Resource
                            Center, by and between Williams Headquarters Building
                            Company and Williams Communications Group, Inc. (filed as
                            Exhibit 10.16 the Equity Registration Statement,
                            Amendment No. 1, dated May 27, 1999)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.17*          -- Wireless Fiber IRU Agreement by and between WinStar
                            Wireless, Inc. and Williams Communications, Inc.,
                            effective as of December 17, 1998 (filed as Exhibit 10.17
                            to the Equity Registration Statement, Amendment No. 1,
                            dated July 12, 1999)
         10.18*          -- IRU Agreement between WinStar Wireless, Inc. and Williams
                            Communications, Inc., dated December 17, 1998 (long
                            haul), together with Clarification Agreement effective as
                            of December 17, 1998 and Side Agreement dated March 31,
                            1999 (filed as Exhibit 10.18 to the Equity Registration
                            Statement, Amendment No. 1, dated May 27, 1999)
         10.19*          -- UtiliCom Networks, Inc. Note and Warrant Purchase
                            Agreement dated December 15, 1998. (filed as Exhibit
                            10.19 to the Equity Registration Statement, Amendment No.
                            3, dated July 12, 1999)
         10.20*          -- Consolidated IRU Agreement by and among IXC Carrier,
                            Inc., Vyvx, Inc. and The WilTech Group, dated December 9,
                            1998 and Amendment No. 4, dated December 22, 1998 (filed
                            as Exhibit 10.20 to the Equity Registration Statement,
                            Amendment No. 2, dated July 6, 1999)
         10.21*          -- Stock Purchase Agreement for CNG Computer Networking
                            Group Inc. by and among The Sellers (1310038 Ontario
                            Inc., George Johnston, Hayden Marcus, The H. Marcus
                            Family Trust and Gary White), WilTel Communications
                            (Canada), Inc. and Williams Communications Solutions,
                            LLC, dated October 13, 1998 (filed as Exhibit 10.21 to
                            the Equity Registration Statement, Amendment No. 6, dated
                            August 18, 1999)
         10.22*          -- Preferred Stock Purchase by and among UniDial Holdings,
                            Inc. and Williams Communications, Inc., dated October 2,
                            1998 (filed as Exhibit 10.22 to the Equity Registration
                            Statement, Amendment No. 6, dated August 18, 1999)
         10.23*          -- Amended and Restated Lease between State Street Bank &
                            Trust Co. of Connecticut, National Association, as
                            Lessor, and Williams Communications, Inc., as Lessee, as
                            of September 2, 1998 (filed as Exhibit 10.23 to the
                            Equity Registration Statement, Amendment No. 3, dated
                            July 12, 1999)
         10.24*          -- Amended and Restated Participation Agreement dated as of
                            September 2, 1998, among Williams Communications, Inc.;
                            State Street Bank & Trust Company of Conn., National
                            Association, as Trustee; Note Holders and Certificate
                            holders; APA Purchasers; State Street Bank & Trust Co.,
                            as Collateral Agent; and Citibank, N.A., as agent, with
                            Citibank, N.A. and Bank of Montreal as Co-Arrangers;
                            Royal Bank of Canada, as Documentation Agent; and Bank of
                            America, The Chase Manhattan Bank and Toronto Dominion,
                            as Managing Agents (filed as Exhibit 10.24 to the Equity
                            Registration, Amendment No. 1, dated May 27, 1999)
         10.25*          -- Capacity Purchase Agreement between Williams
                            Communications, Inc. and Intermedia Communications, Inc.,
                            dated January 5, 1998 and Amendment dated August 5, 1998
                            (filed as Exhibit 10.25 to the Equity Registration
                            Statement, Amendment No. 6, dated August 18, 1999)
         10.26*          -- Settlement and Release Agreement by and between WorldCom
                            Network Services, Inc. and Williams Communications, Inc.,
                            dated July 1, 1998 (filed as Exhibit 10.26 to the Equity
                            Registration Statement, Amendment No. 6, dated August 18,
                            1999)
         10.27*          -- Umbrella Agreement by and between DownTown Utilities Pty
                            Limited, WilTel Communications Pty Limited, Spectrum
                            Network Systems Limited, CitiPower Pty, Energy Australia,
                            South East Queensland Electricity Corporation Limited,
                            Williams Holdings of Delaware Inc. and Williams
                            International Services Company, dated June 19, 1998
                            (filed as Exhibit 10.27 to the Equity Registration
                            Statement, Amendment No. 1, dated May 27, 1999)
         10.28*          -- Carrier Services Agreement between Vyvx, Inc. and U S
                            WEST Communications, Inc., dated January 5, 1998, and
                            Amendment No. 1, dated June 14, 1999 (filed as Exhibit
                            10.28 to the Equity Registration Statement, Amendment No.
                            1, dated May 27, 1999)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.29*          -- Distributorship Agreement by and between Northern Telecom
                            Limited and WilTel Communications, L.L.C., dated January
                            1, 1998 (filed as Exhibit 10.29 to the Equity
                            Registration Statement, Amendment No. 6, dated August 18,
                            1999)
         10.30*          -- Common Stock and Warrant Purchase Agreement by and among
                            Concentric Network Corporation and Williams
                            Communications Group, Inc., dated July 25, 1997 (filed as
                            Exhibit 10.30 to the Equity Registration, Amendment No.
                            1, dated May 27, 1999)
         10.31*          -- Note and Warrant Purchase Agreement by and among
                            Concentric Network Corporation and Williams
                            Communications Group, Inc., dated June 19, 1997 (filed as
                            Exhibit 10.31 to the Equity Registration Statement,
                            Amendment No. 3, dated July 12, 1999)
         10.32*          -- Limited Liability Company Agreement of WilTel
                            Communications, LLC, by and between Williams
                            Communication Group, Inc. and Northern Telecom, Inc.,
                            dated April 30, 1997 (filed as Exhibit 10.32 to the
                            Equity Registration Statement, Amendment No. 6, dated
                            August 18, 1999)
         10.33*          -- Share Purchase Agreement for TTS Meridian Systems Inc. by
                            and among Northern Telecom Limited, WilTel
                            Communications, LLC and 1228966 Ontario Inc., dated April
                            30, 1997 (filed as Exhibit 10.33 to the Equity
                            Registration Statement, Amendment No. 6 dated August 18,
                            1999)
         10.34*          -- Formation Agreement by and between Northern Telecom, Inc.
                            and Williams Communications Group, Inc., dated April 1,
                            1997 (filed as Exhibit 10.34 to the Equity Registration
                            Statement, Amendment No. 6, dated August 18, 1999)
         10.35*          -- Purchase Agreement among ABC Industria e Comercio
                            S.A.-ABC INCO, Lightel S.A. Tecnologia da Informacao,
                            Algar S.A.-Empreendimentos e Participacoes and Williams
                            International Telecom Limited, dated January 21, 1997
                            (filed as Exhibit 10.35 to the Equity Registration
                            Statement, Amendment No. 1, dated May 27, 1999)
         10.36*          -- Subscription and Shareholders Agreement among Lightel
                            S.A. Tecnologia da Informacao, Algar S.A.-Empreendimentos
                            e Participacoes and Williams International Telecom
                            Limited, dated January 21, 1997 (filed as Exhibit 10.36
                            to the Equity Registration Statement, Amendment 1, dated
                            May 27, 1999)
         10.37*          -- Sublease Agreement as of June 1, 1996, by and between
                            Transcontinental Gas Pipeline Company and Williams
                            Telecommunications Systems, Inc. (filed as Exhibit 10.37
                            to the Equity Registration Statement, Amendment No. 1,
                            dated May 27, 1999)
         10.38*          -- System Use and Service Agreement between WilTel, Inc. and
                            Vyvx, Inc. effective as of January 1, 1994 (filed as
                            Exhibit 10.38 to the Equity Registration Statement,
                            Amendment No. 1, dated May 27, 1999)
         10.39*          -- Administrative Services Agreement dated September 30,
                            1999 between the Company and its Subsidiaries as
                            identified therein and The Williams Companies, Inc.
                            ("TWC") and its Subsidiaries as identified therein (filed
                            as Exhibit 10.1 to the October 1999 8-K)
         10.40*          -- Service Agreement September 30, 1999 between Williams
                            Information Services Corporation ("WISC") and the Company
                            (filed as Exhibit 10.2 to the October 1999 8-K)
         10.41*          -- Tax Sharing Agreement dated September 30, 1999 between
                            TWC and the Company (filed as Exhibit 10.3 to the October
                            1999 8-K)
         10.42*          -- Indemnification Agreement dated September 1, 1999 between
                            TWC and the Company (filed as Exhibit 10.4 to the October
                            1999 8-K)
         10.43*          -- Rights Agreement (filed as Exhibit 10.5 to the October
                            1999 8-K)
         10.44*          -- Registration Rights Agreement dated September 30, 1999
                            between TWC and the Company (filed as Exhibit 10.6 to the
                            October 1999 8-K)
         10.45*          -- Separation Agreement dated September 30, 1999 between TWC and the (filed as Exhibit 10.7 to the October 1999 8-K)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.46*          -- Call option agreement by and among Williams Holdings of
                            Delaware, Inc., Williams International Company, Williams
                            International Telecom Limited, and Williams
                            Communications Group, Inc. dated May 27, 1999 (filed as
                            Exhibit 10.46 to the Equity Registration Statement,
                            Amendment No. 1, dated May 27, 1999)
         10.47*          -- Cross License Agreement dated September 30, 1999 between
                            WISC, TWC and the Company (filed as Exhibit 10.8 to the
                            October 1999 8-K)
         10.48*          -- Technical, Management and Administrative Service
                            Agreement dated May 27, 1999 between Williams
                            International Company and the Company (filed as Exhibit
                            10.9 to the October 1999 8-K)
         10.49*          -- The Williams Companies, Inc. 1996 Stock Plan (filed as
                            Exhibit 10.49 to the Equity Registration Statement,
                            Amendment No. 1, dated May 27, 1999)
         10.50*          -- The Williams Companies, Inc. Stock Plan for Nonofficer
                            Employees (filed as Exhibit 10.50 to the Equity
                            Registration Statement, Amendment No. 1, dated May 27,
                            1999)
         10.51*          -- Williams Communications Stock Plan (filed as Exhibit
                            10.51 to the Equity Registration Statement, Amendment No.
                            1, dated May 27, 1999)
         10.52*          -- Williams Communications Group, Inc. 1999 Stock Plan
                            (filed as Exhibit 10.52 to the Equity Registration
                            Statement, Amendment No. 3, dated July 12, 1999)
         10.53*          -- Williams Pension Plan (filed as Exhibit 10.53 to the
                            Equity Registration Statement, Amendment No. 1, dated May
                            27, 1999)
         10.54*          -- Solutions LLC Pension Plan (filed as Exhibit 10.54 to the
                            Equity Registration Statement, Amendment No. 1, dated May
                            27, 1999)
         10.55*          -- Williams Communications Change in Control Severance Plan
                            (filed as Exhibit 10.55 to the Equity Registration
                            Statement, Amendment No. 3, dated July 12, 1999)
         10.56*          -- Stock Purchase Agreement by and between Williams
                            Communications, Inc. Conferencing Acquisition Corporation
                            and Genesys, S.A. dated as of June 30, 1999 (filed as
                            Exhibit 10.56 to the Equity Registration Statement,
                            Amendment No. 6, dated August 18, 1999)
         10.57*          -- Loan agreement dated as of September 8, 1999 between
                            Williams Communications, Inc. and The Williams Companies,
                            Inc. (filed as Exhibit 10.57 to the Equity Registration
                            Statement, Amendment No. 8, dated September 29, 1999)
         10.58*          -- Williams Communications, Inc. Senior Credit Facilities
                            Commitment Letter, dated June 2, 1999. (filed as Exhibit
                            10.58 to the Equity Registration Statement, Amendment No.
                            4, July 14, 1999)
         10.59*          -- Form of indenture governing notes (filed as Exhibit 10.59 the Equity Registration Statement, Amendment No. 8, dated
                            September 29, 1999)
         10.60*          -- Credit Agreement dated as of September 8, 1999 among
                            Williams Communications, Inc., Williams Communications
                            Group, Inc., the Lenders party thereto, Bank of America,
                            N.A. as Administrative Agent, and The Chase Manhattan
                            Bank as Syndication Agent (filed as Exhibit 10.60 to the
                            Equity Registration Statement, Amendment No. 8, dated
                            September 29, 1999)
         10.61*          -- Intercreditor Agreement dated as of September 8, 1999
                            among The Williams Companies, Inc., Williams
                            Communications Group, Inc., Williams Communications, Inc.
                            and Bank of America, N.A. as Administrative Agent (filed
                            as Exhibit 10.61 the Equity Registration Statement,
                            Amendment No. 8, dated September 29, 1999)
         10.62*          -- Subsidiary Guarantee dated as of September 8, 1999 of
                            each of Critical Connections, Inc., WCS Communications
                            Systems, Inc., WCS Microwave Services, Inc., WCS, Inc.,
                            Williams Communications of Virginia, Inc., Williams
                            International Ventures Company, Williams Learning
                            Network, Inc., Williams Local Network, Inc. and Williams
                            Wireless, Inc., in favor of Bank of America, N.A. as
                            Administrative Agent (filed as Exhibit 10.62 to the
                            Equity Registration Statement, Amendment No. 8, dated
                            September 29, 1999)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.63*          -- Loan Agreement dated as of September 8, 1999 among
                            Williams Communications Group, Inc., as Borrower, Merrill
                            Lynch Capital Corporation, as Administrative Agent, and
                            The Other Financial Institutions Party Thereto, Merrill
                            Lynch, Pierce, Fenner & Smith Incorporated, as Lead
                            Arranger, Syndication Agent and Book Manager, Lehman
                            Commercial Paper Inc., as Co-Documentation Agent, and
                            Citicorp North America, Inc. a Co-Documentation Agent
                            (filed as Exhibit 10.63 to the Equity Registration
                            Statement, Amendment No. 8, dated September 29, 1999)
         10.64*          -- Securities Purchase Agreement Amendment and Addendum
                            dated as of September 24, 1999, among Williams
                            Communications Group, Inc., The Williams Companies, Inc.
                            and SBC Communications, Inc. (filed as Exhibit 10.64 to
                            the Equity Registration Statement, Amendment No. 8, dated
                            September 29, 1999)
         12              -- Statement re: Computation of Ratios
         20              -- Definitive Proxy Statement of Williams Communications
                            Group, Inc. for 2000 (as filed with the Commission on
                            March 27, 2000)
         21              -- Subsidiaries of the registrant
         23              -- Consent of Ernst & Young LLP
         24              -- Power of Attorney
         27.1            -- Financial Data Schedule -- December 31, 1999
         27.2            -- Restated Financial Data Schedule -- December 31, 1998
         27.3            -- Restated Financial Data Schedule -- December 31, 1997
         99*             -- Copy of the Company's News Release, dated October 1,
                            1999, publicly announcing the information reported herein
                            (filed as Exhibit 99.1 to the October 1999 8-K)

---------------

 * Previously filed with the Securities and Exchange Commission as part of the filing indicated, and incorporated herein by reference.

(b) On October 18, 1999, Williams Communications filed a Current Report on Form 8-K to report that it had closed an initial public offering to sell a minority interest in the company to the public.

(d) The financial statements of partially-owned companies are not presented herein since none of them individually, or in the aggregate, constitute a significant subsidiary.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (DOLLARS IN THOUSANDS)

STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             ---------   ---------   --------
Interest accrued...........................................  $ (52,630)  $      --   $     --
Intercompany interest income...............................     52,630          --         --
                                                             ---------   ---------   --------
Income before equity in net loss of wholly-owned
  subsidiary...............................................         --          --         --
Equity in net loss of wholly-owned subsidiary..............   (359,701)   (185,729)   (30,043)
                                                             ---------   ---------   --------
Net loss...................................................  $(359,701)  $(185,729)  $(30,043)
                                                             =========   =========   ========

BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
ASSETS
  Current assets............................................  $       --   $       --
  Investments:
     Equity in wholly-owned subsidiary......................    (551,962)    (292,189)
     Receivable from wholly-owned subsidiary................   4,649,333    1,299,871
  Unamortized debt issuance costs...........................      55,259           --
                                                              ----------   ----------
          Total assets......................................  $4,152,630   $1,007,682
                                                              ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES-
     Interest accrued.......................................  $   51,147   $       --
  Long-term debt (Note 2)...................................   1,988,883           --
  STOCKHOLDERS' EQUITY:
     Class A common stock...................................         682           --
     Class B common stock...................................       3,954        3,954
     Capital in excess of par value.........................   2,659,927    1,295,918
     Accumulated deficit....................................    (676,861)    (316,896)
     Accumulated other comprehensive income (loss)..........     124,898       24,706
                                                              ----------   ----------
          Total stockholders' equity........................   2,112,600    1,007,682
                                                              ----------   ----------
          Total liabilities and stockholders' equity........  $4,152,630   $1,007,682
                                                              ==========   ==========

STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                           -----------------------------------
                                                              1999         1998        1997
                                                           -----------   ---------   ---------
Net cash provided by operating activities................  $        --   $      --   $      --
Financing Activities
  Change in receivable from wholly-owned subsidiary......   (3,491,517)   (299,493)   (366,130)
  Proceeds from long-term debt...........................    1,988,735          --          --
  Debt issuance costs....................................      (56,593)         --          --
  Proceeds from issuance of common stock.................    1,468,085          --          --
  Capital contributions from parent......................       91,290     299,493     366,130
                                                           -----------   ---------   ---------
                                                                    --          --          --
                                                           -----------   ---------   ---------
Increase in cash and cash equivalents....................           --          --          --
Cash and cash equivalents at beginning of period.........           --          --          --
                                                           -----------   ---------   ---------
Cash and cash equivalents at end of period...............  $        --   $      --   $      --
                                                           ===========   =========   =========

                WILLIAMS COMMUNICATIONS GROUP, INC. -- (PARENT)

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     Williams Communications Group, Inc. -- (Parent) ("WCG (Parent)") owns 100% of the equity of its operating subsidiary, Williams Communications, Inc. ("WCI"). In WCG (Parent)'s financial statements, WCG (Parent)'s investment in the equity of wholly-owned subsidiary is stated at cost plus equity in undistributed losses of WCI since the date of acquisition. WCG (Parent)'s share of net loss of its wholly-owned unconsolidated subsidiary is included in consolidated net loss using the equity method. WCG (Parent) financial statements should be read in conjunction with Williams Communications Group, Inc.'s consolidated financial statements.

2. RECEIVABLE FROM WHOLLY-OWNED SUBSIDIARY

     WCG's receivable from WCI consists of an eight-year promissory note entered into on November 1, 1999. The note consists of $2.0 billion of interest-bearing advances to WCI which bear interest at a rate equal to WCG's senior redeemable notes described below and $2.6 billion of non-interest bearing advances to WCI.

3. LONG-TERM DEBT

     Long-term debt as of December 31 consists of the following:

                                                             DECEMBER 31,
                                                          ------------------
                                                             1999      1998
                                                          ----------   -----
                                                            (IN THOUSANDS)
10.875% Senior redeemable notes, due October 1, 2009
  (less unamortized discount of $11,117,000)............  $1,488,883   $  --
10.7% Senior redeemable notes, due October 1, 2007......     500,000      --
                                                          ----------   -----
Long-term debt..........................................  $1,988,883   $  --
                                                          ==========   =====

4. GUARANTEE

     In September 1999, WCI entered into a $1.05 billion long-term credit facility with various banks. WCG (Parent) is a guarantor under this long-term credit facility. As of December 31, 1999 there were no borrowings outstanding under this facility. The long-term credit facility restricts WCI's ability to transfer funds and pay dividends to WCG (Parent). However, these restrictions allow WCI to transfer funds to WCG (Parent) for regularly scheduled interest payments with respect to the senior redeemable notes, as well as certain other payments as outlined in the long-term credit facility agreement. The long-term credit facility expires in September 2006.

5. DIVIDENDS FROM SUBSIDIARY

     WCG (Parent) did not receive any cash dividends for the years ended December 31, 1999 and 1998 from its subsidiary, WCI.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

              SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS(a)
                             (DOLLARS IN THOUSANDS)

                                                           ADDITIONS
                                                      -------------------
                                                      CHARGED TO
                                          BEGINNING   COSTS AND
                                           BALANCE     EXPENSES    OTHER    DEDUCTIONS(b)   ENDING BALANCE
                                          ---------   ----------   ------   -------------   --------------
Allowance for doubtful accounts:
  1999..................................   $23,576     $28,390     $   --      $ 7,410         $44,556
  1998..................................    12,787      21,591         --       10,802          23,576
  1997..................................     4,950       7,837      7,799(c)      7,799         12,787

---------------

(a) Deducted from related assets.

(b) Represents balances written off, net of recoveries and reclassifications.

(c) Primarily relates to acquisitions of businesses.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WILLIAMS COMMUNICATIONS GROUP, INC.
                                            (Registrant)

                                            By:    /s/ SHAWNA L. GEHRES
                                              ----------------------------------
                                                       Shawna L. Gehres
                                                       Attorney-in-fact

Dated: March 27, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                      SIGNATURE                        TITLE
                      ---------                        -----

                /s/ KEITH E. BAILEY*                   Chairman of the Board
-----------------------------------------------------
                   Keith E. Bailey

                /s/ HOWARD E. JANZEN*                  President and Chief Executive Officer
-----------------------------------------------------  (principal executive officer)
                  Howard E. Janzen

               /s/ SCOTT E. SCHUBERT*                  Chief Financial Officer
-----------------------------------------------------  (principal financial and accounting officer)
                  Scott E. Schubert

             /s/ JOHN C. BUMGARNER, JR.*               Director
-----------------------------------------------------
               John C. Bumgarner, Jr.

                 /s/ J. CLIFF EASON*                   Director
-----------------------------------------------------
                   J. Cliff Eason

               /s/ JAMES R. HERBSTER*                  Director
-----------------------------------------------------
                  James R. Herbster

               /s/ MICHAEL P. JOHNSON*                 Director
-----------------------------------------------------
                 Michael P. Johnson

                /s/ STEVEN J. MALCOM*                  Director
-----------------------------------------------------
                  Steven J. Malcom

                /s/ JACK D. MCCARTHY*                  Director
-----------------------------------------------------
                  Jack D. McCarthy

               /s/ H. BRIAN THOMPSON*                  Director
-----------------------------------------------------
                  H. Brian Thompson

                      SIGNATURE                        TITLE
                      ---------                        -----

              /s/ CUBA WADLINGTON, JR.*                Director
-----------------------------------------------------
                Cuba Wadlington, Jr.

                 /s/ ROY A. WILKENS*                   Director
-----------------------------------------------------
                   Roy A. Wilkens

              *By: /s/ SHAWNA L. GEHRES
  ------------------------------------------------
                  Shawna L. Gehres
                  Attorney-in-fact

Dated: March 27, 2000

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         12              -- Statement re: Computation of Ratios
         20              -- Definitive Proxy Statement of Williams Communications
                            Group, Inc. for 2000 (as filed with the Commission on
                            March 27, 2000)
         21              -- Subsidiaries of the registrant
         23              -- Consent of Ernst & Young LLP
         24              -- Power of Attorney
         27.1            -- Financial Data Schedule -- December 31, 1999
         27.2            -- Restated Financial Data Schedule -- December 31, 1998
         27.3            -- Restated Financial Data Schedule -- December 31, 1997