Form 10-Q
period 2000-03-31
WILLIAMS COMMUNICATIONS GROUP INC
filed 2000-05-12
CIK 1044583

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 1O-Q

(Mark One)
    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

    [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM     TO


                           COMMISSION FILE NO. 1-15343


                       WILLIAMS COMMUNICATIONS GROUP, INC.
             (Exact name of registrant as specified in its charter)


        DELAWARE                                               73-1462856
(State of Incorporation)                                      (IRS Employer
                                                          Identification Number)


            ONE WILLIAMS CENTER                                   74172
              TULSA, OKLAHOMA                                  (Zip Code)
(Address of principal executive offices)

                  Registrant's Telephone Number: (918) 573-2000

                                   NO CHANGE
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (I) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


                CLASS                              OUTSTANDING AT APRIL 28, 2000
CLASS A Common Stock, $0.01 par value                     68,204,524 Shares
CLASS B Common Stock, $0.01 par value                    395,434,965 Shares


================================================================================

                                     INDEX

PART I. FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS                                                                                       PAGE
                                                                                                                       ----
     Consolidated Statements of Operations for the Three Months Ended March 31,
       2000 and 1999...............................................................................................      2
     Consolidated Balance Sheets as of  March 31, 2000 and December 31, 1999.......................................      3
     Consolidated Statements of Cash Flows for the Three Months Ended March 31,
       2000 and 1999...............................................................................................      4
     Notes to Consolidated Financial Statements....................................................................      5
   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
     OPERATIONS....................................................................................................     11
   ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................................     17

PART II. OTHER INFORMATION

   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..............................................................     18
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................................................................     18

         Certain matters discussed in this report, excluding historical information, include forward-looking statements - statements that discuss Williams Communications Group, Inc.'s expected future results based on current and pending business operations. Williams Communications Group, Inc. makes these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

         Forward-looking statements can be identified by words such as "anticipates," "believes," "expects," "planned," "scheduled" or similar expressions. Although Williams Communications Group, Inc. believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to numerous assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in the document. Additional information about issues that could lead to material changes in performance is contained in Williams Communications Group, Inc.'s 1999 Form 10-K.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED MARCH 31,
                                                             ----------------------------
                                                                2000           1999
                                                             ----------     ------------
                                                      (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
Revenues (Note 2)                                             $ 533,388      $ 502,161
Operating expenses:
    Cost of sales (Note 2)                                      466,188        389,747
    Selling, general and administrative                         141,123        122,718
    Provision for doubtful accounts                               4,668          8,437
    Depreciation and amortization                                45,436         29,678
    Other                                                          (166)           301
                                                              ---------      ---------
        Total operating expenses                                657,249        550,881
                                                              ---------      ---------
Loss from operations (Note 2)                                  (123,861)       (48,720)
Interest accrued                                                (79,973)       (10,536)
Interest capitalized                                             28,444          4,135
Investing income:
    Interest and other                                           26,744          1,025
    Equity losses                                                (3,067)       (10,159)
    Income from investments (Note 3)                             51,722             --
Minority interest in loss of consolidated subsidiaries           12,735          5,836
Other income (loss), net                                              8           (174)
                                                              ---------      ---------
Loss before income taxes and cumulative effect of
    change in accounting principle                              (87,248)       (58,593)
Provision for income taxes (Note 4)                              (8,991)       (17,448)
                                                              ---------      ---------
Loss before cumulative effect of change in accounting
    principle                                                   (96,239)       (76,041)
Cumulative effect of change in accounting principle
    (Note 5)                                                    (25,377)            --
                                                              ---------      ---------
Net loss                                                      $(121,616)     $ (76,041)
                                                              =========      =========

Basic and diluted loss per share (Note 6):
    Loss before cumulative effect of change in accounting
        principle                                             $   (0.21)     $   (0.19)
    Cumulative effect of change in accounting principle           (0.05)            --
                                                              ---------      ---------
    Net loss                                                  $   (0.26)     $   (0.19)
                                                              =========      =========

    Weighted average shares outstanding                         463,626        395,435


                            See accompanying notes.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                         MARCH 31,       DECEMBER 31,
                                                                            2000             1999
                                                                        -----------      -----------
                                                                              (IN THOUSANDS)
ASSETS
Current assets:
    Cash and cash equivalents                                           $   361,990      $   494,301
    Short-term investments                                                  973,024        1,419,762
    Receivables less allowance of $53,321,000 ($44,556,000 in 1999)         541,723          599,713
    Costs (and estimated earnings in 1999) in excess of billings            143,079          166,738
    Inventories                                                              85,609           86,583
    Deferred income taxes                                                    38,714           39,507
    Other                                                                    33,813           23,967
                                                                        -----------      -----------
Total current assets                                                      2,177,952        2,830,571
Investments                                                               1,043,445          786,046
Property, plant and equipment, net of accumulated
    depreciation of $289,950,000 ($265,268,000 in 1999)                   2,720,814        2,149,463
Goodwill and other intangibles, net of accumulated
    amortization of $112,784,000 ($106,622,000 in 1999)                     351,123          358,809
Other assets and deferred charges                                           264,277          252,978
                                                                        -----------      -----------
Total assets                                                            $ 6,557,611      $ 6,377,867
                                                                        ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                    $   282,882      $   267,690
    Due to affiliates                                                        52,098           44,648
    Deferred income                                                         123,179          112,437
    Accrued liabilities                                                     521,126          491,937
    Billings in excess of costs (and estimated earnings in 1999)             54,971           50,712
    Long-term debt due within one year (Note 7):
        Affiliates                                                           20,797           14,404
        Other                                                                   393              261
                                                                        -----------      -----------
Total current liabilities                                                 1,055,446          982,089
Long-term debt (Note 7):
    Affiliates                                                              974,470          980,754
    Other                                                                 1,990,080        1,989,890
Deferred income taxes                                                       144,450          109,046
Other liabilities and deferred income (Note 3)                              254,490           81,988
Minority interest in consolidated subsidiaries                               84,417          121,500
Stockholders' equity:
    Class A common stock, $0.01 par value, 1 billion
    shares authorized, 68.2 million shares outstanding
    in 2000 and 1999                                                            682              682
    Class B common stock, $0.01 par value, 500 million shares
    authorized, 395.4 million shares outstanding in 2000 and 1999             3,954            3,954
    Capital in excess of par value                                        2,661,905        2,659,927
    Accumulated deficit                                                    (798,477)        (676,861)
    Accumulated other comprehensive income (Note 8)                         186,194          124,898
                                                                        -----------      -----------
Total stockholders' equity                                                2,054,258        2,112,600
                                                                        -----------      -----------
Total liabilities and stockholders' equity                              $ 6,557,611      $ 6,377,867
                                                                        ===========      ===========


                            See accompanying notes.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------
                                                               2000            1999
                                                             ---------      ---------
                                                                  (IN THOUSANDS)
OPERATING ACTIVITIES
Net loss                                                     $(121,616)     $ (76,041)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Change in accounting principle                                25,377             --
  Depreciation                                                  38,387         21,246
  Amortization of goodwill and other intangibles                 7,049          8,432
  Provision for deferred income taxes                            7,689         16,486
  Provision for doubtful accounts                                4,668          8,437
  Equity losses                                                  3,067         10,159
  Gain on sale of investments                                  (48,023)            --
  Minority interest in loss of consolidated subsidiaries       (12,735)        (5,836)
  Cash provided (used) by changes in:
     Receivables sold                                               --        (33,767)
     Receivables                                                (4,213)          (809)
     Costs (and estimated earnings in 1999)
       in excess of billings                                    23,659          9,194
     Inventories                                                   612         (5,910)
     Other current assets                                       (9,353)         7,897
     Accounts payable                                           26,583        (44,532)
     Current deferred income                                     2,736         15,051
     Accrued liabilities                                        50,678         (4,822)
     Billings in excess of costs (and estimated earnings
       in 1999)                                                  4,259         (4,384)
     Due to/from affiliates                                      7,450         29,521
     Long-term deferred income                                  61,142           (384)
     Other                                                     (12,115)        (3,873)
                                                             ---------      ---------
Net cash provided by (used in) operating activities             55,301        (53,935)
FINANCING ACTIVITIES
Proceeds from long-term debt                                       572        315,477
Payments on long-term debt                                        (410)          (175)
Proceeds from issuance of common stock, net of
   expenses                                                      1,978             --
Capital contributions from parent                                   --         57,020
Contribution to subsidiary from minority interest
    shareholders                                                    --         11,000
Changes in due to/from affiliates                                  109        204,334
Other                                                             (163)            --
                                                             ---------      ---------
Net cash provided by financing activities                        2,086        587,656
INVESTING ACTIVITIES
Property, plant and equipment:
  Capital expenditures                                        (661,086)      (228,332)
  Proceeds from sales and dark fiber transactions               12,524         40,804
Purchase of short-term investments                             (21,355)            --
Purchase of long-term investments                             (197,440)      (291,350)
Proceeds from sales of short-term investments                  468,093             --
Proceeds from sales of long-term investments                   204,772             --
Other                                                            4,794             --
                                                             ---------      ---------
Net cash used in investing activities                         (189,698)      (478,878)
                                                             ---------      ---------
Increase (decrease) in cash and cash equivalents              (132,311)        54,843
Cash and cash equivalents at beginning of period               494,301         42,004
                                                             ---------      ---------
Cash and cash equivalents at end of period                   $ 361,990      $  96,847
                                                             =========      =========


                            See accompanying notes.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. GENERAL

     The accompanying interim consolidated financial statements of Williams Communications Group, Inc. (WCG) do not include all notes in annual financial statements and therefore should be read in conjunction with the consolidated financial statements and notes thereto in WCG's Annual Report on Form 10-K. The accompanying financial statements have not been audited by independent auditors but include all normal recurring adjustments, which, in the opinion of WCG's management, are necessary to present fairly its financial position at March 31, 2000, and its results of operations and cash flows for the three months ended March 31, 2000 and 1999.


2. SEGMENT REVENUES AND LOSS

     During the first quarter 2000, WCG realigned its operating segments into four segments: Network, Broadband Media, Solutions and Strategic Investments. Network now also contains PowerTel Limited (PowerTel), a publicly traded telecommunications company in Australia, and various investments in network-related companies that were all previously reported in Strategic Investments. Broadband Media contains Vyvx Services and investments in broadband media communications companies that were all previously reported in Strategic Investments. Solutions now also contains Intersys, a data systems integration and professional development company in Mexico, that was previously reported in Strategic Investments. Strategic Investments includes certain domestic and international companies and investments. In addition, as a result of an assumption of investment management activities within the operating segments, the definition of segment profit or loss has been modified to include income or loss from investments resulting from the management of investments in equity instruments. Prior period information has been restated to conform to the current period presentation.

     WCG evaluates performance based upon segment profit or loss from operations which includes revenues from external and internal customers, equity earnings or losses, operating costs and expenses, depreciation and amortization, and income or loss from investments and excludes allocated charges from parent. Intercompany sales are generally accounted for as if the sales were to unaffiliated third parties, that is, at current market prices. The following table presents certain financial information concerning WCG's reportable segments.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

                                  (UNAUDITED)




                                                    BROADBAND                STRATEGIC
                                        NETWORK       MEDIA      SOLUTIONS  INVESTMENTS   ELIMINATIONS    TOTAL
                                       ---------    ---------    ---------  -----------   ------------  ---------
                                                                     (IN THOUSANDS)
THREE MONTHS ENDED MARCH 31, 2000
Revenues:
  External customers:
     Dark fiber                        $  19,854    $      --    $      --    $      --    $      --    $  19,854
     Capacity and other                   99,258       40,830           --           --           --      140,088
     New systems sales and upgrades           --           --      209,466           --           --      209,466
     Maintenance and customer
      service orders                          --           --      146,603           --           --      146,603
     Other                                    --           --       15,200           --           --       15,200
                                       ---------    ---------    ---------    ---------    ---------    ---------
  Total external customers               119,112       40,830      371,269           --           --      531,211
  Affiliates                               1,067           --        1,110           --           --        2,177
  Intercompany                            10,098           48          790           --      (10,936)          --
                                       ---------    ---------    ---------    ---------    ---------    ---------
Total segment revenues                 $ 130,277    $  40,878    $ 373,169    $      --    $ (10,936)   $ 533,388
                                       =========    =========    =========    =========    =========    =========
Costs of sales:
  Dark fiber                           $  13,386    $      --    $      --    $      --    $      --    $  13,386
  Capacity and other                     143,165       23,659           --            4           --      166,828
  New systems sales and upgrades              --           --      162,098           --           --      162,098
  Maintenance and customer service
      orders                                  --           --       80,670           --           --       80,670
  Indirect operating and maintenance          --           --       43,206           --           --       43,206
  Intercompany                                48        8,523        2,365           --      (10,936)          --
                                       ---------    ---------    ---------    ---------    ---------    ---------
Total cost of sales                    $ 156,599    $  32,182    $ 288,339    $       4    $ (10,936)   $ 466,188
                                       =========    =========    =========    =========    =========    =========

Segment loss:
  Loss from operations                 $ (91,978)   $  (5,797)   $ (24,730)   $  (1,356)   $      --    $(123,861)
  Equity earnings (losses)                   360         (660)          --       (2,767)          --       (3,067)
  Income from investments                 31,523           --           --       20,199           --       51,722
  Add back - allocated charges from
    parent                                 1,772          413        2,582          147           --        4,914
                                       ---------    ---------    ---------    ---------    ---------    ---------
Total segment profit (loss)            $ (58,323)   $  (6,044)   $ (22,148)   $  16,223    $      --    $ (70,292)
                                       =========    =========    =========    =========    =========    =========
Depreciation and amortization          $  24,824    $   6,857    $  13,694    $      61    $      --    $  45,436

                      WILLIAMS COMMUNICATIONS GROUP, INC.

                                  (UNAUDITED)



                                                       BROADBAND                     STRATEGIC
                                         NETWORK         MEDIA        SOLUTIONS     INVESTMENTS   ELIMINATIONS       TOTAL
                                       -----------    -----------    -----------    -----------    -----------    -----------
                                                                           (IN THOUSANDS)
THREE MONTHS ENDED MARCH 31, 1999
Revenues:
  External customers:
     Dark fiber                        $    51,321     $       --      $      --    $        --    $        --    $    51,321
     Capacity and other                     53,673         38,626             --         14,671             --        106,970
     New systems sales and upgrades             --             --        193,610             --             --        193,610
     Maintenance and customer
      service orders                            --             --        137,720             --             --        137,720
     Other                                      --             --          7,896             --             --          7,896
                                       -----------    -----------    -----------    -----------    -----------    -----------
  Total external customers                 104,994         38,626        339,226         14,671             --        497,517
  Affiliates                                 3,400             --          1,244             --             --          4,644
  Intercompany                              11,640            761             --            239        (12,640)            --
                                       -----------    -----------    -----------    -----------    -----------    -----------
Total segment revenues                 $   120,034    $    39,387    $   340,470    $    14,910    $   (12,640)   $   502,161
                                       ===========    ===========    ===========    ===========    ===========    ===========
Costs of sales:
  Dark fiber                           $    40,804    $        --    $        --    $        --    $        --    $    40,804
  Capacity and other                        71,685         21,580             --          8,840             --        102,105
  New systems sales and upgrades                --             --        141,491             --             --        141,491
  Maintenance and customer service
    orders                                      --             --         73,566             --             --         73,566
  Indirect operating and maintenance            --             --         31,781             --             --         31,781
  Intercompany                                 133          8,714          2,458          1,335        (12,640)            --
                                       -----------    -----------    -----------    -----------    -----------    -----------
Total cost of sales                    $   112,622    $    30,294    $   249,296    $    10,175    $   (12,640)   $   389,747
                                       ===========    ===========    ===========    ===========    ===========    ===========

Segment loss:
  Loss from operations                 $   (23,341)   $    (7,885)   $   (11,196)   $    (6,298)     $      --    $   (48,720)
  Equity losses                                 --             --             --        (10,159)            --        (10,159)
  Add back - allocated charges from
    parent                                     764            293          2,109            184             --          3,350
                                       -----------    -----------    -----------    -----------    -----------    -----------
Total segment loss                     $   (22,577)   $    (7,592)   $    (9,087)   $   (16,273)     $      --    $   (55,529)
                                       ===========    ===========    ===========    ===========    ===========    ===========
Depreciation and amortization          $     7,490    $     8,877    $    10,740    $     2,571      $      --    $    29,678


                                              TOTAL ASSETS
                                        MARCH 31,    DECEMBER 31,
                                           2000          1999
                                       -----------   -----------
                                                (IN THOUSANDS)

Network                                $ 4,433,017   $ 4,079,803
Broadband Media                            287,849       347,959
Solutions                                1,272,667     1,537,630
Strategic Investments                      564,078       412,475
                                       -----------   -----------

  Total                                $ 6,557,611   $ 6,377,867
                                       ===========   ===========

                      WILLIAMS COMMUNICATIONS GROUP, INC.

                                  (UNAUDITED)

3. INCOME FROM INVESTMENTS

      In the first quarter 2000, income from investments included a gain of $31.5 million related to the sale of certain marketable equity securities, dividends received of $3.7 million and a $16.5 million gain related to the sale of part of WCG's interest in ATL-Algar Telecom Leste S.A. (ATL) to SBC Communications, Inc. (SBC), which became a related party in the first quarter 2000. The ATL gain resulted from a series of transactions during the first quarter 2000 in which WCG sold a portion of its investment in ATL, which had a carrying value of $30 million, for approximately $168 million in cash. WCG recognized a gain on the sale of $16.5 million and deferred a gain of approximately $121 million associated with $150 million of the proceeds which were subsequently advanced to ATL.

4.  PROVISION FOR INCOME TAXES

    The provision (benefit) for income taxes for the three months ended March 31, 2000 and 1999 includes:

                              THREE MONTHS ENDED MARCH 31,
                              ----------------------------
                                 2000            1999
                              ----------      ----------
                                    (IN THOUSANDS)
Current:
  Federal                     $      758      $       --
  State                               25              --
  Foreign                            519             962
                              ----------      ----------
                                   1,302             962
Deferred:
  Federal                          7,071          11,202
  State                            1,823           5,284
  Foreign                         (1,205)             --
                              ----------      ----------
                                   7,689          16,486
                              ----------      ----------
    Total provision           $    8,991      $   17,448
                              ==========      ==========

    The tax provisions for the three months ended March 31, 2000 and 1999 are significantly more than the benefit expected from applying the federal statutory rate to the pre-tax loss primarily due to a valuation allowance established for uncertainties arising from application of the tax sharing agreement with The Williams Companies, Inc. (Williams) that may affect the utilization of loss carryforwards as well as state income taxes and the impact of net foreign losses not deductible for U.S. tax purposes. For the three months ended March 31, 2000, these items are partially offset by a tax benefit from permanent basis differences on certain assets sold during the first quarter 2000.

5. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101),"Revenue Recognition in Financial Statements." Among other things, SAB 101 clarifies certain conditions regarding the culmination of an earnings process and customer acceptance requirements in order to recognize revenue. Historically, WCG's revenue recognition policy has been to recognize revenues on new systems sales and upgrades under the percentage of completion method. Revenues on the contracts were initially recognized upon delivery of equipment with the remaining revenues under the contract being recognized over the installation period based on the relationship of incurred labor to total estimated labor. In light of the new guidance issued in SAB 101, effective January 1, 2000, WCG has changed its method of accounting for new systems sales and upgrades from the percentage of completion method to the completed contract method. The provisions of SAB 101 permit WCG to treat this change in accounting principle as a cumulative effect adjustment consistent with rules issued under Accounting Principles Board Opinion No. 20. The cumulative effect of the accounting change resulted in a charge to 2000 operating results of $25.4 million (net of income tax benefits of $14.9 million and minority interest of $17.2 million). On a pro forma basis, assuming the completed contract method is applied retroactively, WCG's reported net loss for the first quarter 1999 would have been increased by $8.1 million, or $0.02 per share. WCG recognized $138.2 million of revenue in the first quarter 2000 that was included in the cumulative effect adjustment.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

6. LOSS PER SHARE

    For the periods presented, diluted loss per common share is the same as the basic calculation as the inclusion of any stock options and non-vested deferred shares outstanding would be antidilutive. For the three months ended March 31, 2000, stock options of 14.2 million shares and non-vested deferred shares of .4 million have been excluded from the computation of diluted loss per common share. Inclusion of these shares would be antidilutive. For the three months ended March 31, 1999, no stock awards were excluded from the computation of diluted loss per common share as WCG had not granted any WCG common stock awards during this period.

7. LONG-TERM DEBT

  Affiliates

    Long-term debt due to affiliates as of March 31, 2000 and December 31, 1999 consists of the following:


                                                 MARCH 31,       DECEMBER 31,
                                                    2000             1999
                                               ---------------   -------------
                                                         (IN THOUSANDS)
Williams note                                  $      988,110    $      988,110
Other                                                   7,157             7,048
                                               --------------    --------------
                                                      995,267           995,158
Less current maturities                               (20,797)          (14,404)
                                               --------------    --------------
Long-term debt                                 $      974,470    $      980,754
                                               ==============    ==============


    At March 31, 2000, the interest rate on outstanding borrowings from Williams was LIBOR plus 2.25%, or 8.18%. Of the total borrowings from Williams, $18.8 million has been classified as current at March 31, 2000, as quarterly principal payments begin July 1, 2000, with no less than $25 million payable in any fiscal year.

Third parties

    Long-term debt (excluding amounts due to affiliates) as of March 31, 2000 and December 31, 1999 consists of the following:


                                                             MARCH 31,      DECEMBER 31,
                                                              2000             1999
                                                           -----------      -----------
                                                                  (IN THOUSANDS)
10.875% Senior redeemable notes, due
   October 1, 2009, (less unamortized discount
   of $10,956,000 and  $11,117,000 for
   March 31, 2000 and December 31, 1999,
   respectively)                                           $ 1,489,044      $ 1,488,883
10.7% Senior redeemable notes, due October 1, 2007             500,000          500,000
Other                                                            1,429            1,268
                                                           -----------      -----------
                                                             1,990,473        1,990,151
Less current maturities                                           (393)            (261)
                                                           -----------      -----------
Long-term debt                                             $ 1,990,080      $ 1,989,890
                                                           ===========      ===========


    During the first quarter 2000, Williams was removed as a guarantor under the $1.05 billion credit facility.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

8. COMPREHENSIVE LOSS

    Comprehensive loss for the three months ended March 31, 2000 and 1999 is as follows:

                                                         THREE MONTHS ENDED MARCH 31,
                                                       ------------------------------
                                                          2000                1999
                                                       ------------      ------------
                                                               (IN THOUSANDS)

Net loss                                               $   (121,616)     $    (76,041)
 Other comprehensive income:
      Unrealized gains on securities                        140,575           114,657
      Less: reclassification adjustment for gains
           realized in net loss                             (31,523)               --
                                                       ------------      ------------
      Net unrealized gains                                  109,052           114,657
      Foreign currency translation adjustments               (5,335)          (23,194)
                                                       ------------      ------------
 Other comprehensive income before taxes                    103,717            91,463
  Income tax provision on other comprehensive
      income                                                (42,421)          (46,896)
                                                       ------------      ------------

Comprehensive loss                                     $    (60,320)     $    (31,474)
                                                       ============      ============

      During the first quarter 2000, WCG entered into a derivative instrument which will expire in various stages throughout the remainder of 2000 and is designed to hedge the exposure to changes in the price of its investment in certain marketable equity securities. Changes in the fair value of the hedged marketable equity security and the impact of its associated derivative instrument are reflected in accumulated other comprehensive income. The derivative instrument will impact realized gains or losses from the sale of the hedged marketable equity security.

9. CONTINGENCIES

      WCG and Williams Communications, Inc. (WCI), a wholly-owned operating subsidiary of WCG, are named as defendants in various putative nationwide class actions brought on behalf of all landowners on whose property the plaintiffs have alleged WCG installed fiber-optic cable without the permission of the landowner. WCG believes that installation of the cable containing the single fiber network that crosses over or near the putative class members' land does not infringe on their property rights. WCG also does not believe that the plaintiffs have sufficient basis for certification of a class action.

      It is likely that WCG will be subject to other putative class action suits challenging its railroad or pipeline rights of way. WCG cannot quantify the impact of all such claims at this time. Thus, WCG cannot be certain that the plaintiffs' purported class action or other purported class actions, if successful, will not have a material adverse effect.

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

10. RECENT ACCOUNTING STANDARDS

      The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard, as amended, will be effective for WCG beginning January 1, 2001. This standard requires that all derivatives be recognized as assets or liabilities in the balance sheet and that those instruments be measured at fair value. The effect of this standard on WCG's results of operations and financial position is being evaluated.

      The FASB issued Interpretation No. 43, "Real Estate Sales, an interpretation of SFAS No. 66," in June 1999. This interpretation considers dark fiber as integral equipment and accordingly title must transfer to a lessee in order for a lease transaction to be accounted for as a sales-type lease. After June 30, 1999, the effective date of FASB interpretation No. 43, sales-type lease accounting is not appropriate for indefeasable rights of use, or IRUs, since IRUs generally do not transfer title to the fibers under lease to the lessee. Therefore, these transactions will be accounted for as operating leases unless title to the fibers under lease transfers to the lessee or the agreement was entered into prior to June 3, 1999. The effect of this interpretation on the first quarter 2000 results was to decrease revenues by $3.7 million and increase net loss by $1.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The table below summarizes WCG's consolidated results from operations for the three months ended March 31, 2000 and 1999.


                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                               ----------------------------
                                                  2000              1999
                                               -----------      -----------
                                                      (IN THOUSANDS)
Revenues:
  Network                                      $   130,277      $   120,034
  Broadband Media                                   40,878           39,387
  Solutions                                        373,169          340,470
  Strategic Investments                                 --           14,910
  Eliminations                                     (10,936)         (12,640)
                                               -----------      -----------
     Total revenues                                533,388          502,161
Operating costs:
  Cost of sales                                    466,188          389,747
  Selling, general and administrative              141,123          122,718
  Provision for doubtful accounts                    4,668            8,437
  Depreciation and amortization                     45,436           29,678
  Other                                               (166)             301
                                               -----------      -----------
     Total operating expenses                      657,249          550,881
                                               -----------      -----------
Loss from operations                           $  (123,861)     $   (48,720)
                                               ===========      ===========


FIRST QUARTER 2000 COMPARED TO FIRST QUARTER 1999

  Consolidated results

    WCG experienced a net loss of $121.6 million for the three months ended March 31, 2000 compared to a net loss of $76.0 million for the same period in 1999, an increase of $45.6 million from the prior period. The increase in net loss included an increase in loss from operations of $75.1 million, an increase in net interest expense of $45.1 million and a cumulative effect of a change in accounting principle of $25.4 million. These increases to net loss were partially offset by an increase in investing income of $84.5 million, a change in minority interest results of $6.9 million and a decrease of $8.4 million to the tax provision.

    WCG's network unit accounted for $68.6 million of the increase in loss from operations, and WCG's solutions unit accounted for $13.5 million of the increase in loss from operations. WCG's broadband media unit's and strategic investments unit's loss from operations decreased by $2.1 million and $4.9 million, respectively.

   WCG's network unit

    The table below summarizes WCG's network unit's results from operations for the three months ended March 31, 2000 and 1999.


                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                               ----------------------------
                                                   2000            1999
                                               -----------      -----------
                                                     (IN THOUSANDS)
Revenues:
  Dark fiber                                   $    19,854      $    51,321
  Capacity and other                                91,903           42,131
  Intercompany                                      10,098           11,640
  Affiliates                                         1,067            3,400
  PowerTel                                           7,355           11,542
                                               -----------      -----------
     Total revenues                                130,277          120,034
Operating costs:
  Cost of sales                                    156,599          112,622
  Selling, general and administrative               40,541           23,220
  Provision for doubtful accounts                      324               10
  Depreciation and amortization                     24,824            7,490
  Other                                                (33)              33
                                               -----------      -----------
     Total operating expenses                      222,255          143,375
                                               -----------      -----------
Loss from operations                           $   (91,978)     $   (23,341)
                                               ===========      ===========
Equity earnings                                $       360      $        --
                                               ===========      ===========
Income from investments                        $    31,523      $        --
                                               ===========      ===========

    WCG's network unit's revenues increased $10.3 million, or 9%, to $130.3 million for the three months ended March 31, 2000 from $120.0 million for the same period in 1999. The increase in revenues is primarily due to a $30.1 million increase related to data services and a $17.6 million increase related to voice services provided to customers of the Williams network. This increase is partially offset by $31.5 million lower revenues from dark fiber leases from transactions entered into prior to June 30, 1999 and accordingly accounted for as sales-type leases and $4.2 million lower revenues from PowerTel. Revenues for PowerTel were higher in 1999 as a result of focusing efforts in the reseller services arena, as opposed to 2000 efforts, which are focused more in the area of developing and serving facilities-based carriers which typically yield higher margins.

    WCG's network unit's costs of sales increased $44.0 million, or 39%, to $156.6 million for the three months ended March 31, 2000 from $112.6 million for the same period in 1999. The increase in costs of sales is primarily due to a $36.6 million increase related to costs in support of the data and voice services revenue increase described above, $12.2 million of lease expense attributable to WCG's operating lease agreement covering a portion of WCG's fiber-optic network, $19.4 million of higher operating and maintenance expenses in anticipation of and support of future revenue streams and $3.2 million of higher ad valorem tax accruals, reflecting the increased asset base associated with the network build-out. These increases were partially offset by $27.4 million lower construction costs associated with the reduced level of dark fiber leases accounted for as sales-type leases.

    WCG's network unit's selling, general and administrative expenses increased $17.3 million, or 75%, to $40.5 million for the three months ended March 31, 2000 from $23.2 million for the same period in 1999 due primarily to an increase in the number of employees and the expansion of the infrastructure to support the network currently under construction.

    WCG's network unit's depreciation and amortization increased $17.3 million, or 231%, to $24.8 million for the three months ended March 31, 2000 from $7.5 million for the same period in 1999 as a result of placing an additional seven thousand route miles of fiber in operation since March 31, 1999.

    WCG's network unit's income from investments increased $31.5 million related to the sale of certain marketable equity securities in the first quarter 2000.

WCG's broadband media unit

     The table below summarizes WCG's broadband media unit's results from operations for the three months ended March 31, 2000 and 1999.


                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                               ----------------------------
                                                   2000            1999
                                               -----------      -----------
                                                      (IN THOUSANDS)
Revenues                                       $    40,878      $    39,387
Operating costs:
  Cost of sales                                     32,182           30,294
  Selling, general and administrative                7,644            7,852
  Provision for doubtful accounts                        6              249
  Depreciation and amortization                      6,857            8,877
  Other                                                (14)              --
                                               -----------      -----------
     Total operating expenses                       46,675           47,272
                                               -----------      -----------
Loss from operations                           $    (5,797)     $    (7,885)
                                               ===========      ===========
Equity losses                                  $      (660)     $        --
                                               ===========      ===========

    WCG's broadband media unit's revenues increased $1.5 million, or 4%, to $40.9 million for the three months ended March 31, 2000 from $39.4 million for the same period in 1999. The increase is primarily due to a $1.6 million increase in revenues from Vyvx Services due to increased news coverage for millennium and Year 2000 backup services, presidential campaigns and primaries, and increased sports coverage.

    WCG's broadband media unit's gross margin decreased to $8.7 million for the three months ended March 31, 2000 from $9.1 million for the same period in 1999. Costs of sales increased $1.9 million, or 6%, to $32.2 million for the three months ended March 31, 2000 from $30.3 million for the same period in 1999. The increase is primarily due to Vyvx Services' cost of sales, which reflect the costs associated with increased revenues and increased transponder costs.

    WCG's broadband media unit's selling, general and administrative expenses decreased $.3 million, or 3%, to $7.6 million for the three months ended March 31, 2000 from $7.9 million for the same period in 1999, reflecting little change in this area of business. WCG's broadband media unit's depreciation and amortization decreased $2.0 million, or 23%, to $6.9 million for the three months ended March 31, 2000 from $8.9 million for the same period in 1999.

  WCG's solutions unit

     The table below summarizes WCG's solutions unit's results from operations for the three months ended March 31, 2000 and 1999.


                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                              ------------------------------
                                                  2000              1999
                                              ------------      ------------
                                                      (IN THOUSANDS)
Revenues:
  New systems sales and upgrades              $    209,466      $    193,610
  Maintenance and customer service orders          146,603           137,720
  Other                                             15,200             7,896
  Affiliates                                         1,110             1,244
  Intercompany                                         790                --
                                              ------------      ------------
     Total revenues                                373,169           340,470
Operating costs:
  Cost of sales                                    288,339           249,296
  Selling, general and administrative               91,647            83,367
  Provision for doubtful accounts                    4,338             8,079
  Depreciation and amortization                     13,694            10,740
  Other                                               (119)              184
                                              ------------      ------------
     Total operating expenses                 $    397,899      $    351,666
                                              ------------      ------------
Loss from operations                          $    (24,730)     $    (11,196)
                                              ============      ============

    WCG's solutions unit's revenues increased $32.7 million, or 10%, to $373.2 million for the quarter ended March 31, 2000 from $340.5 million for the same period in 1999. The increased revenues were attributable to a $15.9 million increase in new systems sales and upgrades, a $8.9 million increase in maintenance and customer service orders and a $7.9 million increase in all other revenues. On a pro forma basis, revenues for the first quarter 1999 under the completed contract method would have decreased $28.6 million to $311.9 million. Accordingly, on a pro forma basis, revenues under the completed contract method would have increased $61.3 million to $373.2 million for the quarter ended March 31, 2000 from $311.9 million for the same period in 1999.

    WCG's solutions unit's cost of sales increased $39.0 million, or 16%, to $288.3 million for the three months ended March 31, 2000 from $249.3 million for the same period in 1999. WCG's solutions unit's gross margin decreased to $84.8 million for the three months ended March 31, 2000 from $91.2 million for the same period in 1999. On a pro forma basis, gross margin under the same completed contract method for the first quarter 1999 would have decreased $8.1 million to $83.1 million and gross margin a percentage of revenue would have been 26.6%. The decrease in pro forma gross margin as a percentage of revenue from 26.6% to 22.7% for the quarters ended March 31, 1999 and 2000, respectively, is due primarily to increased installation and service costs and competitive pressures.

    WCG's solutions unit's selling, general and administrative expenses increased $8.2 million, or 10%, to $91.6 million for the three months ended March 31, 2000 from $83.4 million for the same period in 1999. The increase in selling, general and administrative expenses is primarily due to a $.9 million increase related to payroll expense, a $1.3 million increase related to facility relocations, a $1.7 million increase related to branding advertising and a $6.1 million increase related to higher technological and infrastructure support costs associated with business integration issues and the implementation of new systems.

    WCG's solutions unit's provision for doubtful accounts decreased $3.8 million, or 46%, to $4.3 million for the three months ended March 31, 2000 from $8.1 million for the same period in 1999. The higher amounts for the quarter ended March 31, 1999 reflect adjustments for significant billing and collection issues experienced in the prior year.

    WCG's solutions unit's depreciation and amortization increased $3.0 million, or 28%, to $13.7 million for the three months ended March 31, 2000 from $10.7 million for the same period in 1999. The increase is attributable to depreciation on systems implemented in the third quarter 1999, furniture and fixtures depreciation due to facility upgrades and depreciation related to customer premise equipment.

  WCG's strategic investments unit

    The table below summarizes WCG's strategic investments unit's results from operations for the three months ended March 31, 2000 and 1999.


                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                          ------------------------------
                                              2000              1999
                                          ------------      ------------
                                                  (IN THOUSANDS)
Revenues                                  $         --      $     14,910
Operating costs:
  Cost of sales                                      4            10,175
  Selling, general and administrative            1,291             8,279
  Provision for doubtful accounts                   --                99
  Depreciation and amortization                     61             2,571
  Other                                             --                84
                                          ------------      ------------
     Total operating expenses                    1,356            21,208
                                          ------------      ------------
Loss from operations                      $     (1,356)     $     (6,298)
                                          ============      ------------
ATL and other equity losses               $     (2,767)     $    (10,159)
                                          ============      ============
Income from investments                   $     20,199      $         --
                                          ============      ============

    WCG's strategic investments unit's revenues decreased $14.9 million, or 100%, to zero for the three months ended March 31, 2000 from $14.9 million for the same period in 1999. The decrease in revenues is due primarily to a $13.2 million decrease of revenues as a result of the sale of the audio and video conferencing services and closed-circuit video broadcasting services businesses in the third quarter 1999. In addition, revenues decreased by $1.5 million following the sale of the remaining portion of the learning content business in the fourth quarter 1999 and by $.2 million as a result of the abandonment of the business involved in providing wireless remote monitoring and meter reading equipment and related services to industrial and commercial customers in the fourth quarter 1999.

    WCG's strategic investments unit's costs of sales decreased $10.2 million, or 100%, to $4 thousand for the three months ended March 31, 2000 from $10.2 million for the same period in 1999. This decrease is primarily due to a $9.0 million decrease of costs related to the audio and video conferencing services and closed-circuit video broadcasting services businesses and a $1.1 million decrease of costs related to the learning content business.

    WCG's strategic investments unit's selling, general and administrative expenses decreased $7.0 million, or 84%, to $1.3 million for the three months ended March 31, 2000 from $8.3 million for the same period in 1999 primarily due to a $5.9 million decrease related to the audio and video conferencing services and closed-circuit video broadcasting services businesses, a $1.5 million decrease related to the learning content business and a $.7 million decrease related to the business involved in providing wireless remote monitoring and meter reading equipment and related services to industrial and commercial customers. The costs incurred in 2000 represent costs associated with managing WCG's equity investments in this business unit.

    WCG's strategic investments unit's depreciation and amortization decreased $2.5 million, or 98%, to $.1 million for the three months ended March 31, 2000 from $2.6 million for the same period in 1999 primarily due to a $2.5 million decrease related to the audio and video conferencing services and closed-circuit video broadcasting services businesses.

    WCG's strategic investments unit's equity losses decreased $7.4 million, or 73%, to $2.8 million for the three months ended March 31, 2000 from $10.2 million for the same period in 1999 primarily due to lower losses from ATL operations. Additionally, WCG's decreased equity ownership of ATL contributed $1.7 million to the decrease in equity losses.

    WCG's strategic investments unit's income from investments increased $20.2 million related to dividends received of $3.7 million and a $16.5 million gain related to the sale of part of WCG's interest in ATL to SBC. The ATL gain resulted from a series of transactions during the first quarter 2000 in which WCG sold a portion of its investment in ATL, which had a carrying value of $30 million, for approximately $168 million in cash. WCG recognized a gain on the sale of $16.5 million and deferred a gain of approximately $121 million associated with $150 million of the proceeds which were subseqently advanced to ATL.

Consolidated non-operating items

    WCG's net interest expense for the three months ended March 31, 2000 increased $45.1 million from the same period in 1999 as a result of increased borrowings at higher interest rates to finance operations and capital expenditures, partially offset by increased interest capitalized related to assets under construction. WCG's total debt has increased $1.8 billion from March 31, 1999 to March 31, 2000, which reflects the $2.0 billion of high-yield public debt offering issued in connection with WCG's initial public offering in October 1999.

    WCG's interest and other investing income increased $25.7 million to $26.7 million for the three months ended March 31, 2000 from $1.0 million for the same period in 1999. This increase is due to interest earned on short-term investments, which were purchased with proceeds generated by the initial debt and equity offerings in October 1999.

    The change in minority interest increased $6.9 million for the three months ended March 31, 2000 compared to the same period in 1999 of which $5.5 million is attributable to the solutions unit and $1.4 million is attributable to PowerTel.

    WCG recorded a tax provision of $9.0 million for the three months ended March 31, 2000 compared to a $17.4 million provision for the same period in 1999, resulting in a decrease in the provision of $8.4 million. The decrease is due primarily to a tax benefit from permanent basis differences on certain assets sold during the first quarter 2000.

    The cumulative effect of a change in accounting principle of $25.4 million in 2000 results from Solutions' change in revenue recognition policy from the percentage of completion method to the completed contract method.

LIQUIDITY AND CAPITAL RESOURCES

  Cash sources

    WCG has approximately $1.3 billion in cash and short-term investments on hand as of March 31, 2000. Additionally, WCG has available, through WCI, its wholly-owned subsidiary, a $1.05 billion credit facility. As of March 31, 2000, there were no borrowings outstanding under this facility. When combined with the ability to monetize its marketable equity securities and the expected proceeds from dark fiber sales, WCG's capital availability exceeds $2.8 billion.

  Cash uses

    Capital expenditures - WCG's primary anticipated cash need is funding capital expenditures for its network unit including the purchase and deployment of fiber-optic cable, equipment costs, capitalized interest and other costs. WCG's network construction contracts typically cover all or a portion of a cable construction project. While WCG's network may use the same contractors on different projects, it has no long-term construction agreements. WCG's network has long-term equipment purchase contracts with Nortel, Sycamore and several other equipment vendors. WCG estimates that during the remainder of 2000, it will spend a total of approximately $2.3 billion in capital expenditures, including $2.1 billion on its network.

    Payments for wireless capacity - As of March 31, 2000, WCG had payments of approximately $215 million remaining on its $400 million commitment under an agreement with Winstar. The payments required during the remainder of 2000 will be approximately $75.6 million.

    Debt service payments - WCG estimates that during the remainder of 2000 it will pay approximately $240.3 million in interest, based on a weighted-average rate of interest of 10.8% on the notes and average LIBOR over this period of 6.2%. WCG also estimates that it will repay approximately $12.5 million in principal under its Williams note during this period.

    Lease payments under asset defeasance program - WCG expects that during the remainder of 2000 it will pay approximately $39.9 million in lease payments under the asset defeasance program.

    Other - Cash also will also be used to fund net operating deficits, for working capital and for other general corporate purposes.

    WCG believes that the cash and short-term investments on hand, borrowings under bank facilities, monetization of marketable equity securities, proceeds from grants of dark fiber rights and internally generated cash will be sufficient to satisfy anticipated cash requirements through the end of 2000.

    WCG is considering various business plans under which cash requirements could be between $4 and $5 billion over the course of the next five years. WCG's ability to implement the business plan and meet its projected growth is dependent upon its ability to secure additional financing in the future. In order to meet these levels of future cash requirements, WCG may issue additional debt or equity securities, secure additional credit facilities, sell or dispose of existing businesses or investments, or seek funds from other capital markets. There is no assurance that such financing will be available, if and when it is needed, or that such financing will be on terms acceptable to WCG.

    The forward-looking statements set forth above with respect to the estimated cash requirements relating to capital expenditures, WCG's ability to meet such cash requirements and its ability to service debt are based on certain assumptions as to future events. Important assumptions, which, if not met, could adversely affect WCG's ability to achieve satisfactory results, include: (a) there will be no significant delays with respect to WCG's network expansion; (b) WCG's contractors and partners will perform their obligations; and (c) WCG will increase traffic on its network.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

    WCG's interest rate risk exposure relates primarily to its short-term investments.

    Short-term investments of $973 million at March 31, 2000 consist primarily of short-term debt securities, such as commercial paper, asset-backed and corporate bonds, a mutual fund investing in short-term debt securities and money market instruments that are managed by financial institutions. WCG's investing income is subject to interest rate risk resulting from potential future increases in interest rates on comparable investment securities. To mitigate the impact of fluctuations in interest rates, WCG instructs the managing financial institutions to invest only in highly liquid instruments with short-term maturity dates. These investments were purchased with a portion of the proceeds from the debt and equity offerings in October 1999. The decrease in the short-term investments balance since December 31, 1999 is due primarily to WCG converting some investments to cash in order to fund the network build-out project.


EQUITY PRICE RISK

    Equity price risk primarily arises from investments in publicly traded telecommunications-related companies. These investments are carried at fair value and approximate six percent and five percent of WCG's total assets at March 31, 2000 and December 31, 1999, respectively. These investments do have the potential to impact WCG's financial position due to movements in the price of these equity securities. WCG historically has not utilized derivatives or other financial instruments to hedge the risk associated with the movement in the price of these equity securities. However, during the first quarter 2000, WCG entered into a derivative instrument which will expire in various stages throughout the remainder of 2000 and is designed to hedge the exposure to changes in the price of its investment in certain marketable equity securities. It is reasonably possible that the prices of the equity securities in WCG's marketable equity securities portfolio could experience a 30% increase or decrease in the near term. Assuming a 30 % increase or decrease in prices, the value of WCG's marketable equity securities portfolio at March 31, 2000, which is included in investments in the Consolidated Balance Sheet, would increase or decrease by approximately $102.0 million or $109.0 million, respectively.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    The effective date of WCG's registration statements relating to its initial public offering of Class A Common Stock and Senior Redeemable Notes, filed on Form S-1 under the Securities Act of 1933 (Nos. 333-76007 and 333-76877, respectively), was September 30, 1999. The managing underwriters for both securities were Salomon Smith Barney, Lehman Brothers and Merrill Lynch & Co.

    Under the equity offering, WCG registered 34,040,000 shares of Class A common stock (29,600,000 of which were issuable to the public and 4,440,000 of which were issuable only to the underwriters to cover over allotments). WCG sold the 29,600,000 shares of Class A common stock at $23.00 per share. The 4,440,000 over allotment shares were sold to the underwriters at $21.68 per share. Additionally, in separate private placements exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, SBC, Intel Corporation and Telefonos de Mexico S.A. de C.V. (Telmex) each purchased a portion of WCG's Class A common stock. SBC acquired 20,226,812 shares of Class A common stock for an investment of approximately $438.5 million; Intel Corporation invested $200 million to acquire 9,225,093 shares of Class A common stock; and Telmex invested $100 million to acquire 4,612,546 shares of Class A common stock. The sale of the shares of Class A common stock generated aggregate gross proceeds of approximately $1.52 billion for WCG. The aggregate net proceeds of the common stock were approximately $1.47 billion, after deducting underwriting discounts and commissions of $44.9 million and expenses of the offering of $7.9 million.

    Separate from the equity offering, WCG sold an aggregate of $2 billion of debt securities. The sale of the debt securities generated aggregate gross proceeds of $1.99 billion for WCG after a debt discount of $11.3 million. The aggregate net proceeds of the debt securities were approximately $1.94 billion, after deducting underwriting discounts and commissions of $50 million and expenses of the offering of $2.0 million.

    Of the net equity and debt proceeds, WCG has used approximately $2.27 billion of which $1.13 billion was used to repay borrowings under credit facilities. An additional $1.14 billion was used for capital expenditures, working capital and other general corporate purposes. The remaining $1.14 billion of the net proceeds are expected to be used primarily for capital expenditures related to the construction of the Williams network. The amounts actually expended for such purposes may vary significantly and will depend on a number of factors, including WCG's future revenues and cash generated by operations and other factors.

    An additional 36,000,000 shares of Class A common stock were registered on Form S-8 (No. 333-88339), and amendment thereto, effective October 1, 1999, which are issuable by WCG pursuant to the WCG 1999 Stock Plan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The exhibits listed below are filed as part of this report

             12    Computation of Ratio of Earnings to Fixed Charges
             27.1  Financial Data Schedule - Three Months Ended March 31, 2000
                   (EDGAR version only)
             27.2  Financial Data Schedule - Three Months Ended March 31, 1999
                   (EDGAR version only)

         (b) During the first quarter 2000, WCG filed a Form 8-K on March 6, 2000 which reported a significant event under Item 5 of the Form and included the exhibits required by Item 7 of the Form.

                                   SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     WILLIAMS COMMUNICATIONS GROUP, INC.
                                     -----------------------------------
                                     (Registrant)





                                     /s/ SCOTT E. SCHUBERT
                                     -----------------------------------
                                     Scott E. Schubert
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (Duly Authorized Officer and
                                     Principal Financial Officer)















May 12, 2000

                               INDEX TO EXHIBITS

Exhibit
Number             Description
------             -----------
 12                Computation of Ratio of Earnings to Fixed Charges
 27.1              Financial Data Schedule - Three Months Ended March 31, 2000
                   (EDGAR version only)
 27.2              Financial Data Schedule - Three Months Ended March 31, 1999
                   (EDGAR version only)