Form 10-K405/A
period 1999-12-31
WILLIAMS COMMUNICATIONS GROUP INC
filed 2000-06-16
CIK 1044583

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement prepared for the solicitation of proxies in connection with the Annual Meeting of Stockholders of Williams Communications Group, Inc. for 2000 are incorporated by reference in Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     Effective in the first quarter 2000, Williams Communications Group, Inc. realigned its operations into four business units. This Annual Report on Form 10-K/A amends and restates information previously reported in the Company's Annual Report on Form 10-K, filed on March 27, 2000, to reflect this realignment of business operations. Unless otherwise indicated, all information set forth herein is as of March 27, 2000.

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

     In 1985, The Williams Companies, Inc. ("TWC") entered the communications business by pioneering the placement of fiber-optic cables in pipelines no longer in use. TWC also pioneered the strategy of providing services solely to other communications providers. By 1989, through a combination of construction projects and acquisitions, TWC had completed the fourth nationwide digital fiber-optic network, consisting of approximately 9,700 miles. By 1994, WilTel, TWC's communications subsidiary, was one of the top four providers of high capacity data services, one of the top five providers of long distance voice services, and the first provider to offer nationwide frame relay transmission capacity. In January 1995, TWC sold the WilTel network business to LDDS Communications (now WorldCom). TWC excluded from the sale an approximately 9,700 route mile single fiber network comprised of a single fiber-optic strand and associated equipment along the original nationwide network, WilTel's telecommunications equipment distribution business and Vyvx Services. In January 1998, TWC reentered the communications network business, announcing its plans to develop the Williams network.

     Until the closing of the initial public offering of a minority interest in Williams Communications stock on October 6, 1999, Williams Communications was a wholly-owned subsidiary of TWC. In its initial public offering, Williams Communications offered for sale 29,600,000 shares of its Class A common stock to the public. The underwriters for the initial public offering, Salomon Smith Barney Inc., Lehman Brothers Inc. and Merrill Lynch & Co., exercised their options and purchased 4,440,000 additional shares to cover over-allotments. In separate private placements, SBC Communications Inc., Intel Corporation, and Telefonos de Mexico, S.A. de C.V., respectively, acquired 20,226,812, 9,225,093 and 4,612,546 shares of Williams Communications' Class A common stock.

     TWC owns 100 percent of Williams Communications' outstanding Class B common stock, which gives TWC approximately 98 percent of the voting power of Williams Communications. TWC owns approximately 85 percent of the total outstanding Class A and Class B common stock of Williams Communications. As a majority-owned subsidiary of TWC, Williams Communications has in place with TWC agreements for the provision of certain administrative and other services, for the lease of certain property and facilities, for the sharing of tax liabilities and benefits, and for the license of the Williams name and logo.

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

     Williams Communications' four business units are Network, Broadband Media, Solutions, and Strategic Investments. In addition, Williams Communications enters into strategic alliances and has strategic relationships with communications companies to secure long-term, high-capacity commitments for traffic on the Williams network and to enhance Williams Communications' service offerings. Item 1(c) of this report is formatted to reflect this structure.

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

     Voice services. These services allow the Network unit's customers to provide origination and termination of long distance telephone calls, in some cases using capacity on the Williams network and in other cases on other providers' networks. Voice services include domestic, international, and toll-free services.

     Local services. The Network unit currently arranges local access services for its carrier customers through local service providers such as the regional Bell operating companies or competitive access providers. Williams Communications has recently approved plans to extend its network to 50 local markets and to become a provider of facilities-based local access services.

     Dark fiber rights. The Network unit sells rights for dark fiber and related services. Dark fiber consists of fiber strands contained within an installed fiber-optic cable but does not include transmission electronics. Purchasers of dark fiber rights typically install their own electrical and optical transmission equipment. Related services include maintenance of the fiber and colocation of customer equipment in Williams Communications' Points of Presence ("POPs") and other network equipment locations. A POP is an environmentally-controlled, secure site designed to house transmission, routing, and switching equipment and local operational staff.

     Optical wave services. The packet-based dense wavelength division multiplexing technology ("DWDM technology") used in the Williams network allows the Network unit to offer optical wave services to its customers. These services allow a customer exclusive use of a portion of the transmission capacity of a fiber-optic strand, typically a wavelength, rather than the entire fiber strand. A purchaser of a wavelength will install its own electrical interface, switching, and routing equipment and will share the fiber and optical transmission equipment with other optical wave service users.

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

REVENUES

     The Network unit contributed approximately the following percentages to Williams Communications' total revenues for the past three years:

PERCENTAGE OF
TOTAL REVENUES                                          YEAR
--------------                                          ----
22...................................................   1999
12...................................................   1998
 3...................................................   1997

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

     Williams Communications currently holds an investment representing a 43 percent economic interest in PowerTel. In addition, Williams Communications currently holds a majority of PowerTel's board seats and is entitled to elect the majority of the directors of PowerTel, to appoint the executive officers of PowerTel and to exercise control over the company's operations. PowerTel plans to build, own, and operate communications networks serving the three Australian cities of Brisbane, Melbourne and Sydney and plans to provide local services in the central business districts of these cities.

     In addition to providing services on its own network, Williams Communications leases capacity and obtains rights in dark fibers and wavelengths from both long distance and local telecommunications carriers, including competitors, in order to meet the needs of customers. As part of the agreements relating to the sale of the majority of TWC's communications network business to WorldCom in January 1995, TWC retained a 9,700 mile single fiber network and, in 1998, Williams Communications entered into an agreement with WorldCom whereby Williams Communications received an option to purchase one fiber-optic strand over approximately 7,700 miles of selected WorldCom routes. Any fiber-optic strand Williams Communications purchases pursuant to the option may only be used to transmit video or multimedia services, including Internet services, until July 1, 2001. After July 1, 2001, these fiber-optic strands can be used for any purpose, including voice and data tariffed services. On December 17, 1998, Williams Communications entered into an agreement with Winstar Communications, Inc. for a 25 year right to use approximately 2 percent of Winstar's wireless local capacity, which is planned to cover the top 50 U.S. markets. On September 17, 1999, Williams Communications entered into a 20 year agreement with Metromedia Fiber Network pursuant to which Williams Communications will lease up to 3,200 route miles of dark fiber on Metromedia local networks and will receive maintenance and dark fiber connectivity to approximately 250 data centers and POPs. In December 1999, Williams Communications and Teleglobe entered into various agreements, one of which grants to Williams Communications two OC-48 wavelengths on Teleglobe's pan-European network. In March 2000, Williams Communications announced an agreement with SBC Communications Inc. to acquire the long distance network assets of Ameritech Communications, Inc., a subsidiary of SBC. The acquired assets will include a fiber network and POPs in the Ameritech five-state region, indefeasible rights of use in dark fiber, and switches. Also in March 2000, Williams Communications entered into twenty year reciprocal buy/sell agreements with Telia AB (publ) and its subsidiaries pursuant to which Williams Communications will receive rights to use dark fibers on Telia's planned 28,000 mile fiber-optic network through Europe and significant additional capacity on the TAT-14 trans-Atlantic cable system scheduled for operation by the end of this year.

CUSTOMERS

     The Network unit's customers currently include regional Bell operating companies, Internet service providers, long distance carriers, international carriers, utilities, and other service providers who desire high-speed connectivity on a wholesale basis. The Network unit's largest customers for 1999 were Intermedia, which accounted for 23 percent of the Network unit's 1999 revenues, and Winstar, which accounted for 20 percent of the Network unit's 1999 revenues. The Network unit's next four largest customers combined for a total of 26 percent of the Network unit's 1999 revenues.

COMPETITION

     The communications industry is highly competitive. Some competitors in the carrier services and fiber-optic network business segments may have personnel, financial, or other competitive advantages. New competitors may enter the market because of increased consolidation and strategic alliances resulting from the Telecommunications Act of 1996, as well as technological advances and further deregulation. In the market for carrier services, Williams Communications competes primarily with the three traditional nationwide carriers, AT&T, WorldCom, and Sprint, and other coast-to-coast and regional fiber-optic network providers, such as Qwest, Level 3, and Broadwing. The Network unit competes primarily on the basis of pricing, transmission quality, network reliability, and customer service and support. Williams Communications has only recently begun to offer some of its services and products and as a result may have fewer and less well-established customer relationships than some of its competitors.

     Williams Communications believes that it has advantages over its competitors. AT&T, WorldCom, and Sprint utilize systems that were constructed for the most part prior to 1990. Williams Communications believes that the older systems operated by these carriers generally face disadvantages when compared to the Williams network, such as lower transmission speeds, lower overall capacity, more costly maintenance requirements, inefficiency due to design and competing traffic requirements, and greater susceptibility to systems interruption from physical damage to the network infrastructure.

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

INVESTMENTS

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

     TMNG. The Management Network Group, Inc. is a provider of strategy, management, operational and e-business consulting services to the global telecommunications industry. Williams Communications currently owns 500,000 warrants to purchase TMNG's common stock at an exercise price of $2.00 per share.

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

     Others. Williams Communications has also made investments in other domestic privately held companies, including NET-tel Communications, Prism Communication Services, Sonus Networks, Corvis Corporation, Optical Networks, Axient, ClearData.net, Compass Telecommunications, Accelerated Networks and Zaffire.

                                BROADBAND MEDIA

     Through the Broadband Media unit, Williams Communications has traditionally provided worldwide transmission and distribution of live and non-live media content. Currently, substantially all of the operations of the Broadband Media unit are conducted by Vyvx(R) Services. Over its integrated fiber-optic, satellite and teleport network, Vyvx Services serves the unique video needs of major broadcast networks and their affiliate stations, professional sports leagues, media production companies and global advertising agencies. Williams Communications has established high-speed connections to major news and sports venues and local television stations throughout the United States.

PRODUCTS AND SERVICES

     The Broadband Media unit currently provides products and services in two major areas:

     - video transmission services, which includes broadcast quality transmission of live and non-live video content for the news, entertainment and sports markets

     - media distribution services, which includes distribution of video and audio spot advertisements and episodic programming to television and radio stations.

REVENUES

     The Broadband Media unit contributed approximately the following percentages to Williams Communications' total revenues for the past three years:

                PERCENTAGE OF TOTAL REVENUES                   YEAR
                ----------------------------                   ----
8...........................................................   1999
9...........................................................   1998
11..........................................................   1997

INFRASTRUCTURE

     The Broadband Media unit currently provides services throughout the United States, Latin America and Asia using the Williams network and the Broadband Media unit's four wholly owned satellite earth stations which connect to the Williams network. Other assets include approximately 450 networked media servers deployed in television stations across the nation, which allow for online, real-time selection and distribution of media content.

     The Broadband Media unit is currently developing and deploying an application infrastructure--the Vyvx MediaXtranet(SM)--to deliver a suite of solutions targeted to the business-to-business market in the media and entertainment industries, where Vyvx Services already plays a leading role. The Vyvx MediaXtranet will enable the collection, gathering, hosting, management, transacting, and edge distribution of media content, regardless of its format or source.

CUSTOMERS

     The Broadband Media unit has approximately 2,000 active customers, including major broadcast and cable television networks, news services, professional and collegiate sports organizations, advertising agencies, and television and movie production companies. Approximately 44 percent of its total revenue is derived from the top ten customers. Contracts with the largest customers are for terms that extend up to ten years. Most contracts with smaller customers are for one-year terms. The Broadband Media unit's largest customer, Fox Entertainment Group, Inc., accounted for approximately 13 percent of the unit's 1999 total revenues.

COMPETITION

     The Broadband Media unit is currently a market leader in transmission services for major league and other sports events and live events and has a significant market share of the advertising distribution services market. Competitors in traditional video transmission and advertising distribution services include Teleglobe, Triumph and DG Services.

INVESTMENTS

     ChoiceSeat(TM). CSI, Inc. deploys touch-screen display units installed on stadium seats that provide access to statistics, different views of the field, player and venue-related information and access to current information from other sports events. Williams Communications currently owns 100 percent of the common stock and 28 percent of the preferred stock of CSI.

     Others. Through the Broadband Media unit, Williams Communications has also made investments in other domestic privately held companies, including SporTVision and Avid Sports.

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

PRODUCTS AND SERVICES

     The Solutions unit operates approximately 110 sales and service offices in the U.S., Canada, and Mexico staffed with approximately 1,000 sales personnel. Approximately 100 of the Solutions unit's sales personnel focus on large national and government accounts. The Solutions unit provides a comprehensive array of communications products and services. These products and services fall into three categories:

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

REVENUES

     The Solutions unit contributed approximately the following percentages to Williams Communications' total revenues for the past three years:

                    PERCENTAGE OF
                   TOTAL REVENUES                       YEAR
                   --------------                       ----
71...................................................   1999
79...................................................   1998
83...................................................   1997

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

                             STRATEGIC INVESTMENTS

     Through the Strategic Investments unit, Williams Communications makes investments in domestic and foreign communications businesses which extend our reach. Individual strategic investments are discussed below.

     ATL. ATL-Algar Telecom Leste S.A. provides digital cellular services in the Brazilian states of Rio de Janeiro and Espirito Santo, covering a population of approximately 16.1 million inhabitants. Williams Communications currently owns 19 percent of the common stock and 66 percent of the preferred stock of ATL through its ownership of Johi Representacoes Limitada and Williams International ATL Ltd.

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

REVENUES

     The Strategic Investments unit contributed approximately the following percentages to Williams Communications' total revenues for the past three years:

                    PERCENTAGE OF
                   TOTAL REVENUES                       YEAR
-----------------------------------------------------   ----
2....................................................   1999
3....................................................   1998
4....................................................   1997

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

SBC COMMUNICATIONS INC.

     SBC is a major communications provider in the U.S. SBC currently provides local services in the south central region of the U.S. and in California, Nevada, and Connecticut. In the fourth quarter of 1999, SBC acquired Ameritech, a major communications provider in the midwest region of the U.S. On February 8, 1999, Williams Communications entered into agreements with SBC under which:

     - SBC has a right to acquire additional shares of Class A common stock which cannot exceed a total ownership of 10% of our outstanding Class A and Class B common stock

     - SBC must first seek to obtain domestic voice and data long distance services from Williams Communications for 20 years

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

ITEM 2. PROPERTIES

     The network and its component assets are the principal properties that Williams Communications currently operates. See Item 1(c), Narrative Description of Business -- Network-Infrastructure, for a description of these properties. In addition, Williams Communications holds its satellite transponder capacity under various agreements. Williams Communications owns part of its teleport facilities and holds the remainder under either a management agreement or long-term facilities leases. Williams Communications also leases office space in various locations including from TWC. Williams Communications leases from TWC approximately 1,200,000 square feet of office space in Tulsa, Oklahoma, and has entered into a lease with TWC for an additional 350,000 square feet of office space to be constructed. Solutions occupies approximately 192,000 square feet of office space in Houston, Texas, which it subleases from TWC.

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

                            ------------------------

                 EXECUTIVE OFFICERS OF WILLIAMS COMMUNICATIONS

     The names, ages, positions, and earliest election dates of the executive officers of Williams Communications are:

NAME                                   AGE        POSITIONS AND OFFICES CURRENTLY HELD       OFFICER SINCE
----                                   ---        ------------------------------------       -------------
Keith E. Bailey......................  57    Chairman of the Board                             12/01/94
Howard E. Janzen.....................  46    President & Chief Executive Officer              12/01/94*
Scott E. Schubert....................  46    Chief Financial Officer and Chief Accounting      06/07/99
                                             Officer
Lawrence C. Littlefield, Jr. ........  62    Senior Vice President-Group Executive           02/12/97**
Frank M. Semple......................  48    Senior Vice President-Network                     07/01/97
John C. Bumgarner, Jr. ..............  57    Senior Vice President-Strategic Investments       12/01/94
Delwin L. Bothof.....................  55    Senior Vice President-Domestic Strategic          12/01/94
                                             Investments
S. Miller Williams...................  48    Senior Vice President-International Strategic     12/01/94
                                             Investments
Patti L. Schmigle....................  41    Senior Vice President-Solutions                   11/01/97
Kenneth R. Epps......................  43    Senior Vice President-Strategic Marketing         03/01/99
Matthew W. Bross.....................  39    Senior Vice President-Chief Technology Officer    03/01/99
Gerald L. Carson.....................  60    Senior Vice President-Human Resources             02/12/97
William G. von Glahn.................  56    Senior Vice President-Law                         12/01/98
Mark A. Bender.......................  35    Vice President-Chief Information Officer          03/01/99
Bob F. McCoy.........................  57    General Counsel                                   11/01/99

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

(3) In 1995 WCG sold its nationwide fiber-optic network and the associated consumer, business and carrier customers to LDDS (now WorldCom). The sale was accounted for as a disposal of a business segment, and accordingly the operations of the segment were included in income from discontinued operations.

(4) See Notes 1 and 11 for discussions of WCG's equity offering.

(5) EBITDA represents earnings before interest, income taxes, depreciation and amortization and other non-recurring or non-cash items, such as equity earnings or losses and minority interest. Included in the computation of the year ended December 31, 1999 EBITDA are dividends received of $9.4 million from one of WCG's cost-based international telecommunications investments. Excluded from the computation of year ended December 31, 1999 EBITDA are charges of $28.4 million in other expenses related to the sale of WCG's audio and video conferencing and closed circuit broadcasting services businesses, $5.5 million in other expenses related to abandoning a venture in the strategic investments unit involved in providing wireless monitoring, meter reading equipment and related services and $2.6 million in selling, general and administrative expenses related to the impact of converting Williams options and shares to WCG options and shares in conjunction with the initial public offering of WCG shares. Excluded from the computation of year ended December 31, 1998 EBITDA are charges of $23.2 million in other expenses related to abandoning a venture in the strategic investments unit involved in the technology and transmission of business information for news and educational purposes. Excluded from the computation of the year ended December 31, 1997 EBITDA is a gain of $44.5 million related to the sale of 30% of Solutions LLC to Nortel and a charge of $29.0 million in other expense primarily related to the decision to sell the learning content business. Excluded from the computation of the year ended December 31, 1996 EBITDA is a gain of $15.7 million related to the sale of rights to use communications frequencies. EBITDA is used by management and certain investors as an indicator of a company's historical ability to service existing debt. Management believes that an increase in EBITDA is an indicator of improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either operating income, as determined by generally accepted accounting principles, nor as an indicator of operating performance or cash flows from operating, financing and investing activities, as determined by generally accepted accounting principles, and is thus susceptible to varying calculations. EBITDA as presented may not be comparable to other similarly titled measures of other companies. Under the terms of WCG's long-term credit facility, the discretionary use of funds reflected by EBITDA is limited in order to conserve funds for capital expenditures and debt service.

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

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1999         1998         1997
                                                           ----------   ----------   ----------
                                                                      (IN THOUSANDS)
Revenues:
  Network................................................  $  438,509   $  206,184   $   43,013
  Broadband media........................................     162,849      161,192      162,009
  Solutions..............................................   1,431,655    1,367,404    1,189,798
  Strategic investments..................................      35,435       52,499       55,957
  Eliminations...........................................     (45,452)     (53,810)     (22,264)
                                                           ----------   ----------   ----------
          Total revenues.................................   2,022,996    1,733,469    1,428,513
Operating costs:
  Cost of sales..........................................   1,572,744    1,294,583    1,043,932
  Selling, general and administrative....................     558,652      489,173      329,513
  Provision for doubtful accounts........................      28,390       21,591        7,837
  Depreciation and amortization..........................     132,437       87,081       71,863
  Other..................................................      35,143       34,245       32,269
                                                           ----------   ----------   ----------
          Total operating expenses.......................   2,327,366    1,926,673    1,485,414
                                                           ----------   ----------   ----------
Loss from operations.....................................  $ (304,370)  $ (193,204)  $  (56,901)
                                                           ==========   ==========   ==========

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

CONSOLIDATED RESULTS

     WCG experienced a net loss of $359.7 million for the year ended December 31, 1999 compared to a net loss of $185.7 million for the same period in 1998, an increase of $174.0 million from the prior period. The increase in net loss included an increase in losses from operations of $111.2 million which is discussed in detail below by segment, an increase in equity losses of $28.5 million, an increase in net interest expense of $89.7 million and an increase in other expense of $.5 million. These increases to net loss were offset by a change in minority interest results of $15.9 million, and increases in interest and other investing income of $28.1 million and dividends received from cost-based investments of $9.4 million. The tax benefit increased $2.7 million pursuant to a tax sharing agreement with The Williams Companies, Inc. ("Williams").

     WCG's network unit accounted for $126.5 million of the increase in losses from operations, and WCG's solutions unit accounted for $14.6 million of the increase in losses from operations. WCG's broadband media and strategic investments unit's losses from operations decreased by $18.9 million and $11.0 million, respectively.

WCG'S NETWORK UNIT

     The table below summarizes WCG's network unit's results for the years ended December 31, 1999, 1998 and 1997.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999        1998      1997
                                                              ---------   --------   -------
                                                                      (IN THOUSANDS)
Revenues:
  Dark fiber................................................  $ 109,258   $ 64,100   $    --
  Capacity and other........................................    271,728     84,615    16,637
  Intercompany..............................................     43,264     49,759    21,159
  Affiliates................................................     14,259      7,710     5,217
                                                              ---------   --------   -------
          Total revenues....................................    438,509    206,184    43,013
Operating costs:
  Cost of sales.............................................    415,191    167,303    29,211
  Selling, general and administrative.......................    130,622     55,136     6,512
  Provision for doubtful accounts...........................        989        136        --
  Depreciation and amortization.............................     49,108     14,104     4,012
  Other.....................................................         25        410        --
                                                              ---------   --------   -------
          Total operating expenses..........................    595,935    237,089    39,735
                                                              ---------   --------   -------
Income (loss) from operations...............................  $(157,426)  $(30,905)  $ 3,278
                                                              =========   ========   =======

     WCG's network unit's revenues increased $232.3 million, or 113%, to $438.5 million for the year ended December 31, 1999 from $206.2 million for the same period in 1998. The increase is primarily due to a $146.7 million increase in revenues from voice and data services provided to customers of the Williams network, $44.9 million of revenues from dark fiber leases for transactions entered into prior to June 30, 1999 and accordingly accounted for as sales-type leases, $23.3 million of capacity and other revenues attributable to PowerTel Limited ("PowerTel"), acquired August 14, 1998 and a $15.8 million increase in revenues from consulting and outsourcing services.

     WCG's network unit's gross profit decreased to $23.3 million for the year ended December 31, 1999 from $38.9 million for the same period in 1998. Gross margin decreased to 5% for the year ended December 31, 1999 from 19% for the same period in 1998. Cost of sales increased $247.9 million, or 148%, to $415.2 million for the year ended December 31, 1999 from $167.3 million for the same period in 1998 due primarily to $99.4 million of higher off-net capacity costs incurred prior to the completion of the Williams network, $49.4 million of higher operating and maintenance expenses, $28.8 million related to construction costs associated with dark fiber leases accounted for as sales-type leases, $23.6 million of higher local-access connection costs, $21.0 million increase related to the PowerTel acquisition, $16.6 million of higher costs associated with consulting and outsourcing services and $5.0 million of higher leasing costs for equipment colocation space in data centers.

     WCG's network unit's selling, general and administrative expenses increased $75.5 million, or 137%, to $130.6 million for the year ended December 31, 1999 from $55.1 million for the same period in 1998 due to an increase in the number of employees and the expansion of the infrastructure to support the network currently under construction including $19.8 million of costs associated with the development of voice services in 1999 and a $17.0 million increase related to the PowerTel acquisition.

     WCG's network unit's depreciation and amortization increased $35.0 million, or 248%, to $49.1 million for the year ended December 31, 1999 from $14.1 million for the same period in 1998, with $4.9 million of the increase related to the acquisition of PowerTel and the remaining increase due to completion of various segments of its network.

WCG'S BROADBAND MEDIA UNIT

     The table below summarizes WCG's broadband media unit's results for the years ended December 31, 1999, 1998 and 1997.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Revenues....................................................  $162,849   $161,192   $162,009
Operating costs:
  Cost of sales.............................................   122,915    135,819    122,242
  Selling, general and administrative.......................    37,249     41,039     41,974
  Provision for doubtful accounts...........................      (160)     1,925      1,712
  Depreciation and amortization.............................    28,908     25,534     24,572
  Other.....................................................       254      2,141        377
                                                              --------   --------   --------
          Total operating expenses..........................   189,166    206,458    190,877
                                                              --------   --------   --------
Loss from operations........................................  $(26,317)  $(45,266)  $(28,868)
                                                              ========   ========   ========

     WCG's broadband media unit's revenues increased $1.6 million, or 1%, to $162.8 million for the year ended December 31, 1999 from $161.2 million for the same period in 1998.

     WCG's broadband media unit's gross profit increased to $39.9 million for the year ended December 31, 1999 from $25.4 million for the same period in 1998. Gross margin increased to 25% for the year ended December 31, 1999 from 16% for the same period in 1998. Cost of sales decreased $12.9 million, or 10%, to $122.9 million for the year ended December 31, 1999 from $135.8 million for the same period in 1998 due primarily to a decrease in transponder costs of $6.9 million and intercompany transfer pricing costs of $6.3 million.

     WCG's broadband media unit's selling, general and administrative expenses decreased $3.8 million, or 9%, to $37.2 million for the year ended December 31, 1999 from $41.0 million for the same period in 1998 due primarily to a decrease in Vyvx Services of $4.6 million attributable to a decrease in number of employees from facility consolidations.

     WCG's broadband media unit's depreciation and amortization increased $3.4 million, or 13%, to $28.9 million for the year ended December 31, 1999 from $25.5 million for the same period in 1998 primarily due to an increase of $4.0 million related to a stadium seat touch-screen display business.

WCG'S SOLUTIONS UNIT

     The table below summarizes WCG's solutions unit's results for the years ended December 31, 1999, 1998 and 1997.

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1999         1998         1997
                                                           ----------   ----------   ----------
                                                                      (IN THOUSANDS)
Revenues:
  New systems sales and upgrades.........................  $  815,013   $  791,518   $  674,604
  Maintenance and customer service orders................     556,606      556,392      508,319
  Other..................................................      55,234       16,029        5,363
  Affiliates.............................................       4,802        3,465        1,512
                                                           ----------   ----------   ----------
          Total revenues.................................   1,431,655    1,367,404    1,189,798
Operating costs:
  Cost of sales..........................................   1,056,819    1,009,475      881,112
  Selling, general and administrative....................     371,239      355,014      234,615
  Provision for doubtful accounts........................      27,324       19,231        5,622
  Depreciation and amortization..........................      49,241       36,637       30,142
  Other..................................................         631        6,013        1,255
                                                           ----------   ----------   ----------
          Total operating expenses.......................   1,505,254    1,426,370    1,152,746
                                                           ----------   ----------   ----------
Income (loss) from operations............................  $  (73,599)  $  (58,966)  $   37,052
                                                           ==========   ==========   ==========

     WCG's solutions unit's revenues increased $64.3 million, or 5%, to $1,431.7 million for the year ended December 31, 1999 from $1,367.4 million for the same period in 1998. The increased revenues included $25.6 million which was attributable to the acquisition of Intersys on October 23, 1998, $23.5 million in new systems sales and upgrades due to higher demand for voice equipment, $9.0 million in professional services and $6.1 million for the sale of equipment residuals. The increase in professional services is primarily attributable to the October 1998 acquisition of CNG Computer Networking Group Inc.

     WCG's solutions unit's gross profit increased $16.9 million, or 5%, to $374.8 million for the year ended December 31, 1999 from $357.9 million for the same period in 1998, while gross margin remained constant at 26% for the years ended December 31, 1999 and 1998. WCG's solutions unit's cost of sales increased $47.3 million, or 5%, to $1,056.8 million for the year ended December 31, 1999 from $1,009.5 million for the same period in 1998. The increase in cost of sales includes a $21.9 million increase related to the Intersys acquisition while the remaining increase is consistent with the increased revenues.

     WCG's solutions unit's selling, general and administrative expenses increased $16.2 million, or 5%, to $371.2 million for the year ended December 31, 1999 from $355.0 million for the same period in 1998. The increase in selling, general and administrative expenses is primarily due to $22.4 million in higher technological and infrastructure support costs associated with business integration issues and the implementation of new systems and processes, a $3.9 million increase related to the Intersys acquisition, a $3.4 million increase in business consulting services in support of sales efforts, $3.1 million related to a Williams-wide stock performance incentive plan and a $1.6 million charge for the conversion and vesting of employee stock options and shares from Williams to WCG stock options and shares at the time of the WCG initial public offering. These increases were offset by a $3.1 million reduction in commission costs reflecting a new sales plan implemented in January 1999, a $5.8 million decrease in employee benefits costs associated with a one-time charge in the fourth quarter of 1998 for increasing the number of vested days in a new paid time off policy and $9.2 million due primarily to cost reductions in telephone and video conferencing and office employee travel and entertainment expenses.

     WCG's solutions unit's provision for doubtful accounts increased $8.1 million, or 42%, to $27.3 million for the year ended December 31, 1999 from $19.2 million for the same period in 1998. The increase in provision reflects adjustments to the reserves based on unresolved billing and collection issues.

     WCG's solutions unit's depreciation and amortization increased $12.6 million, or 34%, to $49.2 million for the year ended December 31, 1999 from $36.6 million for the same period in 1998. The increase is attributable to depreciation on new systems implemented in 1999 and the goodwill amortization relating to the acquisition of CNG in October 1998.

     WCG's solutions unit's other operating expense decreased $5.4 million, or 90%, to $.6 million for the year ended December 31, 1999 from $6.0 million for the same period in 1998, primarily due to a third quarter 1998 non-cash charge of $5.6 million related to the abandonment of capitalized software costs in favor of new systems.

WCG'S STRATEGIC INVESTMENTS UNIT

     The table below summarizes WCG's strategic investments unit's results for the years ended December 31, 1999, 1998 and 1997.

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999       1998        1997
                                                              --------   ---------   --------
                                                                      (IN THOUSANDS)
Revenues....................................................  $ 35,435   $  52,499   $ 55,957
Operating costs:
  Cost of sales.............................................    23,271      35,796     33,631
  Selling, general and administrative.......................    19,542      37,984     46,412
  Provision for doubtful accounts...........................       237         299        503
  Depreciation and amortization.............................     5,180      10,806     13,137
  Other.....................................................    34,233      25,681     30,637
                                                              --------   ---------   --------
     Total operating expenses...............................    82,463     110,566    124,320
                                                              --------   ---------   --------
Loss from operations........................................  $(47,028)  $ (58,067)  $(68,363)
                                                              ========   =========   ========
ATL and other equity losses.................................  $(37,460)  $  (7,908)  $ (2,383)
                                                              ========   =========   ========
Income from investments.....................................  $  9,397   $      --   $     --
                                                              ========   =========   ========

     WCG's strategic investments unit sold its audio and video conferencing services and closed-circuit video broadcasting services businesses in the third quarter of 1999 and the remaining portion of its learning content business in the fourth quarter of 1999 and abandoned the business of providing wireless remote monitoring and meter reading equipment and related services to industrial and commercial customers in the fourth quarter of 1999. WCG's strategic investments unit's revenues decreased $17.1 million, or 33%, to $35.4 million for the year ended December 31, 1999 from $52.5 million for the same period in 1998. The decrease is primarily attributable to an $18.3 million decrease in revenues related to the July 31, 1999 sale of the audio and video conferencing services and closed-circuit video broadcasting services businesses.

     WCG's strategic investments unit's gross profit decreased to $12.2 million for the year ended December 31, 1999 from $16.7 million for the same period in 1998. Gross margin increased to 34% for the year ended December 31, 1999 from 32% for the same period in 1998. Cost of sales decreased $12.5 million, or 35%, to $23.3 million for the year ended December 31, 1999 from $35.8 million for the same period in 1998 primarily due to a $14.2 million decrease related to the July 31, 1999 sale of the audio and video conferencing services and closed-circuit video broadcasting services businesses.

     WCG's strategic investments unit's selling, general and administrative expenses decreased $18.5 million, or 49%, to $19.5 million for the year ended December 31, 1999 from $38.0 million for the same period in 1998 primarily due to a $13.9 million decrease related to the July 31, 1999 sale of the audio and video conferencing services and closed-circuit video broadcasting services businesses.

     WCG's strategic investments unit's depreciation and amortization decreased $5.6 million, or 52%, to $5.2 million for the year ended December 31, 1999 from $10.8 million for the same period in 1998 primarily due to a $4.0 million decrease related to the sale of the audio and video conferencing services and closed-circuit video broadcasting services businesses.

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

     WCG's strategic investments unit's equity losses increased $29.6 million, or 374%, to $37.5 million for the year ended December 31, 1999 from $7.9 million for the same period in 1998 primarily due to increased depreciation and amortization and financing costs incurred by ATL-Algar Telecom Leste S.A. ("ATL").

     WCG's strategic investments unit's income from investments increased $9.4 million due to dividends received from a cost-based international telecommunications investment.

CONSOLIDATED NON-OPERATING COSTS

     Net interest expense for the year ended December 31, 1999 increased $89.7 million to $97.2 million from $7.5 million in the same period in 1998 as a result of increased borrowings at higher interest rates in 1999 than 1998, partially offset by increased capitalization of interest related to assets under construction. The funding for 1999 was provided primarily from external sources while the 1998 funding was provided primarily by Williams. The average interest rates at December 31, 1999 and 1998 on WCG's long-term debt were 10.1% and 5.8%, respectively.

     Interest and other investing income for the year ended December 31, 1999 increased $28.1 million from the same period in 1998 due primarily to increased short-term investments resulting from proceeds from the debt and equity offerings in 1999.

     WCG's minority interest in (income) loss of consolidated subsidiaries is attributable to Nortel's 30% ownership of Solutions LLC as well as the other stockholders' 59% ownership at December 31, 1999 (78% at December 31, 1998) of PowerTel. Minority interest increased $15.9 million for the year ended December 31, 1999 compared to the same period in 1998 of which $8.9 million is attributable to Solutions LLC and $7.0 million is attributable to PowerTel.

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

     Under the tax sharing agreement with Williams, WCG generally receives the benefit of operating losses only while WCG remains part of Williams' consolidated group and only to the extent WCG would be able to utilize them if separate income tax returns were filed. If WCG had been filing a separate federal income tax return for 1999 and 1998, the benefit for income taxes would reflect additional benefit from the carryback or carryforward of federal net operating losses that WCG would have recognized. The deferred federal income tax benefit for 1999 and 1998 would have been increased by $66.4 million and $5.6 million, respectively. These amounts reflect the benefit of a net deferred tax asset for the federal net operating loss carryforwards generated in both years to the extent of the existing net deferred tax liability that would have been reflected by WCG on a separate filing basis.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

CONSOLIDATED RESULTS

     WCG experienced a net loss of $185.7 million in 1998 compared to a net loss of $30.0 million in 1997, an increase of $155.7 million from 1997. The increase in net loss is primarily attributable to an increase in losses from operations of $136.3 million, which is discussed in detail below by segment. The increase in net loss is offset somewhat by a change in minority interest results of $29.1 million and a tax benefit of $5.1 million compared with a tax expense of $2.0 million in 1997. WCG's 1997 results were also affected by the occurrence of a $44.5 million non-recurring gain on the sale of a 30% interest in Solutions LLC to Nortel.

     WCG's network unit accounted for $34.2 million of the increase in losses from operations, WCG's broadband media unit accounted for $16.4 million of the increase in losses from operations and WCG's solutions unit accounted for $96.0 million of the increase in losses from operations. These were partially offset by a $10.3 million decrease in losses from operations in WCG's strategic investments unit.

WCG'S NETWORK UNIT

     WCG's network unit's revenues increased $163.2 million, or 379%, to $206.2 million in 1998 from $43.0 million in 1997. The increase in 1998 was due primarily to $64.1 million of revenues from dark fiber leases accounted for as sales-type leases, $49.5 million of revenues from services provided to new long-term customers of the Williams network, $28.6 million of higher intercompany revenues following the transfer of the single fiber network from WCG's broadband media unit to its network unit in October 1997 and the establishment of intercompany transfer pricing and $11.2 million impact of acquiring PowerTel on August 14, 1998.

     WCG's network unit's gross profit increased to $38.9 million in 1998 from $13.8 million in 1997, while gross margin decreased to 19% in 1998 from 32% in 1997. Cost of sales increased $138.1 million, or 473%, to $167.3 million in 1998 from $29.2 million in 1997, due primarily to $38.5 million of construction costs associated with dark fiber leases accounted for as sales-type leases, $54.8 million of off-net capacity costs incurred prior to completion of the Williams network, a $17.1 million increase in operating and maintenance expenses and $9.9 million of costs from acquiring PowerTel. Costs associated with higher intercompany revenues primarily account for the remainder of the increased cost.

     WCG's network unit's selling, general and administrative expenses increased $48.6 million, or 747%, to $55.1 million in 1998 from $6.5 million in 1997, due primarily to an increase in the number of employees and the expansion of the infrastructure to support the Williams network, including $7.7 million of increased information systems costs, $8.0 million for a new national advertising campaign and $3.7 million in expenses related to PowerTel.

     WCG's network unit's depreciation and amortization increased $10.1 million, or 252%, to $14.1 million in 1998 from $4.0 million in 1997, due to the transfer of the single fiber network from its broadband media unit to its network unit. Depreciation and amortization related to PowerTel totaled $0.9 million in 1998.

WCG'S BROADBAND MEDIA UNIT

     WCG's broadband media unit's revenues decreased $.8 million, or 1%, to $161.2 million in 1998 from $162.0 million in 1997.

     WCG's broadband media unit's gross profit decreased to $25.4 million in 1998 from $39.8 million in 1997. Gross margin decreased to 16% in 1998 from 25% in 1997. Cost of sales increased $13.6 million, or 11%, to $135.8 million in 1998 from $122.2 million in 1997 due primarily to $15.0 million of costs related to intercompany transfer pricing following the transfer of the single fiber network to WCG's network unit in October 1997.

     WCG's broadband media unit's selling, general and administrative expenses decreased $1.0 million, or 2%, to $41.0 million in 1998 from $42.0 million in 1997.

     WCG's broadband media unit's depreciation and amortization increased $.9 million, or 4%, to $25.5 million in 1998 from $24.6 million in 1997 primarily due to increases related to new video and teleport equipment somewhat offset by decreases in depreciation associated with the transfer of the single fiber network to WCG's network unit in October 1997.

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

     WCG's solutions unit's gross profit increased to $357.9 million in 1998 from $308.7 million in 1997, while gross margin remained at 26% in both 1998 and 1997. Cost of sales increased $128.4 million, or 15%, to $1.01 billion in 1998 from $881.1 million in 1997, due primarily to an increase of $121.4 million arising from an additional four months of combined operations with Nortel in 1998 as compared to 1997. $49.4 million of the increased costs were attributable to direct costs associated with new systems sales and upgrades revenues, and $43.5 million of the increased costs were direct costs associated with maintenance and customer service orders revenues. $31.6 million of the increased costs were attributable to higher indirect costs primarily attributable to maintenance and customer service orders revenues.

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

WCG'S STRATEGIC INVESTMENTS UNIT

     WCG's strategic investments unit's revenues decreased $3.5 million, or 6%, to $52.5 million in 1998 from $56.0 million in 1997, due primarily to the $13.7 million impact of exiting WCG's learning content business. In late 1997, WCG decided to sell its learning content business. During 1998, a substantial portion of the learning content business was sold at its approximate carrying value. This was partially offset by a $9.1 million increase from audio and video conferencing and closed-circuit video broadcasting services for businesses.

     WCG's strategic investments unit's gross profit decreased to $16.7 million in 1998 from $22.3 million in 1997, while gross margin decreased to 32% in 1998 from 40% in 1997. WCG's strategic investments unit's cost of sales increase of $2.2 million, or 6%, to $35.8 million in 1998 from $33.6 million in 1997 includes the $6.7 million impact of increased activity in audio and video conferencing and closed-circuit video broadcasting services, partially offset by a $5.6 million decrease in costs as a result of WCG exiting its learning content business.

     WCG's strategic investments unit's selling, general and administrative expenses decreased $8.4 million, or 18%, to $38.0 million in 1998 from $46.4 million in 1997, due primarily to exiting the learning content business.

     WCG's strategic investments unit's depreciation and amortization decreased $2.3 million, or 18%, to $10.8 million in 1998 from $13.1 million in 1997, due primarily to the absence of depreciation and amortization of $3.9 million associated with exiting the learning content business.

     WCG's strategic investments unit's other operating expense decreased $4.9 million, or 16%, to $25.7 million in 1998 from $30.6 million in 1997. The 1998 amount included a $23.2 million write-down related to the abandonment of a venture involved in the technology and transmission of business information. The write-down occurred as a result of WCG's decision to exit the venture and not to make further investments in the venture. The write-down was recorded in the third quarter and WCG abandoned the venture during the fourth quarter. The write-down primarily consisted of $17.0 million from the impairment of the total carrying value of the investment and $5.0 million from the recognition of contractual obligations that continued after the abandonment. During the fourth quarter of 1998, $2.0 million of these contractual obligations were paid. Other operating expenses in 1997 included charges totaling $29.0 million primarily related to WCG's decision and commitment to sell the learning content business.

     WCG's strategic investments unit had 1998 equity losses in ATL of $4.2 million. ATL incurred significant pre-operational losses in the construction of a digital cellular network in 1998.

CONSOLIDATED NON-OPERATING COSTS

     WCG's net interest expense increased $6.6 million to $7.5 million in 1998 from $0.9 million in 1997 as a result of its increased borrowings in 1998 compared to 1997, and was offset somewhat by increased capitalization of interest related to assets under construction. Most of WCG's 1998 funding was provided by borrowings from Williams, while most of WCG's 1997 funding was provided by capital contributions from Williams.

     WCG's minority interest in (income) loss of consolidated subsidiaries is attributable to Nortel's 30% ownership of Solutions LLC as well as the other stockholders' 78% ownership of PowerTel. The change in minority interest resulted in an increase in income in 1998 of $15.6 million compared to a reduction of income in 1997 of $13.5 million. This change of $29.1 million was due primarily to operating losses attributable to Solutions LLC in 1998 as compared to operating profit in 1997. In 1997, WCG recognized a $44.5 million gain on the sale of a 30% ownership in Solutions LLC to Nortel based on the excess of the fair value over the net book value of the assets conveyed to Nortel.

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

     Under the tax sharing agreement with Williams, WCG generally receives the benefit of operating losses only while WCG remains part of Williams' consolidated group and only to the extent WCG would be able to utilize them if separate income tax returns were filed. If WCG had been filing a separate federal income tax return for 1998 and 1997, the benefit for income taxes would reflect additional benefit from the carryback or carryforward of federal net operating losses that WCG would have recognized. The deferred federal income tax benefit for 1998 would have been increased by $5.6 million. This amount reflects the benefit of a net deferred tax asset for the federal net operating loss carryforwards generated to the extent of the existing net deferred tax liability that would have been reflected by WCG on a separate filing basis. A current federal income tax benefit of $10.7 million would have been recognized in 1997 to reflect the refund of tax WCG would have received due to the carryback of the federal net operating loss generated in 1997.

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

     Debt service payments -- WCG estimates that during 2000 it will pay approximately $337.0 million in interest expense, based on a weighted average rate of interest of 8.5% on the notes and average LIBOR over this period of 6.2%. WCG also estimates that it will repay approximately $12.5 million in principal under its Williams note during this period.

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

     In June 1999, the FASB issued Interpretation No. 43, "Real Estate Sales, an interpretation of SFAS No. 66." The interpretation is effective for sales of real estate with property improvements or integral equipment entered into after June 30, 1999. Under this interpretation, dark fiber is considered integral equipment and accordingly title must transfer to a lessee in order for a lease transaction to be accounted for as a sales-type lease. After June 30, 1999, the effective date of FASB Interpretation No. 43, sales-type lease accounting is no longer appropriate for dark fiber leases. Therefore, these transactions are accounted for as operating leases unless title to the fibers under lease transfers to the lessee or if the agreement was entered into prior to June 30, 1999.

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

     Short-term investments consist primarily of short-term debt securities, such as commercial paper, asset-backed and corporate bonds, a mutual fund investing in short-term debt securities and money market instruments which are managed by financial institutions. WCG's interest and other investing income is subject to interest rate risk resulting from potential future increases in interest rates on comparable investment securities. To mitigate the impact of fluctuations in interest rates, WCG instructs the managing financial institutions to invest only in highly liquid instruments with short-term maturity dates. These investments were purchased with a portion of the proceeds from the debt and equity offerings in October 1999.

     WCG's debt portfolio consists of a long-term credit facility, a note payable to Williams and fixed-rate senior redeemable notes. Borrowings under the long-term credit facility and note payable to Williams are influenced by changes in short-term LIBOR interest rates. To mitigate the impact of fluctuations in interest rates, WCG targets to maintain a significant portion of its debt portfolio in fixed-rate debt. None of WCG's market risk sensitive instruments require it to manage or hedge the risks related to interest rate movements, and WCG currently does not mitigate the risk through the use of interest rate swaps or other derivative instruments. However, in the future WCG may choose to manage its risk associated with interest rate movements through an appropriate balance of fixed-and variable-rate obligations. To maintain an effective balance of fixed- and variable-rate obligations, WCG may elect to enter into specific interest rate swaps or other derivative instruments as deemed necessary.

     WCG entered into the long-term credit facility on September 8, 1999. Rates under this facility are based on LIBOR plus margins based on investment ratings and are currently LIBOR plus 2.25%. The facility requires repayment beginning in the fourth year of the facility. At December 31, 1999, there were no borrowings outstanding under the facility.

     On September 8, 1999, the Williams note was converted into a seven-year amortizing note payable bearing interest at rates equivalent to the rate on the long-term credit facility. Under the new Williams note WCG is required to make repayments of no less than $25 million each fiscal year beginning July 1, 2000 for so long as no default or event of default exists under the long-term credit facility. Subsequent to the completion of the debt and equity offerings in October 1999, WCG recharacterized $200 million of Williams capital contributions to the Williams note resulting in approximately $1 billion in borrowings from Williams.

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

EQUITY PRICE RISK

     Equity price risk primarily arises from investments in publicly traded telecommunications-related companies. These investments are carried at fair value and approximate 5% of WCG's total assets at December 31, 1999. These investments do have the potential to impact WCG's financial position due to movements in the price of these equity securities. WCG historically has not utilized derivatives or other financial instruments to hedge the risk associated with the movement in the price of these equity securities. It is reasonably possible that the prices of the equity securities in WCG's marketable equity securities portfolio could experience a 30% increase or decrease in the near term. Assuming a 30% increase or decrease in prices, the value of WCG's marketable equity securities portfolio at December 31, 1999, which is included in investments in WCG's consolidated balance sheet, would increase or decrease by approximately $86.4 million.

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

                                            ERNST & YOUNG LLP

Tulsa, Oklahoma
February 17, 2000, except for the
matters described in the second
paragraph of Note 1 and in Note 3,
as to which the date is June 15,
2000

                      WILLIAMS COMMUNICATIONS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------------------
                                                         1999                 1998                 1997
                                                  ------------------   ------------------   ------------------
                                                  (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
Revenues (Note 3)...............................     $  2,022,996         $  1,733,469         $  1,428,513
Operating expenses:
  Cost of sales (Note 3)........................        1,572,744            1,294,583            1,043,932
  Selling, general and administrative...........          558,652              489,173              329,513
  Provision for doubtful accounts...............           28,390               21,591                7,837
  Depreciation and amortization.................          132,437               87,081               71,863
  Other (Note 4)................................           35,143               34,245               32,269
                                                     ------------         ------------         ------------
           Total operating expenses.............        2,327,366            1,926,673            1,485,414
                                                     ------------         ------------         ------------
Loss from operations (Note 3)...................         (304,370)            (193,204)             (56,901)
Interest accrued................................         (136,730)             (18,650)              (8,714)
Interest capitalized............................           39,518               11,182                7,781
Investing income:
  Interest and other (Note 7)...................           30,009                1,931                  670
  Equity losses (Note 3)........................          (36,440)              (7,908)              (2,383)
  Income from investments.......................            9,397                   --                   --
Minority interest in (income) loss of
  consolidated subsidiaries.....................           31,503               15,645              (13,506)
Gain on sale of interest in subsidiary (Note
  2)............................................               --                   --               44,540
Other income (loss), net........................             (359)                 178                  508
                                                     ------------         ------------         ------------
Loss before income taxes........................         (367,472)            (190,826)             (28,005)
(Provision) benefit for income taxes (Note 5)...            7,771                5,097               (2,038)
                                                     ------------         ------------         ------------
Net loss........................................     $   (359,701)        $   (185,729)        $    (30,043)
                                                     ============         ============         ============
Basic and diluted loss per share (Note 1):
  Net loss......................................     $       (.87)        $       (.47)        $       (.08)
  Weighted average shares outstanding...........          412,620              395,435              395,435

                            See accompanying notes.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                AS OF DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  494,301   $   42,004
  Short-term investments (Note 7)...........................   1,419,762           --
  Receivables less allowance of $44,556,000 ($23,576,000 in
     1998)..................................................     599,713      491,871
  Due from affiliates (Note 15).............................          --        3,881
  Costs and estimated earnings in excess of billings........     166,738      185,922
  Inventories...............................................      86,583       67,699
  Deferred income taxes (Note 5)............................      39,507       23,829
  Other.....................................................      23,967       26,198
                                                              ----------   ----------
Total current assets........................................   2,830,571      841,404
Investments (Note 7)........................................     786,046      265,217
Property, plant and equipment -- net (Note 8)...............   2,149,463      712,404
Goodwill and other intangibles, net of accumulated
  amortization of $106,622,000 ($81,882,000 in 1998)........     358,809      430,557
Other assets and deferred charges...........................     252,978       88,964
                                                              ----------   ----------
Total assets................................................  $6,377,867   $2,338,546
                                                              ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable (Note 9).................................  $  267,690   $  269,736
  Due to affiliates (Note 15)...............................      44,648       38,372
  Deferred revenue..........................................     112,437       67,228
  Accrued liabilities (Note 9)..............................     491,937      131,448
  Billings in excess of costs and estimated earnings........      50,712       49,434
Long-term debt due within one year (Note 10):
  Affiliates................................................      14,404          138
  Other.....................................................         261          690
                                                              ----------   ----------
Total current liabilities...................................     982,089      557,046
Long-term debt (Note 10):
  Affiliates................................................     980,754      620,710
  Other.....................................................   1,989,890        3,020
Deferred income taxes (Note 5)..............................     109,046       29,417
Other liabilities and deferred revenue......................      81,988       10,595
Minority interest in consolidated subsidiaries..............     121,500      110,076
Stockholders' equity:
  Class A common stock, $0.01 par value, 1 billion shares
     authorized, 68.2 million shares outstanding in 1999 and
     no shares outstanding in 1998 (Notes 1 and 11).........         682           --
  Class B common stock, $0.01 par value, 500 million shares
     authorized, 395.4 million shares outstanding in 1999
     and 1998 (Notes 1 and 11)..............................       3,954        3,954
  Capital in excess of par value............................   2,659,927    1,295,918
  Accumulated deficit.......................................    (676,861)    (316,896)
  Accumulated other comprehensive income (Note 12)..........     124,898       24,706
                                                              ----------   ----------
Total stockholders' equity..................................   2,112,600    1,007,682
                                                              ----------   ----------
Total liabilities and stockholders' equity..................  $6,377,867   $2,338,546
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
                                            ======   ==========    =========      ========      ==========

                            See accompanying notes.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 1999          1998         1997
                                                              -----------    ---------    ---------
                                                                         (IN THOUSANDS)
OPERATING ACTIVITIES
Net loss....................................................  $  (359,701)   $(185,729)   $ (30,043)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation..............................................      102,150       58,924       48,266
  Amortization of goodwill and other intangibles............       30,287       28,157       23,597
  Benefit for deferred income taxes.........................       (9,907)      (7,781)      (1,777)
  Provision for loss on property............................        5,500           --       29,043
  Provision for loss on investment..........................        1,640       23,150        2,500
  Provision for doubtful accounts...........................       28,390       21,591        7,837
  Equity losses.............................................       36,440        7,908        2,383
  Gain on disposition of interest in subsidiary.............           --           --      (44,540)
  Loss on sales of property and other assets................       29,168           --           --
  Minority interest in income (loss) of consolidated
     subsidiaries...........................................      (31,503)     (15,645)      13,506
  Cash provided (used) by changes in:
     Receivables sold.......................................           --        8,103       25,664
     Receivables............................................     (146,038)    (213,148)     (34,127)
     Costs and estimated earnings in excess of billings.....       19,184      (41,298)     (66,454)
     Inventories............................................      (17,990)      (2,347)      (6,613)
     Other current assets...................................        2,203      (10,640)         210
     Accounts payable.......................................       81,828      108,770      (24,349)
     Current deferred revenue...............................       45,209       21,627       20,713
     Accrued liabilities....................................      175,772       (3,401)      21,767
     Billings in excess of costs and estimated earnings.....        1,278        1,380       38,239
     Due to/from affiliates.................................        8,115      (89,870)     127,378
     Long-term deferred revenue.............................       57,393        1,463        1,804
     Other..................................................       27,286      (12,024)      (7,146)
                                                              -----------    ---------    ---------
Net cash provided by (used in) operating activities.........       86,704     (300,810)     147,858
FINANCING ACTIVITIES
Proceeds from long-term debt................................    4,364,952           --      150,890
Payments on long-term debt..................................   (2,371,518)    (126,677)    (187,534)
Debt issuance costs.........................................      (78,098)          --           --
Proceeds from issuance of common stock, net of expenses.....    1,468,085           --           --
Capital contributions from parent...........................       91,290      299,493      366,130
Contribution to subsidiary from minority interest
  shareholders..............................................       37,588           --           --
Changes in due to/from affiliates...........................      169,304      717,807      (96,974)
Dividends to parent.........................................           --           --       (6,559)
                                                              -----------    ---------    ---------
Net cash provided by financing activities...................    3,681,603      890,623      225,953
INVESTING ACTIVITIES
Property, plant and equipment:
  Capital expenditures......................................   (1,632,852)    (401,004)    (276,249)
  Proceeds from sales and dark fiber transactions...........       60,334       40,012       15,292
Purchase of short-term investments..........................   (2,015,564)          --           --
Purchase of long-term investments...........................     (367,473)    (226,489)     (25,345)
Proceeds from sales of short-term investments...............      595,802           --           --
Acquisition of businesses, net of cash acquired.............       (8,542)       9,067      (81,192)
Proceeds from sale of business..............................       49,452       10,000           --
Other.......................................................        2,833        9,315        4,000
                                                              -----------    ---------    ---------
Net cash used in investing activities.......................   (3,316,010)    (559,099)    (363,494)
                                                              -----------    ---------    ---------
Increase in cash and cash equivalents.......................      452,297       30,714       10,317
Cash and cash equivalents at beginning of period............       42,004       11,290          973
                                                              -----------    ---------    ---------
Cash and cash equivalents at end of period..................  $   494,301    $  42,004    $  11,290
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

                      WILLIAMS COMMUNICATIONS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

1. NATURE OF THE BUSINESS -- BASIS OF PRESENTATION -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF THE BUSINESS

     Williams Communications Group, Inc. ("WCG"), through its wholly-owned operating subsidiary, Williams Communication, Inc. ("WCI"), owns, operates and is extending a nationwide fiber-optic network focused on providing voice, data, Internet and video services to communications services providers. WCG also provides integrated fiber-optic, satellite and teleport video transmission services for the broadcast industry. In addition, WCG also sells, installs and maintains equipment and network services that address the comprehensive voice and data needs of organizations of all sizes.

     Effective in the first quarter 2000, WCG is organized into four operating segments as follows: Network, Broadband Media, Solutions and Strategic Investments. Network includes fiber-optic construction, transmission and management services in North America, a publicly traded Australian telecommunications company involved in building, owning and operating a fiber-optic network in Australia and various other investments that drive bandwidth usage on the Williams network and strengthen customer relationships. Broadband Media includes Vyvx Services (video, advertising distribution and other multimedia transmission services via terrestrial and satellite links for the broadcast industry) and various investments in broadband media businesses. Solutions includes distribution and integration of communications equipment for voice and data networks in the United States, Canada and Mexico. Strategic Investments includes certain other investments in domestic communications companies and foreign communications companies located in Brazil and Chile. Segment information has been restated to conform to this presentation.

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

     Grants of indefeasible rights of use, or IRUs, of constructed but unlit fiber, or dark fiber, in exchange for cash, are accounted for as leases. IRUs are evaluated for sales-type lease accounting which results in certain lease transactions being accounted for as sales at the time of acceptance of the fiber by the customer. IRUs that do not meet the criteria for a sales-type lease are accounted for as an operating lease, and the cash received is recognized as revenue over the term of the IRU. In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 43, "Real Estate Sales, an interpretation of Statement of Financial Accounting Standards ("SFAS") No. 66," issued in June 1999, dark fiber is considered integral equipment and accordingly title must transfer to a lessee in order for a lease transaction to be accounted for as a sales-type lease. After June 30, 1999, the effective date of FASB Interpretation No. 43, sales-type lease accounting is not appropriate for IRUs since IRUs generally do not transfer title to the fibers under lease to the lessee. Therefore, these transactions are accounted for as operating leases unless title to the fibers under lease transfers to the lessee or the agreement was entered into prior to June 30, 1999. The effect of this interpretation on 1999 results was to decrease revenues by $11.0 million and increase net loss by $4.4 million.

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

                      WILLIAMS COMMUNICATIONS GROUP, INC.

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

                      WILLIAMS COMMUNICATIONS GROUP, INC.

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

                      WILLIAMS COMMUNICATIONS GROUP, INC.

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

                      WILLIAMS COMMUNICATIONS GROUP, INC.

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

     Costs of acquisitions, net of cash acquired, for all acquisitions discussed above are as follows for the years ended December 31:

                                                 1999      1998       1997
                                                ------   --------   ---------
                                                       (IN THOUSANDS)
Working capital...............................  $ (686)  $ (3,048)  $ 121,830
Property and equipment........................     207      4,567      21,211
Goodwill and other intangibles................   9,021     52,506     215,821
Long-term debt................................      --     (3,446)   (160,873)
Minority interest.............................      --    (49,137)    (69,650)
Other.........................................      --    (10,509)    (31,947)
                                                ------   --------   ---------
Cost of acquisitions, net of cash acquired....  $8,542   $ (9,067)  $  96,392
                                                ======   ========   =========

     The impact of the acquisitions in 1999 was not material to WCG's results of operations.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

3. SEGMENT DISCLOSURES

     WCG evaluates its performance based upon segment profit or loss from operations which includes revenues from external and internal customers, equity earnings or losses, operating costs and expenses, depreciation and amortization and income or loss from investments and excludes allocated charges from parent. As described in Note 1, during the first quarter 2000, WCG realigned its operating segments into four segments. Also effective in the first quarter 2000, as a result of an assumption of investment management activities within the operating segments, the definition of segment profit or loss was modified to include income or loss from investments resulting from the management of investments in equity instruments. Segment information has been restated to conform to this presentation. The accounting policies of the segments are the same as those described in Note 1. Intercompany sales are generally accounted for as if the sales were to unaffiliated third parties, that is, at current market prices.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

     The following table presents certain financial information concerning WCG's reportable segments.

                                                                 BROADBAND                 STRATEGIC
                                                     NETWORK       MEDIA     SOLUTIONS    INVESTMENTS   ELIMINATIONS     TOTAL
                                                    ----------   ---------   ----------   -----------   ------------   ----------
                                                                                   (IN THOUSANDS)
DECEMBER 31, 1999
Revenues:
  External customers:
    Dark fiber....................................  $  109,258   $     --    $       --    $     --       $     --     $  109,258
    Capacity and other............................     271,728    161,324            --      34,772             --        467,824
    New systems sales and upgrades................          --         --       815,013          --             --        815,013
    Maintenance and customer service orders.......          --         --       556,606          --             --        556,606
    Other.........................................          --         --        55,234          --             --         55,234
                                                    ----------   --------    ----------    --------       --------     ----------
  Total external customers........................     380,986    161,324     1,426,853      34,772             --      2,003,935
  Affiliates......................................      14,259         --         4,802          --             --         19,061
  Intercompany....................................      43,264      1,525            --         663        (45,452)            --
                                                    ----------   --------    ----------    --------       --------     ----------
         Total segment revenues...................  $  438,509   $162,849    $1,431,655    $ 35,435       $(45,452)    $2,022,996
                                                    ==========   ========    ==========    ========       ========     ==========
Costs of sales:
  Dark fiber......................................  $   67,306   $     --    $       --    $     --       $     --     $   67,306
  Capacity and other..............................     347,437     91,083            --      20,214             --        458,734
  New systems sales and upgrades..................          --         --       605,232          --             --        605,232
  Maintenance and customer service orders.........          --         --       292,821          --             --        292,821
  Indirect operating and maintenance..............          --         --       148,651          --             --        148,651
  Intercompany....................................         448     31,832        10,115       3,057        (45,452)            --
                                                    ----------   --------    ----------    --------       --------     ----------
         Total cost of sales......................  $  415,191   $122,915    $1,056,819    $ 23,271       $(45,452)    $1,572,744
                                                    ==========   ========    ==========    ========       ========     ==========
Segment loss:
  Loss from operations............................  $ (157,426)  $(26,317)   $  (73,599)   $(47,028)            --     $ (304,370)
  Equity earnings (losses)........................       1,020         --            --     (37,460)            --        (36,440)
  Income from investments.........................          --         --            --       9,397             --          9,397
  Add back -- allocated charges from parent.......       3,827        973         8,198         189             --         13,187
                                                    ----------   --------    ----------    --------       --------     ----------
         Total segment loss.......................  $ (152,579)  $(25,344)   $  (65,401)   $(74,902)      $     --     $ (318,226)
                                                    ==========   ========    ==========    ========       ========     ==========
Total assets......................................  $4,079,803   $347,959    $1,537,630    $412,475       $     --     $6,377,867
Equity method investments.........................  $   14,416   $     --    $       --    $ 42,572       $     --     $   56,988
Additions to long-lived assets....................  $1,626,460   $ 37,296    $   66,095    $  2,940       $     --     $1,732,791
Depreciation and amortization.....................  $   49,108   $ 28,908    $   49,241    $  5,180       $     --     $  132,437

                      WILLIAMS COMMUNICATIONS GROUP, INC.

                                                                 BROADBAND                 STRATEGIC
                                                      NETWORK      MEDIA     SOLUTIONS    INVESTMENTS   ELIMINATIONS     TOTAL
                                                      --------   ---------   ----------   -----------   ------------   ----------
                                                                                    (IN THOUSANDS)
DECEMBER 31, 1998
Revenues:
  External customers:
    Dark fiber......................................  $ 64,100   $     --    $       --    $     --       $     --     $   64,100
    Capacity and other..............................    84,615    157,861            --      47,525             --        290,001
    New systems sales and upgrades..................        --         --       791,518          --             --        791,518
    Maintenance and customer service orders.........        --         --       556,392          --             --        556,392
    Other...........................................        --         --        16,029          --             --         16,029
                                                      --------   --------    ----------    --------       --------     ----------
  Total external customers..........................   148,715    157,861     1,363,939      47,525             --      1,718,040
  Affiliates........................................     7,710         --         3,465       4,254             --         15,429
  Intercompany......................................    49,759      3,331            --         720        (53,810)            --
                                                      --------   --------    ----------    --------       --------     ----------
         Total segment revenues.....................  $206,184   $161,192    $1,367,404    $ 52,499       $(53,810)    $1,733,469
                                                      ========   ========    ==========    ========       ========     ==========
Costs of sales:
  Dark fiber........................................  $ 38,500   $     --    $       --    $     --       $     --     $   38,500
  Capacity and other................................   128,551     98,082            --      29,249             --        255,882
  New systems sales and upgrades....................        --         --       554,726          --             --        554,726
  Maintenance and customer service orders...........        --         --       311,258          --             --        311,258
  Indirect operating and maintenance................        --         --       134,217          --             --        134,217
  Intercompany......................................       252     37,737         9,274       6,547        (53,810)            --
                                                      --------   --------    ----------    --------       --------     ----------
         Total cost of sales........................  $167,303   $135,819    $1,009,475    $ 35,796       $(53,810)    $1,294,583
                                                      ========   ========    ==========    ========       ========     ==========
Segment loss:
  Loss from operations..............................  $(30,905)  $(45,266)   $  (58,966)   $(58,067)      $     --     $ (193,204)
  Equity losses.....................................        --         --            --      (7,908)            --         (7,908)
  Add back -- allocated charges from parent.........     1,409      1,048         8,435         762             --         11,654
                                                      --------   --------    ----------    --------       --------     ----------
         Total segment loss.........................  $(29,496)  $(44,218)   $  (50,531)   $(65,213)      $     --     $ (189,458)
                                                      ========   ========    ==========    ========       ========     ==========
Total assets........................................  $907,139   $177,768    $  990,916    $262,723       $     --     $2,338,546
Equity method investments...........................  $    129   $     --    $       --    $ 48,304       $     --     $   48,433
Additions to long-lived assets......................  $428,866   $ 35,308    $   67,064    $ 15,413       $     --     $  546,651
Depreciation and amortization.......................  $ 14,104   $ 25,534    $   36,637    $ 10,806       $     --     $   87,081

                      WILLIAMS COMMUNICATIONS GROUP, INC.

                                                                 BROADBAND                 STRATEGIC
                                                      NETWORK      MEDIA     SOLUTIONS    INVESTMENTS   ELIMINATIONS     TOTAL
                                                      --------   ---------   ----------   -----------   ------------   ----------
                                                                                    (IN THOUSANDS)
DECEMBER 31, 1997
Revenues:
  External customers:
     Capacity and other.............................  $ 16,637   $161,539    $       --    $ 51,559       $     --     $  229,735
     New systems sales and upgrades.................        --         --       674,604          --             --        674,604
     Maintenance and customer service orders........        --         --       508,319          --             --        508,319
     Other..........................................        --         --         5,363          --             --          5,363
                                                      --------   --------    ----------    --------       --------     ----------
  Total external customers..........................    16,637    161,539     1,188,286      51,559             --      1,418,021
  Affiliates........................................     5,217         --         1,512       3,763             --         10,492
  Intercompany......................................    21,159        470            --         635        (22,264)            --
                                                      --------   --------    ----------    --------       --------     ----------
          Total segment revenues....................  $ 43,013   $162,009    $1,189,798    $ 55,957       $(22,264)    $1,428,513
                                                      ========   ========    ==========    ========       ========     ==========
Costs of sales:
  Capacity and other................................  $ 28,657   $108,073    $       --    $ 31,536       $     --     $  168,266
  New systems sales and upgrades....................        --         --       505,284          --             --        505,284
  Maintenance and customer service orders...........        --         --       267,775          --             --        267,775
  Indirect operating and maintenance................        --         --       102,607          --             --        102,607
  Intercompany......................................       554     14,169         5,446       2,095        (22,264)            --
                                                      --------   --------    ----------    --------       --------     ----------
          Total cost of sales.......................  $ 29,211   $122,242    $  881,112    $ 33,631       $(22,264)    $1,043,932
                                                      ========   ========    ==========    ========       ========     ==========
Segment profit (loss):
  Income (loss) from operations.....................  $  3,278   $(28,868)   $   37,052    $(68,363)      $     --     $  (56,901)
  Equity losses.....................................        --         --            --      (2,383)            --         (2,383)
  Add back -- allocated charges from parent.........        --      1,750         6,690         790             --          9,230
                                                      --------   --------    ----------    --------       --------     ----------
          Total segment profit (loss)...............  $  3,278   $(27,118)   $   43,742    $(69,956)      $     --     $  (50,054)
                                                      ========   ========    ==========    ========       ========     ==========
Total assets........................................  $263,423   $198,339    $  934,219    $115,853       $     --     $1,511,834
Equity method investments...........................  $  2,317   $     --    $       --    $  3,815       $     --     $    6,132
Additions to long-lived assets......................  $184,195   $ 64,819    $  236,038    $ 35,296       $     --     $  520,348
Depreciation and amortization.......................  $  4,012   $ 24,572    $   30,142    $ 13,137       $     --     $   71,863

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
                                          ==========   ==========   ==========

     Long-lived assets are comprised of property, plant and equipment, goodwill and other intangible assets and certain other noncurrent assets.

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

                      WILLIAMS COMMUNICATIONS GROUP, INC.

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

6. EMPLOYEE BENEFIT PLANS

     Substantially all of WCG's employees are covered by noncontributory defined benefit pension plans. Effective August 1, 1997, separate plans were established for the Solutions LLC union employees and Solutions LLC salaried employees. Substantially all of the remaining WCG employees are covered by Williams' noncontributory defined benefit pension plans in which WCG is included. WCG is also included in Williams' health care plan that provides postretirement medical benefits to certain retired employees.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

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

                      WILLIAMS COMMUNICATIONS GROUP, INC.

     Interest and other investing income consists primarily of interest income related to short-term investments.

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

     At December 31, 1998, WCG owned 30% of the preferred shares in ATL and through participation in a limited liability company owned 30% of the common stock. In March 1999, WCG purchased from Algar Telecom for $265 million an additional 43% of the preferred shares and

                      WILLIAMS COMMUNICATIONS GROUP, INC.

19% of the common stock of ATL. The purchase price of ATL common stock exceeded the related share of the net assets by $35 million which is being amortized over 15 years. In January 2000, 7% and 30% of WCG's preferred shares and common stock, respectively, of ATL were sold for $168 million to SBC Communications Inc. ("SBC") and Telefonos de Mexico S.A. de C.V.

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

                      WILLIAMS COMMUNICATIONS GROUP, INC.

8. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment as of December 31 is summarized as follows:

                                                              DECEMBER 31,
                                          DEPRECIABLE    ----------------------
                                             LIVES          1999        1998
                                         --------------  ----------   ---------
                                           (IN YEARS)        (IN THOUSANDS)
Fiber..................................      25-30       $  167,283   $ 214,085
Optronics..............................       7-10          331,615     167,997
Right of way...........................      20-40           53,717      37,467
Computer equipment.....................        3            119,358      70,026
Customer premise equipment.............        3             38,863      30,616
General office furniture and
  fixtures.............................       3-5            52,316      61,300
                                         30 or life of
Buildings and leasehold improvements...      lease          113,922      41,154
Construction in progress...............  Not applicable   1,438,838     195,186
Other..................................     Various          98,819      78,442
                                                         ----------   ---------
                                                          2,414,731     896,273
  Less accumulated depreciation and
     amortization......................                    (265,268)   (183,869)
                                                         ----------   ---------
                                                         $2,149,463   $ 712,404
                                                         ==========   =========

     In connection with its fiber build projects, WCG periodically enters into various agreements to obtain the use of property rights from Williams' pipeline companies in exchange for telecommunications services. Under these agreements, WCG commits to provide various levels and types of services as consideration for the right of way obtained. As of December 31, 1999, such commitments were not material.

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
                                                              ========    ========

  Williams note

     WCG has historically received capital contributions and interest-bearing advances from Williams in order to fund operations. On September 8, 1999, previous non-capital borrowings from Williams were converted into a seven-year note payable bearing interest at an annual rate based upon WCG's credit rating. In connection with the debt and equity offerings, WCG recharacterized $200 million of paid-in capital to the Williams note. At December 31, 1999, the outstanding borrowings from Williams were $988 million and the interest rate was LIBOR plus 2.25%, or 8.73%. Of the total borrowings from Williams, $12.5 million has been classified as current at December 31, 1999 as quarterly principal payments begin July 1, 2000, with no less than $25 million payable in any fiscal year.

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

     WCG's debt agreements contain restrictive covenants and require it to meet certain financial ratios and tests. These agreements restrict WCG's ability to borrow additional money, pay dividends or other distributions to stockholders, make investments, create liens on assets and sell assets. Debt restrictions limit the ability of WCI, the wholly-owned operating subsidiary of WCG, to transfer funds to its parent, WCG. At December 31, 1999, WCI had restricted net assets of

                      WILLIAMS COMMUNICATIONS GROUP, INC.

$2.1 billion. However, these debt restrictions allow WCI to transfer funds to its parent, WCG, for regularly scheduled interest payments with respect to the senior redeemable notes, as well as certain other payments as outlined in the long-term credit facility agreement. The long-term credit facility expires in September 2006.

11. STOCKHOLDERS' EQUITY

     In connection with the equity offering, WCG converted its existing 1,000 shares of common stock outstanding to 395,434,965 shares of newly created Class B common stock all of which are owned by Williams. In the equity offering, WCG sold 34,040,000 Class A common shares. Concurrent with the equity offering, WCG privately sold 34,064,451 shares of Class A common stock to investors as follows: SBC of $438.5 million for a 4.36% ownership in WCG, $200 million from Intel for a 2.0% ownership in WCG and $100 million from Telefonos de Mexico for a 1.0% ownership in WCG. The remaining equity proceeds received represent a 7.34% ownership. Williams retained an 85.3% ownership in the form of Class B common stock.

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

     Williams' and WCG's employee stock-based awards are accounted for under provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Williams' and WCG's fixed plan common stock options generally do not

                      WILLIAMS COMMUNICATIONS GROUP, INC.

result in compensation expense because the exercise price of the stock options equals the market price of the underlying stock on the date of grant.

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

                      WILLIAMS COMMUNICATIONS GROUP, INC.

     The following summary provides information on stock options in both WCG and Williams (NYSE: WMB) common stock granted:

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

LESSOR:

     Prior to June 30, 1999, WCG had granted IRUs for dark fiber to third parties that are accounted for as sales-type leases. The lease term is typically for 20 to 25 years and the lessee can renew the leases at no cost for an additional period of 10 to 20 years. The lessee generally prepays the lease upon acceptance. At December 31, 1999, all cash from sales-type leases has been received, except for $5.5 million, which will be collected in 2000. Due to the initial term of the IRUs and lessee renewal options, WCG has not recorded any residual value for these leases. WCG

                      WILLIAMS COMMUNICATIONS GROUP, INC.

also provides colocation and maintenance services under these IRUs. Future minimum annual revenues for colocation and maintenance services are as follows:

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

                      WILLIAMS COMMUNICATIONS GROUP, INC.

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

                      WILLIAMS COMMUNICATIONS GROUP, INC.

     WCG's customers include numerous corporations. Approximately 80% and 68% of receivables at December 31, 1999 and 1998, respectively, are for Solutions related services. Approximately 10% and 26% of receivables at December 31, 1999 and 1998, respectively, are for Network related services. WCG serves a wide range of customers, none of which is individually significant to its business. While sales to these various customers are generally unsecured, the financial condition and creditworthiness of customers are routinely evaluated.

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

                                  EXHIBIT LIST

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          3.1*           -- Restated Certificate of Incorporation of the Company
                            (filed as Exhibit 3.1 to the Current Report on Form 8-K
                            dated October 1, 1999 (the "October 1999 8-K"))
          3.2*           -- Restated By-laws of the Company (filed as Exhibit 3.2 to the October 1999 8-K)
          4.1*           -- Specimen certificate of common stock (filed as Exhibit
                            4.1 to Registration Statement No. 333-76007 on Form S-1
                            relating to an equity offering (the "Equity Registration
                            Statement"), dated April 9, 1999)
          4.2*           -- Certificate of designation of Series A Junior
                            Participating Preferred Stock (filed as Exhibit 4.1 to
                            the October 1999 8-K)
          4.3*           -- Specimen certificate of Class B common stock (filed as
                            Exhibit 4.2 to the Equity Registration Statement dated
                            April 9, 1999)
          4.4*           -- Indenture governing notes dated October 6, 1999 between the Company and The Bank of New York, Trustee (filed as
                            Exhibit 4.2 to the October 1999 8-K)
         10.1*           -- Securities Purchase Agreement among Williams
                            Communications Group, Inc., The Williams Companies, Inc.
                            and Telefonos de Mexico, S.A. de C.V., dated May 25, 1999
                            (filed as Exhibit 10.1 to the Equity Registration
                            Statement, Amendment No. 1, dated May 27, 1999)
         10.2*           -- Amended and Restated Alliance Agreement Between Telefonos
                            de Mexico, S.A. de C.V. and Williams Communications,
                            Inc., dated May 25, 1999 (filed as Exhibit 10.2 to the
                            Equity Registration Statement, Amendment No. 8, dated
                            September 29, 1999)
         10.3*           -- Securities Purchase Agreement dated as of May 24, 1999 by and among Williams Communication Group, Inc., The
                            Williams Companies, Inc. and Intel Corporation (filed as
                            Exhibit 10.3 to the Equity Registration Statement,
                            Amendment No. 3, dated July 12, 1999)

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
         10.63*          -- Loan Agreement dated as of September 8, 1999 among
                            Williams Communications Group, Inc., as Borrower, Merrill
                            Lynch Capital Corporation, as Administrative Agent, and
                            The Other Financial Institutions Party Thereto, Merrill
                            Lynch, Pierce, Fenner & Smith Incorporated, as Lead
                            Arranger, Syndication Agent and Book Manager, Lehman
                            Commercial Paper Inc., as Co-Documentation Agent, and
                            Citicorp North America, Inc. a Co-Documentation Agent
                            (filed as Exhibit 10.63 to the Equity Registration
                            Statement, Amendment No. 8, dated September 29, 1999)
         10.64*          -- Securities Purchase Agreement Amendment and Addendum
                            dated as of September 24, 1999, among Williams
                            Communications Group, Inc., The Williams Companies, Inc.
                            and SBC Communications, Inc. (filed as Exhibit 10.64 to
                            the Equity Registration Statement, Amendment No. 8, dated
                            September 29, 1999)
         12              -- Statement re: Computation of Ratios
         20*             -- Definitive Proxy Statement of Williams Communications
                            Group, Inc. for 2000 (as filed with the Commission on
                            March 27, 2000)
         21              -- Subsidiaries of the registrant
         23              -- Consent of Ernst & Young LLP
         24              -- Power of Attorney
         27.1            -- Financial Data Schedule -- December 31, 1999
         27.2            -- Restated Financial Data Schedule -- December 31, 1998
         27.3            -- Restated Financial Data Schedule -- December 31, 1997
         99*             -- Copy of the Company's News Release, dated October 1,
                            1999, publicly announcing the information reported
                            therein (filed as Exhibit 99.1 to the October 1999 8-K)

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

                      WILLIAMS COMMUNICATIONS GROUP, INC.

              SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS(a)
                             (DOLLARS IN THOUSANDS)

                                                        ADDITIONS
                                                   -------------------
                                                   CHARGED TO
                                       BEGINNING   COSTS AND
                                        BALANCE     EXPENSES    OTHER         DEDUCTIONS(b)   ENDING BALANCE
                                       ---------   ----------   ------        -------------   --------------
Allowance for doubtful accounts:
  1999...............................   $23,576     $28,390     $   --           $ 7,410         $44,556
  1998...............................    12,787      21,591         --            10,802          23,576
  1997...............................     4,950       7,837      7,799(c)          7,799          12,787

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

Dated: June 16, 2000

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

               /s/ SCOTT E. SCHUBERT*                  Chief Financial Officer
-----------------------------------------------------  (principal financial officer)
                  Scott E. Schubert

                  /s/ KEN KINNEAR*                     Chief Accounting Officer
-----------------------------------------------------  (principal accounting officer)
                     Ken Kinnear

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

Dated: June 16, 2000

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         12              -- Statement re: Computation of Ratios
         21              -- Subsidiaries of the registrant
         23              -- Consent of Ernst & Young LLP
         24              -- Power of Attorney
         27.1            -- Financial Data Schedule -- December 31, 1999
         27.2            -- Restated Financial Data Schedule -- December 31, 1998
         27.3            -- Restated Financial Data Schedule -- December 31, 1997