Form 10-Q
period 2000-06-30
WILLIAMS COMMUNICATIONS GROUP INC
filed 2000-08-10
CIK 1044583

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [ ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

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


               CLASS                           OUTSTANDING AT JULY 31, 2000
CLASS A Common Stock, $0.01 par value                  68,216,643 Shares
CLASS B Common Stock, $0.01 par value                 395,434,965 Shares

                                      INDEX


PART I.  FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS                                                                      PAGE
                                                                                                      ----
     Consolidated Statements of Operations for the Three and Six Months Ended June 30,
       2000 and 1999..............................................................................      2
     Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999........................      3
     Consolidated Statements of Cash Flows for the Six Months Ended June 30,
       2000 and 1999..............................................................................      4
     Notes to Consolidated Financial Statements...................................................      5
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS............................................................................     15
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................     23

PART II. OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS.....................................................................     24
   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.............................................     24
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................     24
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................................     25

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

    Forward-looking statements can be identified by words such as "anticipates," "believes," "expects," "planned," "scheduled" or similar expressions. Although Williams Communications Group, Inc. believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to numerous assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in the document. Additional information about issues that could lead to material changes in performance is contained in Williams Communications Group, Inc.'s 1999 Form 10-K/A.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                      JUNE 30,                          JUNE 30,
                                                            ----------------------------      ----------------------------
                                                               2000             1999             2000             1999
                                                            -----------      -----------      -----------      -----------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues                                                    $   515,108      $   498,978      $ 1,048,496      $ 1,001,139
Operating expenses:
   Cost of sales                                                436,894          375,995          903,082          765,742
   Selling, general and administrative                          150,072          142,134          291,195          264,852
   Provision for doubtful accounts                               16,117            3,373           20,785           11,810
   Depreciation and amortization                                 50,426           32,434           95,862           62,112
   Other                                                         (1,354)          26,612           (1,520)          26,913
                                                            -----------      -----------      -----------      -----------
     Total operating expenses                                   652,155          580,548        1,309,404        1,131,429
                                                            -----------      -----------      -----------      -----------
Loss from operations                                           (137,047)         (81,570)        (260,908)        (130,290)
Interest accrued                                                (80,673)         (18,497)        (160,646)         (29,033)
Interest capitalized                                             36,297            4,663           64,741            8,798
Investing income:
   Interest and other                                            12,984            3,737           39,728            4,762
   Equity losses                                                 (4,088)          (8,523)          (7,155)         (18,682)
   Income from investments                                      251,326               --          303,048               --
Minority interest in loss of consolidated
    subsidiaries                                                 12,592            5,436           25,327           11,272
Other income (loss), net                                             39             (584)              47             (758)
                                                            -----------      -----------      -----------      -----------
Income (loss) before income taxes and cumulative
   effect of change in accounting principle                      91,430          (95,338)           4,182         (153,931)
Provision for income taxes                                      (95,341)         (28,386)        (104,332)         (45,834)
                                                            -----------      -----------      -----------      -----------
Loss before cumulative effect of change in
    accounting principle                                         (3,911)        (123,724)        (100,150)        (199,765)
Cumulative effect of change in accounting principle
                                                                     --               --          (25,377)              --
                                                            -----------      -----------      -----------      -----------
Net loss                                                    $    (3,911)     $  (123,724)     $  (125,527)     $  (199,765)
                                                            ===========      ===========      ===========      ===========
Basic and diluted loss per share:
   Loss before cumulative effect of change in
        accounting principle                                $      (.01)     $      (.31)     $      (.22)     $      (.51)
   Cumulative effect of change in accounting
        principle                                                    --               --             (.05)              --
                                                            -----------      -----------      -----------      -----------
   Net loss                                                 $      (.01)     $      (.31)     $      (.27)     $      (.51)
                                                            ===========      ===========      ===========      ===========
   Weighted average shares outstanding                          464,059          395,435          464,019          395,435


                             See accompanying notes.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                             JUNE 30,       DECEMBER 31,
                                                                              2000             1999
                                                                           -----------      ------------
                                                                                 (IN THOUSANDS)
ASSETS
Current assets:
   Cash and cash equivalents                                               $   295,274      $   494,301
   Short-term investments                                                       32,535        1,419,762
   Receivables less allowance of $71,613,000 ($44,556,000 in 1999)             559,205          599,713
   Costs (and estimated earnings in 1999) in excess of billings                129,611          166,738
   Inventories                                                                  84,196           86,583
   Deferred income taxes                                                        31,892           39,507
   Other                                                                        33,936           23,967
                                                                           -----------      -----------
Total current assets                                                         1,166,649        2,830,571
Investments                                                                  1,231,448          786,046
Property, plant and equipment, net of accumulated
   depreciation of  $331,213,000 ($265,268,000 in 1999)                      3,510,504        2,149,463
Goodwill and other intangibles, net of accumulated
   amortization of $119,460,000 ($106,622,000 in 1999)                         342,632          358,809
Other assets and deferred charges                                              262,429          252,978
                                                                           -----------      -----------
Total assets                                                               $ 6,513,662      $ 6,377,867
                                                                           ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                        $   281,851      $   267,690
   Due to affiliates                                                            49,176           44,648
   Deferred income                                                             137,167          112,437
   Accrued liabilities                                                         405,759          491,937
   Billings in excess of costs (and estimated earnings in 1999)                 53,228           50,712
   Long-term debt due within one year:
     Affiliates                                                                 27,163           14,404
     Other                                                                          --              261
                                                                           -----------      -----------
Total current liabilities                                                      954,344          982,089
Long-term debt:
   Affiliates                                                                  968,131          980,754
   Other                                                                     1,989,705        1,989,890
Deferred income taxes                                                          212,221          109,046
Other liabilities and deferred income                                          307,475           81,988
Minority interest in consolidated subsidiaries                                  71,825          121,500
Stockholders' equity:
   Class A common stock, $0.01 par value, 1 billion
    shares authorized, 68.2 million shares outstanding
    in 2000 and 1999                                                               682              682
   Class B common stock, $0.01 par value, 500 million shares
   authorized, 395.4 million shares outstanding in 2000 and 1999                 3,954            3,954
   Capital in excess of par value                                            2,662,900        2,659,927
   Accumulated deficit                                                        (802,388)        (676,861)
   Accumulated other comprehensive income                                      144,813          124,898
                                                                           -----------      -----------
Total stockholders' equity                                                   2,009,961        2,112,600
                                                                           -----------      -----------
Total liabilities and stockholders' equity                                 $ 6,513,662      $ 6,377,867
                                                                           ===========      ===========

                             See accompanying notes.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                  SIX MONTHS ENDED JUNE 30,
                                                                ----------------------------
                                                                   2000              1999
                                                                -----------      -----------
                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES
Net loss                                                         $  (125,527)     $  (199,765)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Cumulative effect of change in accounting principle                25,377               --
   Depreciation                                                       81,841           45,593
   Amortization of goodwill and other intangibles                     14,021           16,519
   Provision for deferred income taxes                               102,333           43,033
   Provision for loss on property                                         --           26,654
   Provision for doubtful accounts                                    20,785           11,810
   Equity losses                                                       7,155           18,682
   Gain on sales of investments                                      (84,617)              --
   Gain on conversion of common stock investment                    (214,732)              --
   Minority interest in loss of consolidated subsidiaries            (25,327)         (11,272)
   Cash provided (used) by changes in:
     Receivables                                                     (38,203)         (44,776)
     Costs (and estimated earnings in 1999) in excess of
       billings                                                       37,127           (2,483)
     Inventories                                                       2,025          (13,056)
     Other current assets                                             (9,429)           1,234
     Accounts payable                                                 25,512          (41,513)
     Current deferred income                                          24,730           15,033
     Accrued liabilities                                            (124,000)          45,655
     Billings in excess of costs (and estimated earnings
       in 1999)                                                        2,516           14,442
     Due to/from affiliates                                            4,528           21,093
     Long-term deferred income                                       102,192            4,011
     Other                                                            (1,425)          12,174
                                                                 -----------      -----------
Net cash used in operating activities                               (173,118)         (36,932)
FINANCING ACTIVITIES
Proceeds from long-term debt                                             443          940,963
Payments on long-term debt                                            (1,212)        (330,933)
Proceeds from issuance of common stock, net of                         2,973               --
   expenses
Capital contributions from parent                                         --           91,289
Contribution to subsidiary from minority interest
   shareholders                                                           --           17,361
Changes in due to/from affiliates                                        136          180,246
Other                                                                   (969)              --
                                                                 -----------      -----------
Net cash provided by financing activities                              1,371          898,926
INVESTING ACTIVITIES
Property, plant and equipment:
   Capital expenditures                                           (1,446,442)        (572,387)
   Proceeds from sales and dark fiber transactions                    19,485           48,894
Purchase of short-term investments                                   (33,810)              --
Purchase of long-term investments and advances
   to investees                                                     (245,662)        (306,799)
Proceeds from sales of short-term investments                      1,421,037               --
Proceeds from sales of long-term investments                         250,234               --
Other                                                                  7,878               --
                                                                 -----------      -----------
Net cash used in investing activities                                (27,280)        (830,292)
                                                                 -----------      -----------
Increase (decrease) in cash and cash equivalents                    (199,027)          31,702
Cash and cash equivalents at beginning of period                     494,301           42,004
                                                                 -----------      -----------
Cash and cash equivalents at end of period                       $   295,274      $    73,706
                                                                 ===========      ===========

                             See accompanying notes

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. GENERAL

    The accompanying interim consolidated financial statements of Williams Communications Group, Inc. (WCG) do not include all notes in annual financial statements and therefore should be read in conjunction with the consolidated financial statements and notes thereto in WCG's Annual Report on Form 10-K/A. The accompanying financial statements have not been audited by independent auditors but include all normal recurring adjustments, which, in the opinion of WCG's management, are necessary to present fairly its financial position at June 30, 2000, results of operations for the three and six months ended June 30, 2000 and 1999, and cash flows for the six months ended June 30, 2000 and 1999.

2. SEGMENT REVENUES AND PROFIT (LOSS)

    WCG evaluates performance based upon segment profit or loss from operations which includes revenues from external and internal customers, equity earnings or losses, operating costs and expenses, depreciation and amortization, and income or loss from investments and excludes allocated charges from The Williams Companies, Inc. (Williams). Intercompany sales are generally accounted for as if the sales were to unaffiliated third parties, that is, at current market prices. The following tables present certain financial information concerning WCG's reportable segments. Prior period information has been restated to conform to the current period presentation due to the realignment of WCG's segments and modification of the definition of segment profit or loss in the first quarter of 2000.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)



                                                            BROADBAND                     STRATEGIC
                                              NETWORK         MEDIA        SOLUTIONS     INVESTMENTS   ELIMINATIONS       TOTAL
                                             ---------      ---------      ---------     -----------   ------------     ---------
                                                                             (IN THOUSANDS)
THREE MONTHS ENDED JUNE 30, 2000
Revenues:
   External customers:
     Dark fiber                              $  13,510      $      --      $      --      $      --      $      --      $  13,510
     Capacity and other                        115,891         41,746             --             --             --        157,637
     New systems sales and upgrades                 --             --        180,629             --             --        180,629
     Maintenance and customer
        service orders                              --             --        140,387             --             --        140,387
     Other                                          --             --         16,911             --             --         16,911
                                             ---------      ---------      ---------      ---------      ---------      ---------
   Total external customers                    129,401         41,746        337,927             --             --        509,074
   Affiliates                                    6,021             --             13             --             --          6,034
   Intercompany                                 10,210             54          1,403             --        (11,667)            --
                                             ---------      ---------      ---------      ---------      ---------      ---------
Total segment revenues                       $ 145,632      $  41,800      $ 339,343      $      --      $ (11,667)     $ 515,108
                                             =========      =========      =========      =========      =========      =========
Costs of sales:
   Dark fiber                                $   4,645      $      --      $      --      $      --      $      --      $   4,645
   Capacity and other                          155,603         22,150             --              7             --        177,760
   New systems sales and upgrades                   --             --        134,498             --             --        134,498
   Maintenance and customer service
     orders                                         --             --         79,791             --             --         79,791
   Indirect operating and maintenance               --             --         40,200             --             --         40,200
   Intercompany                                     54          9,428          2,185             --        (11,667)            --
                                             ---------      ---------      ---------      ---------      ---------      ---------
Total cost of sales                          $ 160,302      $  31,578      $ 256,674      $       7      $ (11,667)     $ 436,894
                                             =========      =========      =========      =========      =========      =========

Segment profit (loss):
   Loss from operations                      $ (92,484)     $  (5,993)     $ (36,725)     $  (1,845)     $      --      $(137,047)
   Equity earnings (losses)                        675         (2,887)            --         (1,876)            --         (4,088)
   Income from investments                     251,292             --             --             34             --        251,326
                                                                                                                        ---------
   Add back - allocated charges from
     Williams                                    1,539            359          2,038            127             --          4,063
                                             ---------      ---------      ---------      ---------      ---------      ---------
Total segment profit (loss)                  $ 161,022      $  (8,521)     $ (34,687)     $  (3,560)     $      --      $ 114,254
                                             =========      =========      =========      =========      =========      =========
Depreciation and amortization                $  28,935      $   6,951      $  14,474      $      66      $      --      $  50,426

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


                                                            BROADBAND                     STRATEGIC
                                              NETWORK         MEDIA        SOLUTIONS     INVESTMENTS    ELIMINATIONS      TOTAL
                                             ---------      ---------      ---------     -----------    ------------    ---------
                                                                                (IN THOUSANDS)
THREE MONTHS ENDED JUNE 30, 1999
Revenues:
   External customers:
     Dark fiber                              $  20,606      $      --      $      --      $      --      $      --      $  20,606
     Capacity and other                         62,505         40,307             --         12,836             --        115,648
     New systems sales and upgrades                 --             --        210,208             --             --        210,208
     Maintenance and customer
        service orders                              --             --        133,711             --             --        133,711
                                                                                                                        ---------
     Other                                          --             --         14,694             --             --         14,694
                                             ---------      ---------      ---------      ---------      ---------      ---------
   Total external customers                     83,111         40,307        358,613         12,836             --        494,867
   Affiliates                                    3,260             --            851             --             --          4,111
   Intercompany                                 10,307            570             --            321        (11,198)            --
                                             ---------      ---------      ---------      ---------      ---------      ---------
Total segment revenues                       $  96,678      $  40,877      $ 359,464      $  13,157      $ (11,198)     $ 498,978
                                             =========      =========      =========      =========      =========      =========
Costs of sales:
   Dark fiber                                $  13,385      $      --      $      --      $      --      $      --      $  13,385
   Capacity and other                           76,418         22,455             --          7,840             --        106,713
   New systems sales and upgrades                   --             --        152,748             --             --        152,748
   Maintenance and customer service
     orders                                         --             --         69,939             --             --         69,939
   Indirect operating and maintenance               --             --         33,210             --             --         33,210
   Intercompany                                    175          6,722          2,902          1,399        (11,198)            --
                                             ---------      ---------      ---------      ---------      ---------      ---------
Total cost of sales                          $  89,978      $  29,177      $ 258,799      $   9,239      $ (11,198)     $ 375,995
                                             =========      =========      =========      =========      =========      =========

  Segment loss:
     Loss from operations                    $ (31,849)     $  (6,121)     $ (10,670)     $ (32,930)     $      --      $ (81,570)
     Equity losses                                  --             --             --         (8,523)            --         (8,523)
     Add back - allocated charges from
       Williams                                  1,099            140          2,028              7             --          3,274
                                             ---------      ---------      ---------      ---------      ---------      ---------
Total segment loss                           $ (30,750)     $  (5,981)     $  (8,642)     $ (41,446)     $      --      $ (86,819)
                                             =========      =========      =========      =========      =========      =========
Depreciation and amortization                $   8,956      $   8,747      $  12,285      $   2,446      $      --      $  32,434

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)



                                                         BROADBAND                    STRATEGIC
                                            NETWORK        MEDIA         SOLUTIONS    INVESTMENTS    ELIMINATIONS      TOTAL
                                          -----------    -----------    -----------   -----------    -----------    -----------
                                                                             (IN THOUSANDS)
SIX MONTHS ENDED JUNE 30, 2000
Revenues:
   External customers:
     Dark fiber                           $    33,364    $        --    $        --   $        --    $        --    $    33,364
     Capacity and other                       215,149         82,576             --            --             --        297,725
     New systems sales and upgrades                --             --        390,095            --             --        390,095
     Maintenance and customer
        service orders                             --             --        286,990            --             --        286,990
     Other                                         --             --         32,111            --             --         32,111
                                          -----------    -----------    -----------   -----------    -----------    -----------
   Total external customers                   248,513         82,576        709,196            --             --      1,040,285
   Affiliates                                   7,088             --          1,123            --             --          8,211
   Intercompany                                20,308            102          2,193            --        (22,603)            --
                                          -----------    -----------    -----------   -----------    -----------    -----------
Total segment revenues                    $   275,909    $    82,678    $   712,512   $        --    $   (22,603)   $ 1,048,496
                                          ===========    ===========    ===========   ===========    ===========    ===========
Costs of sales:
   Dark fiber                             $    18,031    $        --    $        --   $        --    $        --    $    18,031
   Capacity and other                         298,768         45,809             --            11             --        344,588
   New systems sales and upgrades                  --             --        296,596            --             --        296,596
   Maintenance and customer service
     orders                                        --             --        160,461            --             --        160,461
   Indirect operating and maintenance              --             --         83,406            --             --         83,406
   Intercompany                                   102         17,951          4,550            --        (22,603)            --
                                          -----------    -----------    -----------   -----------    -----------    -----------
Total cost of sales                       $   316,901    $    63,760    $   545,013   $        11    $   (22,603)   $   903,082
                                          ===========    ===========    ===========   ===========    ===========    ===========
Segment profit (loss):
   Loss from operations                   $  (184,462)   $   (11,790)   $   (61,455)  $    (3,201)   $        --    $  (260,908)
   Equity earnings (losses)                     1,035         (3,547)            --        (4,643)            --         (7,155)
   Income from investments                    282,815             --             --        20,233             --        303,048

   Add back - allocated charges from
     Williams                                   3,311            772          4,620           274             --          8,977
                                          -----------    -----------    -----------   -----------    -----------    -----------
Total segment profit (loss)               $   102,699    $   (14,565)   $   (56,835)  $    12,663    $        --    $    43,962
                                          ===========    ===========    ===========   ===========    ===========    ===========
Depreciation and amortization             $    53,759    $    13,808    $    28,168   $       127    $        --    $    95,862

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)



                                                          BROADBAND                     STRATEGIC
                                            NETWORK         MEDIA        SOLUTIONS     INVESTMENTS    ELIMINATIONS      TOTAL
                                          -----------    -----------    -----------    -----------    ------------   -----------
                                                                               (IN THOUSANDS)
SIX MONTHS ENDED JUNE 30, 1999
Revenues:
   External customers:
     Dark fiber                           $    71,927    $        --    $        --    $        --    $        --    $    71,927
     Capacity and other                       116,178         78,933             --         27,507             --        222,618
     New systems sales and upgrades                --             --        403,818             --             --        403,818
     Maintenance and customer
        service orders                             --             --        271,431             --             --        271,431
   Other                                           --             --         22,590             --             --         22,590
                                          -----------    -----------    -----------    -----------    -----------    -----------
   Total external customers                   188,105         78,933        697,839         27,507             --        992,384
   Affiliates                                   6,660             --          2,095             --             --          8,755
   Intercompany                                21,947          1,331             --            560        (23,838)            --
                                          -----------    -----------    -----------    -----------    -----------    -----------
Total segment revenues                    $   216,712    $    80,264    $   699,934    $    28,067    $   (23,838)   $ 1,001,139
                                          ===========    ===========    ===========    ===========    ===========    ===========
Costs of sales:
     Dark fiber                           $    54,189    $        --    $        --    $        --    $        --    $    54,189
     Capacity and other                       148,103         44,035             --         16,680             --        208,818
     New systems sales and upgrades                --             --        294,239             --             --        294,239
     Maintenance and customer service
       orders                                      --             --        143,505             --             --        143,505
     Indirect operating and maintenance            --             --         64,991             --             --         64,991
     Intercompany                                 308         15,436          5,360          2,734        (23,838)            --
                                          -----------    -----------    -----------    -----------    -----------    -----------
  Total cost of sales                     $   202,600    $    59,471    $   508,095    $    19,414    $   (23,838)   $   765,742
                                          ===========    ===========    ===========    ===========    ===========    ===========

  Segment loss:
     Loss from operations                 $   (55,190)   $   (14,006)   $   (21,866)   $   (39,228)   $        --    $  (130,290)
     Equity losses                                 --             --             --        (18,682)            --        (18,682)
     Add back - allocated charges from
       Williams                                 1,863            433          4,137            191             --          6,624
                                          -----------    -----------    -----------    -----------    -----------    -----------
  Total segment loss                      $   (53,327)   $   (13,573)   $   (17,729)   $   (57,719)   $        --    $  (142,348)
                                          ===========    ===========    ===========    ===========    ===========    ===========
  Depreciation and amortization           $    16,446    $    17,624    $    23,025    $     5,017    $        --    $    62,112


                                             TOTAL ASSETS
                                      --------------------------
                                        JUNE 30,    DECEMBER 31,
                                         2000           1999
                                      ----------    ------------
                                            (IN THOUSANDS)
Network                               $4,578,749     $4,079,803
Broadband Media                          226,836        347,959
Solutions                              1,176,693      1,537,630
Strategic Investments                    531,384        412,475
                                      ----------     ----------
  Total                               $6,513,662     $6,377,867
                                      ==========     ==========

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)

3.  ASSET SALES AND WRITE-OFFS

    During the second quarter of 1999, management determined that the businesses that provide audio and video conferencing services and closed-circuit video broadcasting services for businesses were held for sale. On June 30, 1999, WCG signed an agreement, which closed effective July 31, 1999, with Genesys, S.A. to sell its business that provided audio and video conferencing services. In addition, on July 31, 1999, WCG signed and closed an agreement with Cyberstar L.P. to sell its business that provided closed-circuit video broadcasting services for businesses. The proceeds from these transactions totaled approximately $50 million. In the second quarter of 1999, WCG's Strategic Investments unit recognized a pre-tax loss, included in other operating expenses, of $26.7 million. This loss consisted of a $22.8 million impairment of the assets to fair value based on the net sales proceeds and exit costs of $3.9 million consisting of contractual obligations related to the sales of these businesses. These transactions resulted in an income tax provision of approximately $7.9 million, which reflects the impact of goodwill not deductible for tax purposes. Losses from operations related to these assets for the three and six months ended June 30, 1999 were $5.0 million and $9.3 million, respectively. WCG recognized an additional $1.7 million impairment charge in other operating expense in the fourth quarter of 1999.

4. INCOME FROM INVESTMENTS

    In the second quarter of 2000, WCG recognized a gain of $214.7 million from the conversion of WCG's shares of common stock of Concentric Network Corporation into shares of common stock of NEXTLINK Communications, Inc. pursuant to a merger of those companies completed in June of 2000.

    In the first quarter of 2000, WCG recognized a $16.5 million gain related to the sale of part of WCG's interest in ATL-Algar Telecom Leste S.A. (ATL) to SBC Communications Inc. (SBC), which became a related party in the first quarter of 2000. The ATL gain resulted from a series of transactions during the first quarter of 2000 in which WCG sold a portion of its investment in ATL, which had a carrying value of $30 million, for approximately $168 million in cash. WCG recognized a gain on the sale of $16.5 million and deferred a gain of approximately $121 million associated with $150 million of the proceeds which were subsequently advanced to ATL.

    WCG sold a portion of its investment in certain marketable equity securities for gains of $36.6 million and $68.1 million for the three and six months ended June 30, 2000, respectively.

5.  PROVISION FOR INCOME TAXES

    The provision (benefit) for income taxes for the three and six months ended June 30, 2000 and 1999 includes:


                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                       JUNE 30,                        JUNE 30,
                              --------------------------     --------------------------
                                2000             1999           2000           1999
                              ----------      ----------     ----------      ----------
                                                  (IN THOUSANDS)
Current:
   Federal                    $       --      $       --     $      758      $       --
   State                              61              10             86              10
   Foreign                           636           1,829          1,155           2,791
                              ----------      ----------     ----------      ----------
                                     697           1,839          1,999           2,801
Deferred:
   Federal                        85,489          21,116         92,560          32,318
   State                          14,845           5,431         16,668          10,715
   Foreign                        (5,690)             --         (6,895)             --
                              ----------      ----------     ----------      ----------
                                  94,644          26,547        102,333          43,033
                              ----------      ----------     ----------      ----------
     Total provision          $   95,341      $   28,386     $  104,332      $   45,834
                              ==========      ==========     ==========      ==========

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)

    The tax provisions for the three and six months ended June 30, 2000 are significantly more than the provision expected from applying the federal statutory rate to pre-tax income primarily due to a valuation allowance established for uncertainties that may affect the utilization of loss carryforwards arising from application of the tax sharing agreement with Williams as well as state income taxes and the impact of net foreign losses not deductible for U.S. tax purposes. In addition, for the six months ended June 30, 2000, the tax provision is partially offset by a tax benefit from permanent basis differences on certain assets sold during the first quarter of 2000.

    The tax provisions for the three and six months ended June 30, 1999 are significantly more than the benefit expected from applying the federal statutory rate to the pre-tax loss primarily due to a valuation allowance established for uncertainties that may affect the utilization of loss carryforwards arising from application of the tax sharing agreement with Williams as well as state income taxes and the impact of goodwill not deductible for tax purposes related to assets impaired during the second quarter of 1999.

6. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Among other things, SAB No. 101 clarifies certain conditions regarding the culmination of an earnings process and customer acceptance requirements in order to recognize revenue. Prior to January 1, 2000, WCG's revenue recognition policy had been to recognize revenues on new systems sales and upgrades under the percentage of completion method. A portion of the revenues on the contracts were initially recognized upon delivery of equipment with the remaining revenues under the contract being recognized over the installation period based on the relationship of incurred labor to total estimated labor. In light of the new guidance issued in SAB No. 101, effective January 1, 2000, WCG changed its method of accounting for new systems sales and upgrades from the percentage of completion method to the completed contract method. The provisions of SAB No. 101 permit WCG to treat this change in accounting principle as a cumulative effect adjustment consistent with rules issued under Accounting Principles Board Opinion No. 20. The cumulative effect of the accounting change resulted in a charge to the first quarter of 2000 operating results of $25.4 million (net of income tax benefits of $14.9 million and minority interest of $17.2 million). WCG recognized $63.2 million and $201.4 million of revenue for the three and six months ended June 30, 2000, respectively, for contracts completed in 2000 that were previously reported under the percentage of completion method.

    Pro forma amounts, assuming the completed contract method is applied retroactively, are as follows:


                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                                      JUNE 30, 1999                   JUNE 30, 1999
                                             ----------------------------      ----------------------------
                                              Pro forma        Reported         Pro forma        Reported
                                             -----------      -----------      -----------      -----------
Net loss (thousands)                         $  (123,768)     $  (123,724)     $  (203,384)     $  (199,765)
Basic and diluted loss per share             $      (.31)     $      (.31)     $      (.51)     $      (.51)

7. LOSS PER SHARE

    For the periods presented, diluted loss per common share is the same as the basic calculation as the inclusion of any stock options would be antidilutive. Therefore, for the three and six months ended June 30, 2000, stock options of
8.1 million shares have been excluded from the computation of diluted loss per common share. For the three and six months ended June 30, 1999, no stock awards were excluded from the computation of diluted loss per common share as WCG had not granted any WCG common stock awards during this period.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)

8. LONG-TERM DEBT

Affiliates

    Long-term debt due to affiliates as of June 30, 2000 and December 31, 1999 consists of the following:


                                                        JUNE 30,     DECEMBER 31,
                                                         2000           1999
                                                       ---------     ------------
                                                            (IN THOUSANDS)
Williams note                                          $ 988,110      $ 988,110
Other                                                      7,184          7,048
                                                       ---------      ---------
                                                         995,294        995,158
Less current maturities                                  (27,163)       (14,404)
                                                       ---------      ---------
Long-term debt                                         $ 968,131      $ 980,754
                                                       =========      =========

    At June 30, 2000, the interest rate on outstanding borrowings from Williams was LIBOR plus 2.25%, or 8.91%. Of the total borrowings from Williams, $25 million has been classified as current at June 30, 2000, as quarterly principal payments begin in July of 2000, with no less than $25 million payable in each full fiscal year.

Third parties

    Long-term debt (excluding amounts due to affiliates) as of June 30, 2000 and December 31, 1999 consists of the following:


                                                                             JUNE 30,     DECEMBER 31,
                                                                               2000          1999
                                                                           -----------    ------------
                                                                                (IN THOUSANDS)
10.875% Senior redeemable notes, due October 1, 2009, (less
   unamortized discount of $10,793,000 and $11,117,000 for June
   30, 2000 and December 31, 1999,
   respectively)                                                           $ 1,489,207     $ 1,488,883
10.70% Senior redeemable notes, due October 1, 2007                            500,000         500,000
Other                                                                              498           1,268
                                                                           -----------     -----------
                                                                             1,989,705       1,990,151
Less current maturities                                                             --            (261)
                                                                           -----------     -----------
Long-term debt                                                             $ 1,989,705     $ 1,989,890
                                                                           ===========     ===========

    During the first quarter of 2000, Williams was removed as a guarantor under the $1.05 billion credit facility.

    Subsequent to June 30, 2000, WCG sold approximately $1.0 billion of senior redeemable notes in a private placement. The senior redeemable notes consist of $575.0 million of 11.70% and $425.0 million of 11.875% fixed-rate senior redeemable notes due August 1, 2008 and August 1, 2010, respectively. Interest on the notes is payable in arrears on February 1 and August 1 each year beginning February 1, 2001. WCG may prepay the notes at varying redemption premiums or make-whole prices, as defined.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)

9. COMPREHENSIVE LOSS

    Comprehensive loss for the three and six months ended June 30, 2000 and 1999 is as follows:


                                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                   JUNE 30,                       JUNE 30,
                                                            ------------------------      ------------------------
                                                              2000           1999           2000           1999
                                                            ---------      ---------      ---------      ---------
                                                                               (IN THOUSANDS)
Net loss                                                    $  (3,911)     $(123,724)     $(125,527)     $(199,765)
   Other comprehensive income (loss):
       Unrealized gains on securities                         199,289         11,017        339,864        125,674
       Less: reclassification adjustment for gains
           realized in net loss                              (251,292)            --       (282,815)            --
                                                            ---------      ---------      ---------      ---------
           Net unrealized gain (loss)                         (52,003)        11,017         57,049        125,674
           Foreign currency translation adjustments            (9,564)         1,625        (14,899)       (21,569)
                                                            ---------      ---------      ---------      ---------
   Other comprehensive income (loss) before
           taxes                                              (61,567)        12,642         42,150        104,105
   Income tax benefit (provision) on other
           comprehensive income (loss)                         20,186         (4,286)       (22,235)       (51,182)
                                                            ---------      ---------      ---------      ---------
                                                                                                         ---------
Comprehensive loss                                          $ (45,292)     $(115,368)     $(105,612)     $(146,842)
                                                            =========      =========      =========      =========

    In the first quarter of 2000, WCG entered into a derivative instrument that will expire in various stages throughout the remainder of 2000. Subsequent to June 30, 2000, WCG entered into additional derivative instruments which will expire by the fourth quarter of 2001. These derivative instruments are designed to hedge WCG's exposure to changes in the price of its investments in certain marketable equity securities. Changes in the fair value of the hedged marketable equity securities and the impact of the associated derivative instruments are reflected in accumulated other comprehensive income. The derivative instruments impact realized gains or losses from the sale of the hedged marketable equity securities.

10. CONTINGENCIES

    WCG and Williams Communications, Inc. (WCI), a wholly owned operating subsidiary of WCG, are named as defendants in various putative nationwide class actions brought on behalf of all landowners on whose property the plaintiffs have alleged WCG installed fiber-optic cable without the permission of the landowner. WCG believes that installation of the cable containing the single fiber network that crosses over or near the putative class members' land does not infringe on their property rights. WCG also does not believe that the plaintiffs have sufficient basis for certification of a class action.

    It is likely that WCG will be subject to other putative class action suits challenging its railroad or pipeline rights of way. WCG cannot quantify the impact of all such claims at this time. Thus, WCG cannot be certain that the plaintiffs' purported class action or other purported class actions, if successful, will not have a material adverse effect upon WCG's future financial position, results of operations or cash flows.

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

11. ASSET ACQUISITIONS FROM RELATED PARTY

    In June of 2000, WCG acquired SBC's interests in undersea communications cables between the United States and China, and between the United States and Japan, for a purchase price of approximately $111.4 million.

    WCG has entered into an agreement, which is expected to close in the third quarter of 2000, to acquire the long distance network assets of Ameritech Communications, Inc., a subsidiary of SBC, for a purchase price of $145 million.

12. RECENT ACCOUNTING STANDARDS

    The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard, as amended, will be effective for WCG beginning January 1, 2001. This standard requires that all derivatives be recognized as assets or liabilities in the balance sheet and that those instruments be measured at fair value. The effect of this standard on WCG's results of operations and financial position is being evaluated.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)

    The FASB issued Interpretation No. 43, "Real Estate Sales, an interpretation of SFAS No. 66," in June 1999. This interpretation considers dark fiber as integral equipment and accordingly title must transfer to a lessee in order for a lease transaction to be accounted for as a sales-type lease. After June 30, 1999, the effective date of FASB Interpretation No. 43, sales-type lease accounting is not appropriate for indefeasable rights of use, or IRUs, since IRUs generally do not transfer title to the fibers under lease to the lessee. Therefore, these transactions are being accounted for as operating leases unless title to the fibers under lease transfers to the lessee or the agreement was entered into prior to June 30, 1999. The effect of this interpretation on three and six months ended June 30, 2000 results was to decrease revenues by $31.1 million and $34.8 million, respectively, and increase net loss by $9.9 million and $11.4 million, respectively. However, WCG notes that authorative guidance on accounting for dark fiber leases is still evolving.

    The FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This interpretation modifies the current practice of accounting for certain stock award agreements and is generally effective beginning July 1, 2000. The initial impact of this interpretation on WCG's results of operations and financial position will not be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The table below summarizes WCG's consolidated results from operations for the three and the six months ended June 30, 2000 and 1999.


                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                            JUNE 30,                         JUNE 30,
                                                  ----------------------------      ----------------------------
                                                     2000              1999             2000            1999
                                                  -----------      -----------      -----------      -----------
                                                                          (IN THOUSANDS)
Revenues:
   Network                                        $   145,632      $    96,678      $   275,909      $   216,712
   Broadband media                                     41,800           40,877           82,678           80,264
   Solutions                                          339,343          359,464          712,512          699,934
   Strategic investments                                   --           13,157               --           28,067
   Eliminations                                       (11,667)         (11,198)         (22,603)         (23,838)
                                                  -----------      -----------      -----------      -----------
     Total revenues                                   515,108          498,978        1,048,496        1,001,139
Operating expenses:
   Cost of sales                                      436,894          375,995          903,082          765,742
   Selling, general and administrative                150,072          142,134          291,195          264,852
   Provision for doubtful accounts                     16,117            3,373           20,785           11,810
   Depreciation and amortization                       50,426           32,434           95,862           62,112
   Other                                               (1,354)          26,612           (1,520)          26,913
                                                  -----------      -----------      -----------      -----------
     Total operating expenses                         652,155          580,548        1,309,404        1,131,429
                                                  -----------      -----------      -----------      -----------
Loss from operations                              $  (137,047)     $   (81,570)     $  (260,908)     $  (130,290)
                                                  ===========      ===========      ===========      ===========



THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Consolidated results

    WCG experienced a net loss of $3.9 million for the three months ended June 30, 2000 compared to a net loss of $123.7 million for the same period in 1999, an improvement of $119.8 million from the prior period. The change in net loss included an increase in investing income of $265.0 million and a change in minority interest results of $7.2 million. These items were partially offset by an increase in loss from operations of $55.5 million, an increase in net interest expense of $30.6 million and an increase of $66.9 million to the tax provision.

    WCG's network unit accounted for $60.7 million and WCG's solutions unit accounted for $26.0 million of the increase in losses from operations. WCG's broadband media unit's and strategic investments unit's losses from operations decreased by $0.1 million and $31.1 million, respectively.

WCG's network unit

    The table below summarizes WCG's network unit's results from operations for the three and six months ended June 30, 2000 and 1999.


                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                         JUNE 30,                      JUNE 30,
                                                  ------------------------      ------------------------
                                                     2000          1999           2000           1999
                                                  ---------      ---------      ---------      ---------
                                                                     (IN THOUSANDS)
Revenues:
   Dark fiber                                     $  13,510      $  20,606      $  33,364      $  71,927
   Capacity and other                               115,891         62,505        215,149        116,178
   Affiliates                                         6,021          3,260          7,088          6,660
   Intercompany                                      10,210         10,307         20,308         21,947
                                                  ---------      ---------      ---------      ---------
     Total revenues                                 145,632         96,678        275,909        216,712
Operating expenses:
   Cost of sales                                    160,302         89,978        316,901        202,600
   Selling, general and administrative               49,681         29,594         90,222         52,814
   Provision for doubtful accounts                      457             30            781             40
   Depreciation and amortization                     28,935          8,956         53,759         16,446
   Other                                             (1,259)           (31)        (1,292)             2
                                                  ---------      ---------      ---------      ---------
     Total operating expenses                       238,116        128,527        460,371        271,902
                                                  ---------      ---------      ---------      ---------
Loss from operations                              $ (92,484)     $ (31,849)     $(184,462)     $ (55,190)
                                                  =========      =========      =========      =========
Equity earnings                                   $     675      $      --      $   1,035      $      --
                                                  =========      =========      =========      =========
Income from investments                           $ 251,292      $      --      $ 282,815      $      --
                                                  =========      =========      =========      =========

     WCG's network unit's revenues increased $48.9 million, or 51%, to $145.6 million for the three months ended June 30, 2000 from $96.7 million for the same period in 1999. The increase in revenues is primarily due to a $48.6 million increase related to data and voice services provided to the network unit's customers as the network unit continues to build its customer base and increase traffic on its network. The network unit also anticipates an increase in traffic related to the decision by the Federal Communications Commission announced at the end of the second quarter of 2000 allowing SBC to sell long-distance service in Texas. Network design and operational support revenues and dark fiber colocate and maintenance revenues contributed $11.6 million to the increased revenues. The increase in revenues is partially offset by $7.1 million lower revenues from dark fiber transactions entered into prior to June 30, 1999 and accordingly accounted for as sales-type leases and $3.6 million lower revenues from PowerTel. Capacity and other revenues for PowerTel were higher in 1999 as a result of focusing efforts in the reseller services arena, as opposed to 2000 efforts, which are focused more in the area of developing and serving facilities-based carriers, which typically yields higher margins.

    WCG's network unit's cost of sales exceeded its revenues by $14.7 million for the three months ended June 30, 2000. For the same period in 1999, WCG's network unit had a gross profit of $6.7 million. WCG's network unit's costs of sales increased $70.3 million, or 78%, to $160.3 million for the three months ended June 30, 2000 from $90.0 million for the same period in 1999. The increase in cost of sales is primarily due to a $45.5 million increase related to data and voice off-net capacity and local access connection costs in support of the revenue increase described above, $12.9 million of lease expense attributable to WCG's operating lease agreement covering a portion of WCG's fiber-optic network, $15.2 million of higher operating and maintenance expenses to support the increased revenues and future revenue streams and $3.3 million of higher ad valorem tax accruals, reflecting the increased asset base associated with the network build-out. These increases were partially offset by $8.8 million lower cost of sales associated with the reduced level of dark fiber transactions accounted for as sales-type leases.

    WCG's network unit's selling, general and administrative expenses increased $20.1 million, or 68%, to $49.7 million for the three months ended June 30, 2000 from $29.6 million for the same period in 1999 due primarily to an increase in the number of employees and the expansion of the infrastructure to support the network currently under construction.

    WCG's network unit's depreciation and amortization increased $19.9 million to $28.9 million for the three months ended June 30, 2000 from $9.0 million for the same period in 1999 primarily as a result of placing an additional 6,000 route miles of fiber in operation since June 30, 1999.

    Income from investments for the three months ended June 30, 2000 includes a gain of $214.7 million (before a tax provision impact of $82.1 million) from the conversion of WCG's shares of common stock of Concentric Network Corporation into shares of common stock of NEXTLINK Communications, Inc. pursuant to a merger of those companies completed in June of 2000 and gains of $36.6 million related to the sales of certain marketable equity securities.

WCG's broadband media unit

    The table below summarizes WCG's broadband media unit's results from operations for the three and six months ended June 30, 2000 and 1999.



                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                         JUNE 30,                   JUNE 30,
                                                  ----------------------      ----------------------
                                                    2000          1999          2000         1999
                                                  --------      --------      --------      --------
                                                                   (IN THOUSANDS)
Revenues                                          $ 41,800      $ 40,877      $ 82,678      $ 80,264
Operating expenses:
   Cost of sales                                    31,578        29,177        63,760        59,471
   Selling, general and administrative               9,091         8,857        16,735        16,709
   Provision for doubtful accounts                     195           225           201           474
   Depreciation and amortization                     6,951         8,747        13,808        17,624
   Other                                               (22)           (8)          (36)           (8)
                                                  --------      --------      --------      --------
     Total operating expenses                       47,793        46,998        94,468        94,270
                                                  --------      --------      --------      --------
Loss from operations                              $ (5,993)     $ (6,121)     $(11,790)     $(14,006)
                                                  ========      ========      ========      ========
Equity losses                                     $ (2,887)     $     --      $ (3,547)     $     --
                                                  ========      ========      ========      ========

    WCG's broadband media unit's results from operations reflect little change in this area of business. The increase in revenues reflects higher revenues from both media distribution and video transmission services. The increase in cost of sales reflects these increased revenues as well as increased headcount to support these services.

WCG's solutions unit

    The table below summarizes WCG's solutions unit's results from operations for the three and six months ended June 30, 2000 and 1999.


                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                              JUNE 30,                       JUNE 30,
                                                       ------------------------      ------------------------
                                                         2000           1999           2000           1999
                                                       ---------      ---------      ---------      ---------
                                                                               (IN THOUSANDS)
Revenues:
   New systems sales and upgrades                      $ 180,629      $ 210,208      $ 390,095      $ 403,818
   Maintenance and customer service orders               140,387        133,711        286,990        271,431
   Other                                                  16,911         14,694         32,111         22,590
   Affiliates                                                 13            851          1,123          2,095
   Intercompany                                            1,403             --          2,193             --
                                                       ---------      ---------      ---------      ---------
     Total revenues                                      339,343        359,464        712,512        699,934
Operating expenses:
   Cost of sales                                         256,674        258,799        545,013        508,095
   Selling, general and administrative                    89,525         96,166        181,172        179,533
   Provision for doubtful accounts                        15,465          3,036         19,803         11,115
   Depreciation and amortization                          14,474         12,285         28,168         23,025
   Other                                                     (70)          (152)          (189)            32
                                                       ---------      ---------      ---------      ---------
     Total operating expenses                            376,068        370,134        773,967        721,800
                                                       ---------      ---------      ---------      ---------
Loss from operations                                   $ (36,725)     $ (10,670)     $ (61,455)     $ (21,866)
                                                       =========      =========      =========      =========

    WCG's solutions unit's revenues decreased $20.2 million, or 6%, to $339.3 million for the three months ended June 30, 2000 from $359.5 million for the same period in 1999. The decreased revenues were attributable to a $29.6 million reduction in new systems sales and upgrades partially offset by a $6.7 million increase in maintenance and customer service orders and a $2.8 million increase in all other revenues. Effective January 1, 2000, WCG changed its method of accounting for its solutions unit's new systems sales and upgrades from the percentage of completion method to the completed contract method. On a pro forma basis, revenues for the three months ended June 30, 1999 under the completed contract method would have decreased $1.2 million to $358.3 million. The $19.0 million decrease in revenues for the three months ended June 30, 2000 compared to the pro forma revenues for the same period in 1999 is primarily due to the status and timing of when jobs closed, which was driven by lower orders in the first quarter of 2000 attributable to the Year 2000 date change.

    WCG's solutions unit's cost of sales decreased $2.1 million, or 1%, to $256.7 million for the three months ended June 30, 2000 from $258.8 million for the same period in 1999. WCG's solutions unit's gross profit decreased to $82.6 million for the three months ended June 30, 2000 from $100.7 million for the same period in 1999. On a pro forma basis, gross profit under the completed contract method for the three months ended June 30, 1999 would have decreased $0.1 million to $100.6 million and gross margin as a percentage of revenue would have been 28%. The decrease in gross margin as a percentage of revenue from the pro forma 28% for the three months ended June 30, 1999 to 24% for the three months ended June 30, 2000, is due primarily to increased installation and service costs and competitive pressures.

    WCG's solutions unit's selling, general and administrative expenses decreased $6.7 million, or 7%, to $89.5 million for the three months ended June 30, 2000 from $96.2 million for the same period in 1999. The decrease in selling, general and administrative expenses is primarily due to a $3.1 million second quarter 1999 Williams-wide stock performance incentive, a $2.7 million decrease in payroll related expenses and a $1.4 million decrease in support and information technology expense attributable to a reduction in contract labor associated with integrating new operating and financial systems.

     WCG's solutions unit's provision for doubtful accounts increased $12.5 million to $15.5 million for the three months ended June 30, 2000 from $3.0 million for the same period in 1999. The increase reflects increased aging in receivables. Collections on current billings are improving due to various initiatives underway to address these issues.

    WCG's solutions unit's depreciation and amortization increased $2.2 million, or 18%, to $14.5 million for the three months ended June 30, 2000 from $12.3 million for the same period in 1999. The increase is primarily attributable to depreciation on systems implemented in the third quarter of 1999.

WCG's strategic investments unit

    The table below summarizes WCG's strategic investments unit's results from operations for the three and six months ended June 30, 2000 and 1999.



                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                           JUNE 30,                       JUNE 30,
                                                  --------------------------      --------------------------
                                                     2000            1999            2000            1999
                                                  ----------      ----------      ----------      ----------
                                                                        (IN THOUSANDS)
Revenues                                          $       --      $   13,157      $       --      $   28,067
Operating expenses:
   Cost of sales                                           7           9,239              11          19,414
   Selling, general and administrative                 1,775           7,517           3,066          15,796
   Provision for doubtful accounts                        --              82              --             181
   Depreciation and amortization                          66           2,446             127           5,017
   Other                                                  (3)         26,803              (3)         26,887
                                                  ----------      ----------      ----------      ----------
     Total operating expenses                          1,845          46,087           3,201          67,295
                                                  ----------      ----------      ----------      ----------
Loss from operations                              $   (1,845)     $  (32,930)     $   (3,201)     $  (39,228)
                                                  ==========      ==========      ==========      ==========
ATL and other equity losses                       $   (1,876)     $   (8,523)     $   (4,643)     $  (18,682)
                                                  ==========      ==========      ==========      ==========
Income from investments                           $       34      $       --      $   20,233      $       --
                                                  ==========      ==========      ==========      ==========

    WCG's strategic investments unit sold its audio and video conferencing services and closed-circuit video broadcasting services business in the third quarter of 1999 for which WCG recognized a pre-tax loss of $26.7 million, included in other operating expense, in the second quarter of 1999. The remaining portion of WCG's learning content business was also sold in the fourth quarter of 1999. This unit also abandoned a business that provided wireless remote monitoring and meter reading equipment and related services to industrial and commercial customers in the fourth quarter of 1999. As a result, for the three months ended June 30, 2000, WCG's strategic investments unit had no revenues or cost of sales and significantly reduced selling, general and administrative expenses and depreciation and amortization expenses. The costs incurred in the 2000 period represent costs associated with managing WCG's equity investments in this business unit.

    WCG's strategic investments unit's equity losses decreased $6.6 million, or 78%, to $1.9 million for the three months ended June 30, 2000 from $8.5 million for the same period in 1999 primarily due to a decreased equity ownership of ATL.

Consolidated non-operating items

    WCG's net interest expense for the three months ended June 30, 2000 increased $30.6 million from the same period in 1999 as a result of increased borrowings at higher interest rates to finance operations and capital expenditures, partially offset by increased interest capitalized related to assets under construction. WCG's total debt has increased $1.6 billion from June 30, 1999 to June 30, 2000, which primarily reflects the $2.0 billion principal amount of senior redeemable notes issued in October 1999.

    WCG's interest and other investing income increased $9.3 million to $13.0 million for the three months ended June 30, 2000 from $3.7 million for the same period in 1999. This increase is due to interest earned on short-term investments, which were purchased with proceeds from the October 1999 offerings and concurrent investments.

    The change in minority interest increased $7.2 million for the three months ended June 30, 2000 compared to the same period in 1999 of which $9.6 million is attributable to the solutions unit, partially offset by a $2.4 million decrease attributable to PowerTel.

    WCG recorded a tax provision of $95.3 million for the three months ended June 30, 2000 compared to a $28.4 million tax provision for the same period in 1999, resulting in an increase in the provision of $66.9 million. The increase is due primarily to a deferred tax provision of $82.1 million relating to the gain recognized on the conversion of WCG's shares of common stock of Concentric Network Corporation into shares of common stock of NEXTLINK Communications, Inc. pursuant to a merger of those companies completed in June of 2000.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Consolidated results

    WCG experienced a net loss of $125.5 million for the six months ended June 30, 2000 compared to a net loss of $199.8 million for the same period in 1999, an improvement of $74.3 million from the prior period. The change in net loss included an increase in investing income of $349.5 million and a change in minority interest results of $14.1 million. These items were partially offset by an increase in loss from operations of $130.6 million, an increase in net interest expense of $75.7 million, a cumulative effect of a change in accounting principle of $25.4 million and an increase of $58.5 million to the tax provision.

    WCG's network unit accounted for $129.3 million and WCG's solutions unit accounted for $39.5 million of the increase in losses from operations. WCG's broadband media unit's and strategic investments unit's losses from operations decreased by $2.2 million and $36.0 million, respectively.

WCG's network unit

     WCG's network unit's revenues increased $59.2 million, or 27%, to $275.9 million for the six months ended June 30, 2000 from $216.7 million for the same period in 1999. The increase in revenues is primarily due to a $95.2 million increase related to data and voice services provided to the network unit's customers as the network unit continues to build its customer base and increase traffic on its network. The network unit also anticipates an increase in traffic related to the decision by the Federal Communications Commission announced at the end of the second quarter of 2000 allowing SBC to sell long-distance service in Texas. Network design and operational support revenues and dark fiber colocate and maintenance revenues contributed $10.4 million to the increased revenues. The increase in revenues is partially offset by $38.6 million lower revenues from dark fiber transactions entered into prior to June 30, 1999 and accordingly accounted for as sales-type leases and $7.8 million lower revenues from PowerTel. Capacity and other revenues for PowerTel were higher in 1999 as a result of focusing efforts in the reseller services arena, as opposed to 2000 efforts, which are focused more in the area of developing and serving facilities-based carriers which typically yields higher margins.

    WCG's network unit's cost of sales exceeded its revenues by $41.0 million for the six months ended June 30, 2000. For the same period in 1999, WCG's network unit had a gross profit of $14.1 million. WCG's network unit's costs of sales increased $114.3 million, or 56%, to $316.9 million for the six months ended June 30, 2000 from $202.6 million for the same period in 1999. The increase in cost of sales is primarily due to a $88.1 million increase related to data and voice off-net capacity costs in support of the revenue increase described above, $25.1 million of lease expense attributable to WCG's operating lease agreement covering a portion of WCG's fiber-optic network, $34.6 million of higher operating and maintenance expenses to support the increased revenues and future revenue streams and $6.6 million of higher ad valorem tax accruals, reflecting the increased asset base associated with the network build-out. These increases were partially offset by $36.2 million lower cost of sales associated with the reduced level of dark fiber transactions accounted for as sales-type leases.

    WCG's network unit's selling, general and administrative expenses increased $37.4 million, or 71%, to $90.2 million for the six months ended June 30, 2000 from $52.8 million for the same period in 1999 due primarily to an increase in the number of employees and the expansion of the infrastructure to support the network currently under construction.

    WCG's network unit's depreciation and amortization increased $37.4 million to $53.8 million for the six months ended June 30, 2000 from $16.4 million for the same period in 1999 as a result of placing an additional 6,000 route miles of fiber in operation since June 30, 1999.

    Income from investments for the six months ended June 30, 2000 includes a gain of $214.7 million (before a tax provision impact of $82.1 million) from the conversion of WCG's shares of common stock of Concentric Network Corporation into shares of common stock of NEXTLINK Communications, Inc. pursuant to a merger of those companies completed in June of 2000 and gains of $68.1 million related to the sales of certain marketable equity securities.

WCG's broadband media unit

    WCG's broadband media unit's results from operations reflect little change in this area of business. The increase in revenues reflects higher revenues from both media distribution and video transmission services. The increase in cost of sales reflects these increased revenues as well as increased headcount to support these services and higher transponder costs.

WCG's solutions unit

    WCG's solutions unit's revenues increased $12.6 million, or 2%, to $712.5 million for the six months ended June 30, 2000 from $699.9 million for the same period in 1999. The increased revenues were attributable to a $15.6 million increase in maintenance and customer service orders and a $10.7 million increase in other revenues, partially offset by a $13.7 million decrease in new systems sales and upgrades. On a pro forma basis, revenues for the six months ended June 30, 1999 under the completed contract method would have decreased $29.8 million to $670.1 million. The $42.4 million increase in revenues for the six months ended June 30, 2000 compared to pro forma revenues for the same period in 1999 is primarily due to the status and timing of when jobs closed.

    WCG's solutions unit's cost of sales increased $36.9 million, or 7%, to $545.0 million for the six months ended June 30, 2000 from $508.1 million for the same period in 1999. WCG's solutions unit's gross profit decreased to $167.5 million for the six months ended June 30, 2000 from $191.8 million for the same period in 1999. On a pro forma basis, gross profit under the completed contract method for the six months ended June 30, 1999 would have decreased $8.2 million to $183.6 million and gross margin as a percentage of revenue would have been 27%. The decrease in gross margin as a percentage of revenue from the pro forma 27% for the six months ended June 30, 1999 to 24% for the six months ended June 30, 2000, is due primarily to increased installation and service costs and competitive pressures.

    WCG's solutions unit's selling, general and administrative expenses increased $1.7 million, or 1%, to $181.2 million for the six months ended June 30, 2000 from $179.5 million for the same period in 1999. The increase in selling, general and administrative expenses is primarily due to a $4.2 million increase related to higher technological and infrastructure support costs associated with business integration issues and the implementation of new systems, a $2.1 million increase related to brand advertising and a $1.4 million increase related to facility relocations, partially offset by a $3.3 million decrease in payroll related expenses and a $2.6 million decrease in Williams-wide stock performance incentives.

     WCG's solutions unit's provision for doubtful accounts increased $8.7 million, or 78%, to $19.8 million for the six months ended June 30, 2000 from $11.1 million for the same period in 1999. The increase reflects increased aging in receivables. Collections on current billings are improving due to various initiatives underway to address these issues.

    WCG's solutions unit's depreciation and amortization increased $5.2 million, or 23%, to $28.2 million for the six months ended June 30, 2000 from $23.0 million for the same period in 1999. The increase is primarily attributable to depreciation on systems implemented in the third quarter of 1999.

WCG's strategic investments unit

    WCG's strategic investments unit sold its audio and video conferencing services and closed-circuit video broadcasting services business in the third quarter of 1999 for which WCG recognized a pre-tax loss of $26.7 million, included in other operating expense, in the second quarter of 1999. The remaining portion of WCG's learning content business was also sold in the fourth quarter of 1999. This unit also abandoned a business that provided wireless remote monitoring and meter reading equipment and related services to industrial and commercial customers in the fourth quarter of 1999. As a result, for the six months ended June 30, 2000, WCG's strategic investments unit had no revenues or cost of sales and significantly reduced selling, general and administrative expenses and depreciation and amortization expenses. The costs incurred in the 2000 period represent costs associated with managing WCG's equity investments in this business unit.

    WCG's strategic investments unit's equity losses decreased $14.1 million, or 75%, to $4.6 million for the six months ended June 30, 2000 from $18.7 million for the same period in 1999. The decrease is primarily due to WCG's decreased equity ownership of ATL, which contributed $7.3 million to the decrease in equity losses, and lower losses from ATL operations, which contributed an additional $7.2 million.

    WCG's strategic investments unit's income from investments increased $20.2 million as a result of a $16.5 million gain related to the sale of part of its interest in ATL and receipt of a $3.7 million dividend. The ATL gain resulted from a series of transactions during the first quarter of 2000 in which WCG sold a portion of its investment in ATL, which had a carrying value of $30 million, for approximately $168 million in cash. WCG recognized a gain on the sale of $16.5 million and deferred a gain of approximately $121 million associated with $150 million of the proceeds which were subsequently advanced to ATL.

Consolidated non-operating items

    WCG's net interest expense for the six months ended June 30, 2000 increased $75.7 million from the same period in 1999 as a result of increased borrowings at higher interest rates to finance operations and capital expenditures, partially offset by increased interest capitalized related to assets under construction. WCG's total debt has increased $1.6 billion from June 30, 1999 to June 30, 2000, which primarily reflects the $2.0 billion principal amount of senior redeemable notes issued in October 1999.

    WCG's interest and other investing income increased $34.9 million to $39.7 million for the six months ended June 30, 2000 from $4.8 million for the same period in 1999. This increase is due to interest earned on short-term investments, which were purchased with proceeds from the October 1999 offerings and concurrent investments.

    The change in minority interest increased $14.0 million for the six months ended June 30, 2000 compared to the same period in 1999 of which $15.0 million is attributable to the solutions unit, partially offset by a $1.0 million decrease attributable to PowerTel.

    WCG recorded a tax provision of $104.3 million for the six months ended June 30, 2000 compared to a $45.8 million provision for the same period in 1999, resulting in an increase in the provision of $58.5 million. The increase is due primarily to a deferred tax provision of $82.1 million relating to the gain recognized on the conversion of WCG's shares of common stock of Concentric Network Corporation into shares of common stock of NEXTLINK Communications, Inc. pursuant to a merger of those companies completed in June of 2000, partially offset by a tax benefit from permanent basis differences on certain assets sold during the first quarter of 2000.

    The cumulative effect of a change in accounting principle of $25.4 million in 2000 results from WCG's solutions unit's change in revenue recognition policy from the percentage of completion method to the completed contract method.

LIQUIDITY AND CAPITAL RESOURCES

    Cash used by operating activities was $173.1 million for the six months ended June 30, 2000 which includes cash received from dark fiber transactions of $108.2 million. WCG anticipates that, excluding the impact of dark fiber transactions, its operating activities will result in negative cash flow at least through the end of 2000 and that capital expenditures, debt service obligations and other cash needs will continue to exceed cash from operations as WCG completes, expands and enhances its network.

Cash sources

    As of June 30, 2000, WCG has approximately $327.8 million of cash and short-term investments and a $1.05 billion commitment under its credit facility. In addition, subsequent to June 30, 2000, WCG sold approximately $1.0 billion of senior redeemable notes in a private placement, of which net proceeds were approximately $970.6 million. WCG's credit facility consists of a $525 million seven-year multi-draw amortizing term loan facility and a $525 million six-year senior reducing revolving credit facility. WCG may borrow under the term loan facility for a one-year period ending on September 7, 2000, and WCG may borrow under the revolving credit facility throughout its six-year term. However, WCG's ability to borrow under the credit facility is dependent upon compliance with specified covenants and conditions. Although WCG's credit facility provides for a total commitment of $1.05 billion, based on its ratio of debt to contributed capital of approximately 0.64 to 1.00 as of June 30, 2000, after giving effect to the private placement, WCG estimates that only $219 million could be borrowed under the credit facility without issuing additional equity or amending its credit facility.

    Included on WCG's balance sheet is a long-term investment portfolio which totals $1.2 billion at June 30, 2000. Included in this portfolio are marketable equity securities classified as available for sale with a market value of approximately $574 million as of June 30, 2000, some of which may be disposed of from time to time.

     Subsequent to June 30, 2000, Williams announced that its board of directors had authorized its management to pursue a course of action that, if successful, would lead to a complete separation of WCG from Williams' energy business. Williams further announced that the Internal Revenue Service had issued a favorable ruling on a proposed tax free spin-off to accomplish the separation. The ruling would permit a tax-free distribution of WCG stock to Williams' shareholders in what is commonly known as a spin-off transaction. Under this form of transaction, each Williams shareholder would get a proportionate number of WCG shares. Under the ruling, the action is expected to take place within the next 12 months in order to preserve the ruling, unless it is extended or modified in the future. The terms of WCG's credit facility require Williams to hold at least 75% of the voting power of WCG's outstanding voting stock or at least 65% of WCG's issued and outstanding capital. Accordingly, depending upon the course and timing of action taken that results in the separation of the businesses, WCG may be required to seek the consent of its lenders.

     As a result of the announcement by Williams of its intention to separate its businesses, Standard & Poor's downgraded WCG's corporate credit and bank loan rating from "BB" to "BB-minus" and WCG's senior unsecured debt rating from "BB-minus" to "B-plus." In addition, Moody's Investor Service announced that, due to WCG's intention to increase its capital expenditure program and WCG's expectation that WCG will turn EBITDA positive in 2001, rather than 2000, combined with the heightened leverage associated with the issuance of the notes, it has revised its outlook for WCG to stable from positive.

Cash uses

    WCG's primary anticipated cash need is funding capital expenditures for its network unit. WCG expects to spend $2.8 billion for capital expenditures in 2000 for its network unit primarily to construct and light its 33,000 mile nationwide intercity network, enhance the capacity and functionality of this network, provide local access services, expand its domestic network and provide connectivity for overseas customers to its domestic network. As of June 30, 2000, WCG has spent $1.4 billion on capital expenditures for its network unit.

    WCG expects to spend $165 million in capital expenditures in 2000 for its solutions, broadband media, and strategic investments units and for its corporate departments, of which $40.2 million has been spent as of June 30, 2000.

    PowerTel and ATL are both seeking credit facilities to finance their operations. Although PowerTel and ATL endeavor to obtain financing without loans, credit support or additional contributions from WCG, financing arrangements currently under consideration would require WCG to provide limited credit support or additional capital contributions.

    Under its asset defeasance program, WCG is obligated to make annual lease payments totaling approximately $50 million during 2000, of which approximately $25.1 million has been paid as of June 30, 2000.

    At June 30, 2000, WCG's outstanding long-term debt consisted of $988 million principal amount under the Williams note; $500 million of its 10.70% senior redeemable notes due 2007; and $1.5 billion principal amount of its 10.875% senior redeemable notes due 2009. Scheduled principal payment obligations under the Williams note total $12.5 million in 2000. Scheduled interest payment obligations under the Williams note and its 10.70% and 10.875% senior redeemable notes total approximately $337 million in 2000, of which approximately $168.5 million has been paid as of June 30, 2000. There are no scheduled interest or principal payment obligations in 2000 on the senior redeemable notes sold in a private placement subsequent to June 30, 2000. Interest on these notes is payable semi-annually beginning February 1, 2001.

    The cost of completing, expanding and enhancing WCG's fiber-optic network, as well as operating its business, depends on a variety of factors. Actual costs may vary from expected amounts, and such variances could be material. Factors that could cause a variance include WCG's ability to successfully negotiate construction contracts, its ability to generate sufficient sales to customers, changes in the competitive environment of the markets that it serves, and changes in technology. Any variation could impact WCG's future capital requirements.

    WCG currently estimates that the implementation of its business plan will require $5.8 billion in capital expenditures in 2000 and 2001, of which approximately $1.45 billion has been spent as of June 30, 2000. The $5.8 billion of capital expenditures includes approximately $5.4 billion for WCG's network unit. In order to meet its future cash requirements, WCG may issue additional debt or equity securities, secure additional credit facilities, sell or dispose of existing businesses or investments, sell or lease dark fiber or access to its conduits, or seek funds from other sources. WCG may not be able to secure any such financing, if and when it is needed, on terms acceptable to WCG or at all. If WCG is unable to obtain the necessary funds, it may be forced to scale back or defer its planned capital expenditures, which could result in a reduction of the scope of its planned operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

    WCG's interest rate risk exposure related to its short-term investments has been greatly reduced due to the substantial liquidation of WCG's short-term investment portfolio from $1.4 billion at December 31, 1999 to $33 million at June 30, 2000. However, subsequent to June 30, 2000, WCG received net proceeds from the sale of senior redeemable notes in a private placement of $1.0 billion which was invested primarily in short-term debt securities.

FOREIGN CURRENCY RISK

    In the first quarter of 2000, WCG advanced approximately $150 million to ATL, denominated in Brazilian reals, which subjects WCG to foreign currency fluctuations. The value of the advance is $143.7 million based on the current exchange rate of the Brazilian real to the U.S. dollar at June 30, 2000.

    Management has historically not utilized derivatives or other financial instruments to hedge the risk associated with the movement in foreign currencies. However, management continually monitors fluctuations in these currencies and will consider the use of derivative financial instruments or employment of other investment alternatives if cash flows or investment returns so warrant.

EQUITY PRICE RISK

    Equity price risk primarily arises from investments in publicly traded telecommunications-related companies. These investments are carried at fair value and approximate nine percent and five percent of WCG's total assets at June 30, 2000 and December 31, 1999, respectively. These investments have the potential to impact WCG's financial position due to movements in the price of these equity securities. Prior to January 1, 2000, WCG had not utilized derivatives or other financial instruments to hedge the risk associated with the movement in the price of these equity securities. However, WCG has entered into a derivative instrument which will expire in various stages throughout the remainder of 2000 and is designed to hedge the exposure to changes in the price of certain marketable equity securities. It is reasonably possible that the prices of the equity securities in WCG's marketable equity securities portfolio could experience a 30% increase or decrease in the near term. Assuming a 30% increase or decrease in prices, the value of WCG's marketable equity securities portfolio at June 30, 2000, which is included in investments in the Consolidated Balance Sheet, would increase or decrease by approximately $160.1 million or $168.3 million, respectively. Subsequent to June 30, 2000, WCG entered into additional derivative instruments which will expire by the fourth quarter of 2001. Taking into consideration these additional derivative instruments, nearly half of WCG's marketable equity securities portfolio would have been hedged at June 30, 2000.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In July of 2000, All-Phase Utility Corp. amended its complaint in a matter originally filed in June of 1999 against WCI in the United States District Court for Oregon. In the amended complaint, All-Phase alleges actual damages of at least $236.5 million plus punitive damages of an additional amount equal to double the amount of actual damages. All-Phase alleges that WCI failed to engage All-Phase to provide certain route design services and that a portion of WCI's Eugene, Oregon to Bandon, Oregon route is based on information developed by All-Phase. All-Phase alleges that its damages include loss of profit from the construction it believes it would have performed for WCI and lost revenue from leases of fiber-optic cable and conduit. WCI intends to refute the allegations and to vigorously defend this lawsuit. WCG does not believe that the ultimate resolution of this matter will have a material adverse effect upon its future financial position, results of operations or cash flows.

    For information regarding other legal proceedings, see WCG's Annual Report on Form 10-K/A for the year ended December 31, 1999.

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

    WCG has used all of the net equity and debt proceeds as follows: approximately $1.13 billion was used to repay borrowings under credit facilities, approximately $2.13 billion was used for capital expenditures primarily related to the construction of WCG's network, approximately $113.2 million was used to pay interest primarily related to the senior redeemable notes and the remaining was used for working capital and other general corporate purposes.

    An additional 36,000,000 shares of Class A common stock were registered on Form S-8 (No. 333-88339), and amendment thereto, effective October 1, 1999, which are issuable by WCG pursuant to the WCG 1999 Stock Plan.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The first Annual Meeting of Stockholders of WCG was held on May 18, 2000. At the Annual Meeting, three individuals were elected as directors of WCG and seven individuals continue to serve as directors pursuant to their prior election. In addition, the appointment of Ernst & Young LLP as the independent auditor of WCG for 2000 was ratified.

    A tabulation of the voting at the Annual Meeting with respect to the matters indicated is as follows:

Election of Directors

                                                     Against or
     Name                          For                Withheld
     ----                          ---                --------
J. Cliff Eason                 4,012,958,803           131,424
Michael P. Johnson, Sr         4,012,958,703           131,524
Cuba Wadlington, Jr            4,012,958,703           131,524

Ratification of Appointment of Independent Auditor


                                     Against or
            For                       Withheld                  Abstain
            ---                      ----------                 -------
       4,012,925,596                   107,416                   57,215


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   The exhibits listed below are filed as part of this report

       10.60.1 Amendment No. 1 to the Credit Agreement (EDGAR version only)

       10.60.2 Amendment No. 2 to the Credit Agreement (EDGAR version only)

       12      Computation of Ratio of Earnings to Fixed Charges

       27.1 Financial Data Schedule - Six Months Ended June 30, 2000 (EDGAR version only)

       27.2 Restated Financial Data Schedule - Six Months Ended June 30, 1999 (EDGAR version only)

(b)   During the second quarter of 2000, WCG did not file a Form 8-K.

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


                                        WILLIAMS COMMUNICATIONS GROUP, INC.
                                        -----------------------------------
                                        (Registrant)




                                        /s/  Ken Kinnear
                                        -----------------------------------
                                        Ken Kinnear
                                        Controller
                                        (Duly Authorized Officer and
                                        Principal Accounting Officer)


August 10, 2000

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  10.60.1   Amendment No. 1 to the Credit Agreement (EDGAR version only)

  10.60.2   Amendment No. 2 to the Credit Agreement (EDGAR version only)

  12        Computation of Ratio of Earnings to Fixed Charges

  27.1 Financial Data Schedule - Six Months Ended June 30, 2000 (EDGAR version only)

  27.2     Restated Financial Data Schedule - Six Months Ended June 30, 1999
           (EDGAR version only)