Form 10-Q
period 2000-09-30
WILLIAMS COMMUNICATIONS GROUP INC
filed 2000-11-08
CIK 1044583

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 1O-Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


                           CLASS                              OUTSTANDING AT OCTOBER 31, 2000
           CLASS A Common Stock, $0.01 par value                      68,227,049 Shares
           CLASS B Common Stock, $0.01 par value                     395,434,965 Shares

                                      INDEX

PART I. FINANCIAL INFORMATION

                                                                                                                       PAGE
                                                                                                                       ----
   ITEM 1. FINANCIAL STATEMENTS
     Consolidated Statements of Operations for the Three and Nine Months Ended September 30,
       2000 and 1999...............................................................................................      2
     Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999....................................      3
     Consolidated Statements of Cash Flows for the Nine Months Ended September 30,
       2000 and 1999...............................................................................................      4
     Notes to Consolidated Financial Statements....................................................................      5
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
     OPERATIONS....................................................................................................     16
   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................     25

PART II. OTHER INFORMATION

   ITEM 1. LEGAL PROCEEDINGS.......................................................................................     26
   ITEM 2. CHANGES IN SECURITIES...................................................................................     26
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K........................................................................     27

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

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                                      ----------------------------    ----------------------------
                                                          2000            1999            2000            1999
                                                      ------------    ------------    ------------    ------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues                                              $    533,773    $    498,340    $  1,582,269    $  1,499,479
Operating expenses:
   Cost of sales                                           461,848         391,338       1,364,930       1,157,080
   Selling, general and administrative                     145,745         137,732         436,940         402,584
   Provision for doubtful accounts                           7,600           5,318          28,385          17,128
   Depreciation and amortization                            60,148          34,226         156,010          96,338
   Other                                                       286             444          (1,234)         27,357
                                                      ------------    ------------    ------------    ------------
     Total operating expenses                              675,627         569,058       1,985,031       1,700,487
                                                      ------------    ------------    ------------    ------------
Loss from operations                                      (141,854)        (70,718)       (402,762)       (201,008)
Interest accrued                                          (103,731)        (29,601)       (264,377)        (58,634)
Interest capitalized                                        51,431           6,953         116,172          15,751
Investing income:
   Interest and other                                       10,572             (33)         50,300           4,729
   Equity losses                                            (2,593)         (9,465)         (9,748)        (28,147)
   Income from investments                                  20,210              --         323,258              --
Minority interest in loss of consolidated
   subsidiaries                                              9,652           7,936          34,979          19,208
Other income (loss), net                                       131             165             178            (593)
                                                      ------------    ------------    ------------    ------------
Loss before income taxes and cumulative
   effect of change in accounting principle               (156,182)        (94,763)       (152,000)       (248,694)
Benefit (provision) for income taxes                         6,239           8,850         (98,093)        (36,984)
                                                      ------------    ------------    ------------    ------------
Loss before cumulative effect of change in
   accounting principle                                   (149,943)        (85,913)       (250,093)       (285,678)
Cumulative effect of change in accounting principle             --              --         (25,377)             --
                                                      ------------    ------------    ------------    ------------
Net loss                                                  (149,943)        (85,913)       (275,470)       (285,678)
Preferred stock dividends and amortization of
   preferred stock issuance costs                             (540)             --            (540)             --
                                                      ------------    ------------    ------------    ------------
Net loss available to common stockholders             $   (150,483)   $    (85,913)   $   (276,010)   $   (285,678)
                                                      ============    ============    ============    ============

Basic and diluted loss per share:
   Loss available to common stockholders before
     cumulative effect of change in accounting        $       (.32)   $       (.22)   $       (.54)   $       (.72)
     principle
   Cumulative effect of change in accounting
     principle                                                  --              --            (.05)             --
                                                      ------------    ------------    ------------    ------------
   Net loss available to common stockholders          $       (.32)   $       (.22)   $       (.59)   $       (.72)
                                                      ============    ============    ============    ============

   Weighted average shares outstanding                     464,135         395,435         464,058         395,435



                             See accompanying notes.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                                     2000            1999
                                                                                 -------------   ------------
                                                                                   (IN THOUSANDS)
ASSETS
Current assets:
   Cash and cash equivalents                                                     $    174,917    $    494,301
   Short-term investments                                                             921,018       1,419,762
   Receivables less allowance of $74,901,000 ($44,556,000 in 1999)                    745,509         599,713
   Costs (and estimated earnings in 1999) in excess of billings                       104,446         166,738
   Inventories                                                                         85,467          86,583
   Deferred income taxes                                                               36,008          39,507
   Other                                                                               34,221          23,967
                                                                                 ------------    ------------
Total current assets                                                                2,101,586       2,830,571
Investments                                                                         1,475,696         786,046
Property, plant and equipment, net of accumulated depreciation of
   $371,334,000 ($265,268,000 in 1999)                                              4,550,746       2,149,463
Goodwill and other intangibles, net of accumulated amortization of
   $123,413,000 ($106,622,000 in 1999)                                                340,401         358,809
Other assets and deferred charges                                                     341,723         252,978
                                                                                 ------------    ------------
Total assets                                                                     $  8,810,152    $  6,377,867
                                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                                 $     38,185    $         --
   Accounts payable                                                                   405,195         267,690
   Due to affiliates                                                                   75,242          44,648
   Deferred income                                                                    160,965         112,437
   Accrued liabilities                                                                584,866         491,937
   Billings in excess of costs (and estimated earnings in 1999)                        54,758          50,712
   Long-term debt due within one year:
     Affiliates                                                                        27,283          14,404
     Other                                                                                582             261
                                                                                 ------------    ------------
Total current liabilities                                                           1,347,076         982,089
Long-term debt:
   Affiliates                                                                         961,813         980,754
   Other                                                                            3,511,753       1,989,890
Deferred income taxes                                                                 301,342         109,046
Other liabilities and deferred income                                                 396,507          81,988
Minority interest in consolidated subsidiaries                                         62,173         121,500
Contingent liabilities and commitments
 6.75% redeemable cumulative convertible preferred stock, $0.01 par value, 5.0 million shares and no shares outstanding in 2000 and 1999, respectively,
   aggregate liquidation preference of $250,000,000                                   240,524              --
Stockholders' equity:
   Class A common stock, $0.01 par value, 1 billion shares
     authorized, 68.2 million shares outstanding in 2000 and 1999                         682             682
   Class B common stock, $0.01 par value, 500 million shares
     authorized, 395.4 million shares outstanding in 2000 and 1999                      3,954           3,954
   Capital in excess of par value                                                   2,662,544       2,659,927
   Accumulated deficit                                                               (952,331)       (676,861)
   Accumulated other comprehensive income                                             274,115         124,898
                                                                                 ------------    ------------
Total stockholders' equity                                                          1,988,964       2,112,600
                                                                                 ------------    ------------
Total liabilities and stockholders' equity                                       $  8,810,152    $  6,377,867
                                                                                 ============    ============



                             See accompanying notes.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                             -------------------------------
                                                                  2000             1999
                                                             -------------    --------------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES
Net loss                                                      $   (275,470)   $   (285,678)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Cumulative effect of change in accounting principle              25,377              --
   Depreciation                                                    135,027          72,934
   Amortization of goodwill and other intangibles                   20,983          23,404
   Provision for deferred income taxes                              95,906          35,805
   Provision for doubtful accounts                                  28,385          17,128
   Equity losses                                                     9,748          28,147
   Loss on sales of property and other assets                          604          26,792
   Gain on sales of investments                                   (124,852)             --
   Gain on conversion of common stock investment                  (214,732)             --
   Write-down of  investments                                       20,025              --
   Minority interest in loss of consolidated subsidiaries          (34,979)        (19,208)
   Cash provided (used) by changes in:
     Receivables                                                  (180,414)       (194,036)
     Costs (and estimated earnings in 1999) in excess of
        billings                                                    62,292          20,738
     Inventories                                                       754         (47,056)
     Other current assets                                           (9,617)           (860)
     Accounts payable                                              148,856          47,081
     Current deferred income                                        48,528          68,676
     Accrued liabilities                                           (29,103)          1,094
     Billings in excess of costs (and estimated earnings
        in 1999)                                                     4,046            (865)
     Due to/from affiliates                                         30,594           7,970
     Long-term deferred income                                     190,382          13,374
     Other                                                         (14,027)         13,339
                                                              ------------    ------------
Net cash used in operating activities                              (61,687)       (171,221)
FINANCING ACTIVITIES
Proceeds from notes payable                                         38,185              --
Proceeds from long-term debt                                     1,633,086       2,377,901
Payments on long-term debt                                        (111,421)     (1,246,049)
Proceeds from issuance of common stock, net of expenses              3,157              --
Proceeds from issuance of preferred stock, net of expenses         240,500              --
Debt issue costs                                                   (28,664)        (21,963)
Capital contributions from parent                                       --          91,290
Contribution to subsidiary from minority interest                       --          35,523
   shareholders
Changes in due to/from affiliates                                   (6,062)        169,490
                                                              ------------    ------------
Net cash provided by financing activities                        1,768,781       1,406,192
INVESTING ACTIVITIES
Property, plant and equipment:
   Capital expenditures                                         (2,510,630)       (952,477)
   Proceeds from sales and dark fiber transactions                  21,813          52,048
Purchase of short-term investments                              (1,140,596)             --
Purchase of long-term investments and advances to investees       (296,909)       (307,049)
Proceeds from sales of short-term investments                    1,639,340              --
Proceeds from sales of long-term investments                       252,622              --
Proceeds from sale of business                                          --          49,452
Other                                                                7,882              --
                                                              ------------    ------------
Net cash used in investing activities                           (2,026,478)     (1,158,026)
                                                              ------------    ------------
Increase (decrease) in cash and cash equivalents                  (319,384)         76,945
Cash and cash equivalents at beginning of period                   494,301          42,004
                                                              ------------    ------------
Cash and cash equivalents at end of period                    $    174,917    $    118,949
                                                              ============    ============



                             See accompanying notes.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. GENERAL

    The accompanying interim consolidated financial statements of Williams Communications Group, Inc. (WCG) do not include all notes in annual financial statements and therefore should be read in conjunction with the consolidated financial statements and notes thereto in WCG's Annual Report on Form 10-K/A. The accompanying financial statements have not been audited by independent auditors but include all normal recurring adjustments, which, in the opinion of WCG's management, are necessary to present fairly its financial position at September 30, 2000, results of operations for the three and nine months ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999.

2. SEGMENT REVENUES AND PROFIT (LOSS)

    WCG evaluates performance based upon segment profit or loss from operations which includes revenues from external and internal customers, equity earnings or losses, operating costs and expenses, depreciation and amortization, and income or loss from investments and excludes allocated charges from The Williams Companies, Inc. (Williams). Intercompany sales are generally accounted for as if the sales were to unaffiliated third parties, that is, at current market prices. The following tables present certain financial information concerning WCG's reportable segments. 1999 information has been restated to conform to the 2000 presentation due to the realignment of WCG's segments and modification of the definition of segment profit or loss in the first quarter of 2000.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


                                                       BROADBAND                     STRATEGIC
                                         NETWORK         MEDIA        SOLUTIONS     INVESTMENTS    ELIMINATIONS      TOTAL
                                       ------------   ------------   ------------   ------------   ------------   ------------
                                                                           (IN THOUSANDS)
THREE MONTHS ENDED SEPTEMBER 30, 2000
Revenues:
   External customers:
     Dark fiber                        $      4,515   $         --   $         --   $         --   $         --   $      4,515
     Capacity and other                     158,763         39,796             --             --             --        198,559
     New systems sales and upgrades              --             --        173,598             --             --        173,598
     Maintenance and customer
        service orders                           --             --        136,071             --             --        136,071
     Other                                       --             --         16,485             --             --         16,485
                                       ------------   ------------   ------------   ------------   ------------   ------------
   Total external customers                 163,278         39,796        326,154             --             --        529,228
   Affiliates                                 3,970             --            575             --             --          4,545
   Intercompany                              10,975            212          2,321             --        (13,508)            --
                                       ------------   ------------   ------------   ------------   ------------   ------------
Total segment revenues                 $    178,223   $     40,008   $    329,050   $         --   $    (13,508)  $    533,773
                                       ============   ============   ============   ============   ============   ============
Costs of sales:
   Dark fiber                          $      2,736   $         --   $         --   $         --   $         --   $      2,736
   Capacity and other                       187,931         21,330             --              7             --        209,268
   New systems sales and upgrades                --             --        128,633             --             --        128,633
   Maintenance and customer service
     orders                                      --             --         72,554             --             --         72,554
   Indirect operating and maintenance            --             --         48,657             --             --         48,657
   Intercompany                                 137         11,101          2,270             --        (13,508)            --
                                       ------------   ------------   ------------   ------------   ------------   ------------
Total cost of sales                    $    190,804   $     32,431   $    252,114   $          7   $    (13,508)  $    461,848
                                       ============   ============   ============   ============   ============   ============

Segment loss:
   Loss from operations                $   (105,442)  $     (9,441)  $    (25,734)  $     (1,237)  $         --   $   (141,854)
   Equity earnings (losses)                   2,475         (1,093)            --         (3,975)            --         (2,593)
   Income from investments                   20,210             --             --             --             --         20,210
   Add back - allocated charges from
     Williams                                 1,723            401          2,131            144             --          4,399
                                       ------------   ------------   ------------   ------------   ------------   ------------
Total segment loss                     $    (81,034)  $    (10,133)  $    (23,603)  $     (5,068)  $         --   $   (119,838)
                                       ============   ============   ============   ============   ============   ============
Depreciation and amortization          $     39,336   $      6,955   $     13,817   $         40   $         --   $     60,148

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


                                                         BROADBAND                     STRATEGIC
                                           NETWORK         MEDIA        SOLUTIONS     INVESTMENTS    ELIMINATIONS       TOTAL
                                         ------------   ------------   ------------   ------------   ------------   ------------
                                                                                (IN THOUSANDS)
  THREE MONTHS ENDED SEPTEMBER 30, 1999
  Revenues:
     External customers:
       Dark fiber                        $      9,354   $         --   $         --   $         --   $         --   $      9,354
       Capacity and other                      73,584         39,483             --          7,236             --        120,303
       New systems sales and upgrades              --             --        214,688             --             --        214,688
       Maintenance and customer
          service orders                           --             --        138,505             --             --        138,505
       Other                                       --             --         10,761             --             --         10,761
                                         ------------   ------------   ------------   ------------   ------------   ------------
     Total external customers                  82,938         39,483        363,954          7,236             --        493,611
     Affiliates                                 3,542             --          1,187             --             --          4,729
     Intercompany                              10,629            145             --            103        (10,877)            --
                                         ------------   ------------   ------------   ------------   ------------   ------------
  Total segment revenues                 $     97,109   $     39,628   $    365,141   $      7,339   $    (10,877)  $    498,340
                                         ============   ============   ============   ============   ============   ============
  Costs of sales:
     Dark fiber                          $      2,464   $         --   $         --   $         --   $         --   $      2,464
     Capacity and other                        95,744         23,314             --          3,325             --        122,383
     New systems sales and upgrades                --             --        160,442             --             --        160,442
     Maintenance and customer service
       orders                                      --             --         70,114             --             --         70,114
     Indirect operating and maintenance            --             --         35,935             --             --         35,935
     Intercompany                                  92          7,974          2,488            323        (10,877)            --
                                         ------------   ------------   ------------   ------------   ------------   ------------
  Total cost of sales                    $     98,300   $     31,288   $    268,979   $      3,648   $    (10,877)  $    391,338
                                         ============   ============   ============   ============   ============   ============

  Segment loss:
     Income (loss) from operations       $    (49,509)  $     (8,053)  $    (13,277)  $        121   $         --   $    (70,718)
     Equity earnings (losses)                     127             --             --         (9,592)            --         (9,465)
     Add back - allocated charges from
       Williams                                   965            247          2,141             (6)            --          3,347
                                         ------------   ------------   ------------   ------------   ------------   ------------
  Total segment loss                     $    (48,417)  $     (7,806)  $    (11,136)  $     (9,477)  $         --   $    (76,836)
                                         ============   ============   ============   ============   ============   ============
  Depreciation and amortization          $     15,059   $      6,845   $     12,225   $         97   $         --   $     34,226

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


                                                        BROADBAND                    STRATEGIC
                                          NETWORK         MEDIA       SOLUTIONS     INVESTMENTS    ELIMINATIONS      TOTAL
                                       ------------   ------------   ------------   ------------   ------------   ------------
                                                                           (IN THOUSANDS)
NINE MONTHS ENDED SEPTEMBER 30, 2000
Revenues:
   External customers:
     Dark fiber                        $     37,879   $         --   $         --   $         --   $         --   $     37,879
     Capacity and other                     373,912        122,372             --             --             --        496,284
     New systems sales and upgrades              --             --        563,693             --             --        563,693
     Maintenance and customer
        service orders                           --             --        423,061             --             --        423,061
     Other                                       --             --         48,596             --             --         48,596
                                       ------------   ------------   ------------   ------------   ------------   ------------
   Total external customers                 411,791        122,372      1,035,350             --             --      1,569,513
   Affiliates                                11,058             --          1,698             --             --         12,756
   Intercompany                              31,283            314          4,514             --        (36,111)            --
                                       ------------   ------------   ------------   ------------   ------------   ------------
Total segment revenues                 $    454,132   $    122,686   $  1,041,562   $         --   $    (36,111)  $  1,582,269
                                       ============   ============   ============   ============   ============   ============
Costs of sales:
   Dark fiber                          $     20,767   $         --   $         --   $         --   $         --   $     20,767
   Capacity and other                       486,699         67,139             --             18             --        553,856
   New systems sales and upgrades                --             --        425,229             --             --        425,229
   Maintenance and customer service
     orders                                      --             --        233,015             --             --        233,015
   Indirect operating and maintenance            --             --        132,063             --             --        132,063
   Intercompany                                 239         29,052          6,820             --        (36,111)            --
                                       ------------   ------------   ------------   ------------   ------------   ------------

Total cost of sales                    $    507,705   $     96,191   $    797,127   $         18   $    (36,111)  $  1,364,930
                                       ============   ============   ============   ============   ============   ============

Segment profit (loss):
   Loss from operations                $   (289,904)  $    (21,231)  $    (87,189)  $     (4,438)  $         --   $   (402,762)
   Equity earnings (losses)                   3,510         (4,640)            --         (8,618)            --         (9,748)
   Income from investments                  303,025             --             --         20,233             --        323,258
   Add back - allocated charges from
     Williams                                 5,034          1,173          6,751            418             --         13,376
                                       ------------   ------------   ------------   ------------   ------------   ------------
Total segment profit (loss)            $     21,665   $    (24,698)  $    (80,438)  $      7,595   $         --   $    (75,876)
                                       ============   ============   ============   ============   ============   ============
Depreciation and amortization          $     93,095   $     20,763   $     41,985   $        167   $         --   $    156,010

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


                                                          BROADBAND                    STRATEGIC
                                            NETWORK         MEDIA       SOLUTIONS     INVESTMENTS    ELIMINATIONS      TOTAL
                                         ------------   ------------   ------------   ------------   ------------   ------------
                                                                             (IN THOUSANDS)
  NINE MONTHS ENDED SEPTEMBER 30, 1999
  Revenues:
     External customers:
       Dark fiber                        $     81,281   $         --   $         --   $         --   $         --   $     81,281
       Capacity and other                     189,762        118,416             --         34,743             --        342,921
       New systems sales and upgrades              --             --        618,506             --             --        618,506
       Maintenance and customer
          service orders                           --             --        409,936             --             --        409,936
       Other                                       --             --         33,351             --             --         33,351
                                         ------------   ------------   ------------   ------------   ------------   ------------
     Total external customers                 271,043        118,416      1,061,793         34,743             --      1,485,995
     Affiliates                                10,202             --          3,282             --             --         13,484
     Intercompany                              32,576          1,476             --            663        (34,715)            --
                                         ------------   ------------   ------------   ------------   ------------   ------------
  Total segment revenues                 $    313,821   $    119,892   $  1,065,075   $     35,406   $    (34,715)  $  1,499,479
                                         ============   ============   ============   ============   ============   ============
  Costs of sales:
     Dark fiber                          $     56,653   $         --   $         --   $         --   $         --   $     56,653
     Capacity and other                       243,847         67,349             --         20,005             --        331,201
     New systems sales and upgrades                --             --        454,681             --             --        454,681
     Maintenance and customer service
       orders                                      --             --        213,619             --             --        213,619
     Indirect operating and maintenance            --             --        100,926             --             --        100,926
     Intercompany                                 400         23,410          7,848          3,057        (34,715)            --
                                         ------------   ------------   ------------   ------------   ------------   ------------
  Total cost of sales                    $    300,900   $     90,759   $    777,074   $     23,062   $    (34,715)  $  1,157,080
                                         ============   ============   ============   ============   ============   ============

  Segment loss:
     Loss from operations                $   (104,699)  $    (22,059)  $    (35,143)  $    (39,107)  $         --   $   (201,008)
     Equity earnings (losses)                     127             --             --        (28,274)            --        (28,147)
     Add back - allocated charges from
       Williams                                 2,828            680          6,278            185             --          9,971
                                         ------------   ------------   ------------   ------------   ------------   ------------
  Total segment loss                     $   (101,744)  $    (21,379)  $    (28,865)  $    (67,196)  $         --   $   (219,184)
                                         ============   ============   ============   ============   ============   ============
  Depreciation and amortization          $     31,505   $     24,469   $     35,250   $      5,114   $         --   $     96,338


                                TOTAL ASSETS
                       ------------------------------
                       SEPTEMBER 30,    DECEMBER 31,
                            2000            1999
                       --------------  --------------
                               (IN THOUSANDS)
Network                $    6,763,253  $    4,079,803
Broadband Media               261,521         347,959
Solutions                   1,231,723       1,537,630
Strategic Investments         553,655         412,475
                       --------------  --------------

  Total                $    8,810,152  $    6,377,867
                       ==============  ==============

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


3. ASSET SALES AND WRITE-OFFS

    During the second quarter of 1999, management determined that the businesses that provide audio and video conferencing services and closed-circuit video broadcasting services for businesses were held for sale. On June 30, 1999, WCG signed an agreement, which closed effective July 31, 1999, with Genesys, S.A. to sell its business that provided audio and video conferencing services. In addition, on July 31, 1999, WCG signed and closed an agreement with Cyberstar L.P. to sell its business that provided closed-circuit video broadcasting services for businesses. The proceeds from these transactions totaled approximately $50 million. In the second quarter of 1999, WCG's Strategic Investments unit recognized a pre-tax loss, included in other operating expenses, of $26.7 million. This loss consisted of a $22.8 million impairment of the assets to fair value based on the net sales proceeds and exit costs of $3.9 million consisting of contractual obligations related to the sales of these businesses. These transactions resulted in an income tax provision of approximately $7.9 million, which reflects the impact of goodwill not deductible for tax purposes. Losses from operations related to these assets for the three and nine months ended September 30, 1999 were $0.9 million and $10.2 million, respectively. WCG recognized an additional $1.7 million impairment charge in other operating expense in the fourth quarter of 1999.

4. INCOME FROM INVESTMENTS

   WCG sold a portion of its investment in certain marketable equity securities for gains of $40.2 million and $108.3 million for the three and nine months ended September 30, 2000, respectively. In the third quarter of 2000, WCG recognized a loss of $20.0 million related to a write-down of certain cost-based and equity-method investments resulting from management's estimate of the permanent decline in the value of these investments.

   In the second quarter of 2000, WCG recognized a gain of $214.7 million (before a deferred tax provision impact of $82.1 million) from the conversion of WCG's shares of common stock of Concentric Network Corporation into shares of common stock of XO Communications, Inc. pursuant to a merger of those companies completed in June of 2000.

   In the first quarter of 2000, WCG recognized a $16.5 million gain related to the sale of part of WCG's interest in ATL-Algar Telecom Leste S.A. (ATL) to SBC Communications, Inc., which became a related party in the first quarter of 2000. The gain resulted from a series of transactions during the first quarter of 2000 in which WCG sold a portion of its investment in ATL, which had a carrying value of $30 million, for approximately $168 million in cash. WCG recognized a gain on the sale of $16.5 million and deferred a gain of approximately $121 million associated with $150 million of the proceeds which were subsequently advanced to ATL.

5. PROVISION (BENEFIT) FOR INCOME TAXES

    The provision (benefit) for income taxes for the three and nine months ended September 30, 2000 and 1999 includes:

                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                     SEPTEMBER 30,             SEPTEMBER 30,
                                -----------------------   -----------------------
                                   2000         1999         2000         1999
                                ----------   ----------   ----------   ----------
                                                  (IN THOUSANDS)
Current:
   Federal                      $       --   $       --   $      758   $       --
   State                                32          175          118          185
   Foreign                             156       (1,797)       1,311          994
                                ----------   ----------   ----------   ----------
                                       188       (1,622)       2,187        1,179
Deferred:
   Federal                          (6,626)      (2,685)      85,934       29,633
   State                             1,948       (4,543)      18,616        6,172
   Foreign                          (1,749)          --       (8,644)          --
                                ----------   ----------   ----------   ----------
                                    (6,427)      (7,228)      95,906       35,805
                                ----------   ----------   ----------   ----------
     Total provision (benefit)  $   (6,239)  $   (8,850)  $   98,093   $   36,984
                                ==========   ==========   ==========   ==========

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


    The tax benefit for the three months ended September 30, 2000 is significantly less than applying the federal statutory rate to the pre-tax loss primarily due to a valuation allowance established for uncertainties that may affect the utilization of loss carryforwards arising from application of the tax sharing agreement with Williams as well as state income taxes and the impact of net foreign losses not deductible for U.S. tax purposes.

    The tax provision for the nine months ended September 30, 2000 is significantly more than the benefit expected from applying the federal statutory rate to pre-tax loss primarily due to a valuation allowance established for uncertainties that may affect the utilization of loss carryforwards arising from application of the tax sharing agreement with Williams as well as state income taxes and the impact of net foreign losses not deductible for U.S. tax purposes. The tax provision is partially offset by a tax benefit from permanent basis differences on certain assets sold during the first quarter of 2000.

     The tax benefit for the three months ended September 30, 1999 is significantly less than applying the federal statutory rate to the pre-tax loss primarily due to tax losses allocated solely to Williams under the tax sharing agreement and the impact of net foreign losses not deductible for U.S. tax purposes.

    The tax provision for the nine months ended September 30, 1999 is significantly more than the benefit expected from applying the federal statutory rate to the pre-tax loss primarily due to tax losses being allocated solely to Williams under the tax sharing agreement as well as state income taxes and the impact of goodwill not deductible for tax purposes related to assets impaired during the second quarter of 1999.

6. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101,"Revenue Recognition in Financial Statements." Among other things, SAB No. 101 clarifies certain conditions regarding the culmination of an earnings process and customer acceptance requirements in order to recognize revenue. Prior to January 1, 2000, WCG's revenue recognition policy had been to recognize revenues on new systems sales and upgrades under the percentage of completion method. A portion of the revenues on the contracts were initially recognized upon delivery of equipment with the remaining revenues under the contract being recognized over the installation period based on the relationship of incurred labor to total estimated labor. In light of the new guidance issued in SAB No. 101, effective January 1, 2000, WCG changed its method of accounting for new systems sales and upgrades from the percentage of completion method to the completed contract method. The provisions of SAB No. 101 permit WCG to treat this change in accounting principle as a cumulative effect adjustment consistent with rules issued under Accounting Principles Board Opinion No. 20. The cumulative effect of the accounting change resulted in a charge to the first quarter of 2000 operating results of $25.4 million (net of income tax benefits of $14.9 million and minority interest of $17.2 million). WCG recognized $7.3 million and $208.7 million of revenue for the three and nine months ended September 30, 2000, respectively, for contracts completed in 2000 that were previously reported under the percentage of completion method.

    Pro forma amounts, assuming the completed contract method is applied retroactively, are as follows:

                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                          SEPTEMBER 30, 1999            SEPTEMBER 30, 1999
                                     ---------------------------   ---------------------------
                                      Pro forma       Reported      Pro forma       Reported
                                     ------------   ------------   ------------   ------------
   Net loss (thousands)              $    (86,354)  $    (85,913)  $   (289,738)  $   (285,678)
   Basic and diluted loss per share  $       (.22)  $       (.22)  $       (.73)  $       (.72)

7. LOSS PER SHARE

    For the periods presented, diluted loss per common share is the same as the basic calculation as the inclusion of any stock options and convertible preferred stock would be antidilutive. Therefore, for the three and nine months ended September 30, 2000, stock options and convertible preferred stock of 10.7 million shares and 5.0 million shares, respectively, have been excluded from the computation of diluted loss per common share. For the three and nine months ended September 30, 1999, no stock awards or convertible preferred stock were excluded from the computation of diluted loss per common share as WCG had not granted any WCG common stock awards during this period and preferred stock was not issued until September 2000.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


8. NOTES PAYABLE AND LONG-TERM DEBT

Notes Payable

     In the third quarter of 2000, PowerTel entered into a 70 million Australian dollar bridge financing facility agreement which translates to U.S. $38.2 million as of September 30, 2000. As of September 30, 2000, the facility agreement, which bears interest at a fixed-rate of 9.70% and is due in January 2001, has been fully utilized.

Long-Term Debt

Affiliates

    Long-term debt due to affiliates as of September 30, 2000 and December 31, 1999 consists of the following:

                          SEPTEMBER 30,    DECEMBER 31,
                              2000             1999
                         --------------   --------------
                                 (IN THOUSANDS)
Williams note            $      981,860   $      988,110
Other                             7,236            7,048
                         --------------   --------------
                                989,096          995,158
Less current maturities         (27,283)         (14,404)
                         --------------   --------------
Long-term debt           $      961,813   $      980,754
                         ==============   ==============

    Outstanding borrowings from Williams currently bear interest at LIBOR plus 2.25% (9.00% as of September 30, 2000). Of the total borrowings from Williams, $25 million has been classified as current at September 30, 2000, as quarterly principal payments began in July 2000, with no less than $25 million payable in each full fiscal year.

Third parties

    Long-term debt (excluding amounts due to affiliates) as of September 30, 2000 and December 31, 1999 consists of the following:

                                                 SEPTEMBER 30,    DECEMBER 31,
                                                     2000             1999
                                                --------------   --------------
                                                        (IN THOUSANDS)
Senior redeemable notes, 10.70% - 11.875%, due
   2007 - 2010                                  $    2,986,385   $    1,988,883
Credit facility                                        525,000               --
Other                                                      950            1,268
                                                --------------   --------------
                                                     3,512,335        1,990,151
Less current maturities                                   (582)            (261)
                                                --------------   --------------
Long-term debt                                  $    3,511,753   $    1,989,890
                                                ==============   ==============

    In August 2000, WCG issued approximately $1.0 billion of senior redeemable notes in a private placement. The senior redeemable notes consist of $575.0 million of 11.70% and $425.0 million of 11.875% fixed-rate senior redeemable notes due August 1, 2008 and August 1, 2010, respectively. Interest on the notes is payable in arrears on February 1 and August 1 each year beginning February 1, 2001. WCG may prepay the notes at varying redemption premiums or make-whole prices, as defined.

    WCG has a $1.05 billion commitment under its credit facility. WCG's credit facility consists of a $525 million seven-year multi-draw amortizing term loan facility and a $525 million six-year senior reducing revolving credit facility. In September 2000, WCG borrowed the $525 million term loan under the credit facility, which otherwise would have expired on September 7, 2000. Outstanding borrowings under the credit facility currently bear interest at LIBOR plus 2.25% (9.02%

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


at September 30, 2000). WCG may borrow under the revolving credit facility throughout its six-year term. During the first quarter of 2000, Williams was removed as a guarantor under the credit facility.

9. REDEEMABLE CUMULATIVE CONVERTIBLE PREFERRED STOCK

    In September 2000, WCG issued 5,000,000 shares of 6.75% redeemable cumulative convertible preferred stock in a private placement at a liquidation preference of $50.00 per share for proceeds of approximately $240.5 million, net of issuance costs of $9.5 million. Each share of preferred stock is convertible into 1.7610 shares of common stock, based on a conversion price of $28.39. WCG may redeem all or any part of the shares of preferred stock at any time on or after October 15, 2005 and, under specified circumstances, before that date. The preferred stock will be subject to mandatory redemption on October 15, 2012. The issuance costs are being amortized over the life of the preferred stock.

    Dividends on the preferred stock are cumulative from the date of issue and will be payable on January 15, April 15, July 15, and October 15 of each year, beginning on January 15, 2001, at the annual rate of 6.75%. The terms of WCG's credit facility and senior redeemable notes currently restrict it from paying cash dividends. During any periods when WCG is restricted from paying cash dividends, it expects to pay preferred stock dividends by delivering shares of its common stock to the transfer agent for the preferred stock, which will resell those shares of common stock. The proceeds from the sale of its common stock will then be used to pay cash dividends to the holder of shares of preferred stock.

10. COMPREHENSIVE LOSS

    Comprehensive loss for the three and nine months ended September 30, 2000 and 1999 is as follows:

                                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                                         SEPTEMBER 30,             SEPTEMBER 30,
                                                    -----------------------   -----------------------
                                                       2000         1999         2000         1999
                                                    ----------   ----------   ----------   ----------
                                                                     (IN THOUSANDS)
Net loss                                            $ (149,943)  $  (85,913)  $ (275,470)  $ (285,678)
   Other comprehensive income (loss):
       Unrealized gain (loss) on securities            275,031     (102,505)     614,895       23,169
       Less: reclassification adjustment for gains
           realized in net loss                        (40,235)          --     (323,050)          --
                                                    ----------   ----------   ----------   ----------
        Net unrealized gain (loss)                     234,796     (102,505)     291,845       23,169
        Foreign currency translation adjustments       (14,158)       7,808      (29,057)     (13,761)
                                                    ----------   ----------   ----------   ----------
   Other comprehensive income (loss) before
        taxes                                          220,638      (94,697)     262,788        9,408
   Income tax benefit (provision) on other
        comprehensive income (loss)                    (91,336)      39,874     (113,571)     (11,308)
                                                    ----------   ----------   ----------   ----------
Comprehensive loss                                  $  (20,641)  $ (140,736)  $ (126,253)  $ (287,578)
                                                    ==========   ==========   ==========   ==========

    WCG has entered into derivative instruments which will expire by the fourth quarter of 2001. These derivative instruments are designed to hedge WCG's exposure to changes in the price of its investments in certain marketable equity securities. Changes in the fair value of the hedged marketable equity securities and the impact of the associated derivative instruments are reflected in accumulated other comprehensive income. The derivative instruments impact realized gains or losses from the sale of the hedged marketable equity securities.

11. CONTINGENCIES

    WCG and Williams Communications, Inc. (WCI), a wholly owned operating subsidiary of WCG, are named as defendants in various lawsuits brought on behalf of all landowners on whose property the plaintiffs have alleged WCG installed fiber-optic cable without the permission of the landowner. In each lawsuit, the plaintiff seeks to bring a nationwide class action on behalf of all landowners on whose property WCG has installed fiber-optic cable without the permission of the landowner. WCG believes that installation of the cable containing the single fiber network that crosses over or near the putative class

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


members' land does not infringe on their property rights. WCG also does not believe that the plaintiffs have sufficient basis for certification of a nationwide class action.

    It is likely that WCG will be subject to other putative class action suits challenging its nationwide rights of way. WCG cannot quantify the impact of all such claims at this time. Thus, WCG cannot be certain that the plaintiffs' putative class action or other putative class actions, if successful, will not have a material adverse effect upon its future financial position, results of operations or cash flows.

    On September 7, 2000, All-Phase Utility Corp. amended its complaint in a matter originally filed June 28, 1999 against WCI in the United States District Court for Oregon. In the amended complaint, All-Phase alleges actual damages of at least $236.5 million plus punitive damages of an additional amount equal to double the amount of actual damages. All-Phase alleges that a portion of WCI's Eugene, Oregon to Bandon, Oregon route is based on confidential information developed by All-Phase and that WCG breached its non-disclosure agreement with All-Phase and violated the Oregon Trade Secrets Act by using it. All-Phase also alleges that WCG misrepresented its plans for the route and that, as a result, All-Phase lost the opportunity to build its own line along the same route. All-Phase alleges that its damages include loss of profit from the construction it believes it would have performed for WCI and lost revenue from leases of fiber-optic cable and conduits. WCI intends to refute the allegations and to vigorously defend this lawsuit. WCG does not believe that the ultimate resolution of this matter will have a material adverse effect upon its future financial position, results of operations or cash flows.

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

12. RELATED PARTY TRANSACTIONS

    In June 2000, WCG acquired SBC's interests in undersea communications cables between the United States and China, and between the United States and Japan, for a purchase price of approximately $111.4 million.

    In September 2000, WCG acquired the long distance network assets of Ameritech Communications, Inc., a subsidiary of SBC, for a purchase price of $145 million. These assets are located in the states of Illinois, Indiana, Michigan, Ohio and Wisconsin and include a 2,200 mile fiber-optic network over four routes, indefeasible rights of use in dark fiber and 15 data centers.

    SBC purchases domestic voice and data long distance and local transport services from WCG. For the three and nine months ended September 30, 2000, revenues from SBC were $39.9 million and $76.4 million, respectively and $0.6 million and $0.8 million for the three and nine months ended September 30, 1999, respectively. WCG purchases local transport services, platform services such as toll-free, operator, calling card and directory assistance services and international services such as transport and switched-voice services from SBC. These purchases from SBC were $14.1 million and $30.1 million, respectively for the three and nine months ending September 30, 2000 and $3.3 million and $9.4 million for the three and nine months ending September 30, 1999, respectively.

13. RECENT ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS 137, which deferred the effective date of SFAS 133. This was followed in June 2000 by the issuance of SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS 133. SFAS 133 and 138 establishes accounting and reporting standards for derivative financial instruments. The standards require that all derivative financial instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives will be recorded each period in earnings if the derivative is not a hedge. If a derivative is a hedge, changes in the fair value of the derivative will either be recognized in earnings offset against the change in fair value of the hedged asset, liability or firm commitment also recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


earnings. The ineffective portion of a derivative's change in fair value will be recognized immediately in earnings. WCG will adopt these standards effective January 1, 2001.

    WCG has substantially completed its implementation efforts as of September 30, 2000. The derivatives identified to date in the implementation process consist of cashless collars hedging certain of its marketable equity securities portfolio. Based on the derivative positions and market condition at September 30, 2000, WCG believes that the impact of adopting the standards would be immaterial to its financial position, earnings and other comprehensive income. However, changing market conditions and the possibility of entering into new derivatives in the fourth quarter of 2000 could cause the adoption of the standards to have a material impact on WCG's financial position, earnings and other comprehensive income.

    The FASB issued Interpretation No. 43, "Real Estate Sales, an interpretation of SFAS No. 66," in June 1999. This interpretation considers dark fiber as integral equipment and accordingly title must transfer to a lessee in order for a lease transaction to be accounted for as a sales-type lease. After June 30, 1999, the effective date of FASB Interpretation No. 43, sales-type lease accounting is not appropriate for indefeasable rights of use, or IRUs, since IRUs generally do not transfer title to the fibers under lease to the lessee. Therefore, these transactions are being accounted for as operating leases unless title to the fibers under lease transfers to the lessee or the agreement was entered into prior to June 30, 1999. The effect of this interpretation on three and nine months ended September 30, 2000 results was to decrease revenues by $44.8 million and $115.4 million, respectively, and increase net loss by $13.9 million and $38.1 million, respectively. However, WCG notes that authoritative guidance on accounting for dark fiber leases is still evolving.

    The FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This interpretation modifies the current practice of accounting for certain stock award agreements and was generally effective beginning July 1, 2000. The initial impact of this interpretation on WCG's results of operations and financial position was not material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The table below summarizes WCG's consolidated results from operations for the three and nine months ended September 30, 2000 and 1999.

                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                        ---------------------------   ---------------------------
                                            2000           1999           2000           1999
                                        ------------   ------------   ------------   ------------
                                                              (IN THOUSANDS)
Revenues:
   Network                              $    178,223   $     97,109   $    454,132   $    313,821
   Broadband media                            40,008         39,628        122,686        119,892
   Solutions                                 329,050        365,141      1,041,562      1,065,075
   Strategic investments                          --          7,339             --         35,406
   Eliminations                              (13,508)       (10,877)       (36,111)       (34,715)
                                        ------------   ------------   ------------   ------------
     Total revenues                          533,773        498,340      1,582,269      1,499,479
Operating expenses:
   Cost of sales                             461,848        391,338      1,364,930      1,157,080
   Selling, general and administrative       145,745        137,732        436,940        402,584
   Provision for doubtful accounts             7,600          5,318         28,385         17,128
   Depreciation and amortization              60,148         34,226        156,010         96,338
   Other                                         286            444         (1,234)        27,357
                                        ------------   ------------   ------------   ------------
     Total operating expenses                675,627        569,058      1,985,031      1,700,487
                                        ------------   ------------   ------------   ------------
Loss from operations                    $   (141,854)  $    (70,718)  $   (402,762)  $   (201,008)
                                        ============   ============   ============   ============


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Consolidated results

    WCG experienced a net loss available to common stockholders of $150.5 million for the three months ended September 30, 2000 compared to a net loss available to common stockholders of $85.9 million for the same period in 1999, an increase of $64.6 million from the prior period. The change in net loss available to common stockholders included an increase in loss from operations of $71.2 million, an increase in net interest expense of $29.7 million, a decrease of $2.7 million to the tax benefit and $0.5 million in preferred stock dividends and amortization of the preferred stock issuance costs. These items were partially offset by an increase in investing income of $37.7 million and a change in minority interest results of $1.8 million.

    WCG's network unit, solutions unit, broadband media unit and strategic investments unit accounted for $55.9 million, $12.6 million, $1.4 million and $1.3 million of the increase in losses from operations, respectively.

WCG's network unit

    The table below summarizes WCG's network unit's results from operations for the three and nine months ended September 30, 2000 and 1999.

                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                               SEPTEMBER 30,                SEPTEMBER 30,
                                        ---------------------------   ---------------------------
                                            2000           1999           2000           1999
                                        ------------   ------------   ------------   ------------
                                                              (IN THOUSANDS)
Revenues:
   Dark fiber                           $      4,515   $      9,354   $     37,879   $     81,281
   Capacity and other                        154,231         62,510        357,866        159,365
   PowerTel                                    4,532         11,074         16,046         30,397
   Affiliates                                  3,970          3,542         11,058         10,202
   Intercompany                               10,975         10,629         31,283         32,576
                                        ------------   ------------   ------------   ------------
     Total revenues                          178,223         97,109        454,132        313,821
Operating expenses:
   Cost of sales                             190,804         98,300        507,705        300,900
   Selling, general and administrative        50,644         32,709        140,866         85,523
   Provision for doubtful accounts             2,299            558          3,080            598
   Depreciation and amortization              39,336         15,059         93,095         31,505
   Other                                         582             (8)          (710)            (6)
                                        ------------   ------------   ------------   ------------
     Total operating expenses                283,665        146,618        744,036        418,520
                                        ------------   ------------   ------------   ------------
Loss from operations                    $   (105,442)  $    (49,509)  $   (289,904)  $   (104,699)
                                        ============   ============   ============   ============
Equity earnings                         $      2,475   $        127   $      3,510   $        127
                                        ============   ============   ============   ============
Income from investments                 $     20,210   $         --   $    303,025   $         --
                                        ============   ============   ============   ============

    WCG's network unit's revenues increased $81.1 million, or 84%, to $178.2 million for the three months ended September 30, 2000 from $97.1 million for the same period in 1999. The increase in revenues is primarily due to an $86.5 million increase related to data and voice services provided to the network unit's customers as the network unit continues to build its customer base and increase traffic on its network. Network design and operational support revenues and colocate and maintenance revenues contributed $5.8 million to the increased revenues. The increase in revenues is partially offset by $4.9 million lower revenues from dark fiber transactions entered into prior to June 30, 1999 and accordingly accounted for as sales-type leases. PowerTel revenues decreased $6.6 million in 2000 as a result of the sale of its mobile phone business in the second quarter of 2000 and the change in focus from the reseller services arena to developing and serving facilities-based carriers which typically yields higher margins.

    WCG's network unit's cost of sales exceeded revenues by $12.6 million and $1.2 million for the three months ended September 30, 2000 and 1999, respectively. WCG's network unit's costs of sales increased $92.5 million, or 94%, to $190.8 million for the three months ended September 30, 2000 from $98.3 million for the same period in 1999. The increase in cost of sales is primarily due to a $59.8 million increase related to data and voice off-net capacity and local access connection costs in support of the revenue increase described above, $18.4 million of higher operating and maintenance expenses to support the increased revenues and future revenue streams, $13.5 million of lease expense attributable to WCG's operating lease agreement covering a portion of WCG's fiber optic network and $5.6 million of higher ad valorem taxes, reflecting the increased asset base associated with the network build-out. The increase in cost of sales is partially offset by $6.7 million lower costs from PowerTel.

    WCG's network unit's selling, general and administrative expenses increased $17.9 million, or 55%, to $50.6 million for the three months ended September 30, 2000 from $32.7 million for the same period in 1999 due primarily to an increase in the number of employees and the expansion of the infrastructure to support the network currently under construction.

    WCG's network unit's provision for doubtful accounts increased $1.7 million to $2.3 million for the three months ended September 30, 2000 from $.6 million for the same period in 1999 due primarily to a specific reserve analysis of its outstanding accounts receivable balance as of September 30, 2000.

    WCG's network unit's depreciation and amortization increased $24.2 million to $39.3 million for the three months ended September 30, 2000 from $15.1 million for the same period in 1999 primarily as a result of placing an additional 6,000 route miles of fiber in operation since September 30, 1999.

    WCG's network unit's equity earnings increased $2.4 million to $2.5 million for the three months ended September 30, 2000 from $.1 million for the same period in 1999 due primarily to earnings from investments acquired in the fourth quarter of 1999 and increased earnings primarily related to a fiber-optic construction joint venture.

    WCG's network unit's income from investments increased $20.2 million related to gains of $40.2 million from sales of certain marketable equity securities partially offset by a loss of $20.0 million related to a write-down of certain cost-based and equity-method investments resulting from management's estimate of the permanent decline in the value of these investments.

WCG's broadband media unit

    The table below summarizes WCG's broadband media unit's results from operations for the three and nine months ended September 30, 2000 and 1999.

                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                               SEPTEMBER 30,                SEPTEMBER 30,
                                        ---------------------------   ---------------------------
                                            2000           1999           2000           1999
                                        ------------   ------------   ------------   ------------
                                                              (IN THOUSANDS)
Revenues                                $     40,008   $     39,628   $    122,686   $    119,892
Operating expenses:
   Cost of sales                              32,431         31,288         96,191         90,759
   Selling, general and administrative         9,574          9,446         26,309         26,155
   Provision for doubtful accounts               501            109            702            583
   Depreciation and amortization               6,955          6,845         20,763         24,469
   Other                                         (12)            (7)           (48)           (15)
                                        ------------   ------------   ------------   ------------
     Total operating expenses                 49,449         47,681        143,917        141,951
                                        ------------   ------------   ------------   ------------
Loss from operations                    $     (9,441)  $     (8,053)  $    (21,231)  $    (22,059)
                                        ============   ============   ============   ============
Equity losses                           $     (1,093)  $         --   $     (4,640)  $         --
                                        ============   ============   ============   ============

    WCG's broadband media unit's results from operations reflect little change in this area of business. The increase in revenues reflects higher revenues from both media distribution and video transmission services, partially offset by a decrease in transponder revenues of $2.1 million. The increase in cost of sales reflects these increased revenues as well as increased headcount to support these services.

    WCG's broadband media unit's equity losses of $1.1 million for the three months ended September 30, 2000 were due to WCG applying the equity method of accounting to an investment beginning in the first quarter of 2000 as WCG's ownership percentage fell below 50 percent and WCG no longer exercised control over the operations. WCG consolidated this investment in 1999.

WCG's solutions unit

    The table below summarizes WCG's solutions unit's results from operations for the three and nine months ended September 30, 2000 and 1999.

                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                   SEPTEMBER 30,                SEPTEMBER 30,
                                            ---------------------------   ---------------------------
                                                2000           1999           2000           1999
                                            ------------   ------------   ------------   ------------
                                                                  (IN THOUSANDS)
Revenues:
   New systems sales and upgrades           $    173,598   $    214,688   $    563,693   $    618,506
   Maintenance and customer service orders       136,071        138,505        423,061        409,936
   Other                                          16,485         10,761         48,596         33,351
   Affiliates                                        575          1,187          1,698          3,282
   Intercompany                                    2,321             --          4,514             --
                                            ------------   ------------   ------------   ------------
     Total revenues                              329,050        365,141      1,041,562      1,065,075
Operating expenses:
   Cost of sales                                 252,114        268,979        797,127        777,074
   Selling, general and administrative            84,339         92,297        265,511        271,830
   Provision for doubtful accounts                 4,800          4,595         24,603         15,710
   Depreciation and amortization                  13,817         12,225         41,985         35,250
   Other                                            (286)           322           (475)           354
                                            ------------   ------------   ------------   ------------
     Total operating expenses                    354,784        378,418      1,128,751      1,100,218
                                            ------------   ------------   ------------   ------------
Loss from operations                        $    (25,734)  $    (13,277)  $    (87,189)  $    (35,143)
                                            ============   ============   ============   ============

    WCG's solutions unit's revenues decreased $36.0 million, or 10%, to $329.1 million for the three months ended September 30, 2000 from $365.1 million for the same period in 1999. The decreased revenues were attributable to a $41.1 million reduction in new systems sales and upgrades, a $2.4 million reduction in maintenance and customer service orders, partially offset by a $7.5 million increase in all other revenues. Effective January 1, 2000, WCG changed its method of accounting for its solutions unit's new systems sales and upgrades from the percentage of completion method to the completed contract method. On a pro forma basis, revenues for the three months ended September 30, 1999 under the completed contract method would have decreased $2.7 million to $362.4 million. The $33.3 million decrease in revenues for the three months ended September 30, 2000 compared to the pro forma revenues for the same period in 1999 is primarily due to lower sales activity consistent with voice equipment industry trends.

    WCG's solutions unit's cost of sales decreased $16.9 million, or 6%, to $252.1 million for the three months ended September 30, 2000 from $269.0 million for the same period in 1999. WCG's solutions unit's gross profit decreased to $77.0 million for the three months ended September 30, 2000 from $96.1 million for the same period in 1999. On a pro forma basis, gross profit under the completed contract method for the three months ended September 30, 1999 would have decreased $1.0 million to $95.1 million and gross margin as a percentage of revenue would have been 26%. The decrease in pro forma gross margin as a percentage of revenue from the pro forma 26% for the three months ended September 30, 1999 to 23% for the three months ended September 30, 2000, is due primarily to increased installation and service costs and competitive pressures.

    WCG's solutions unit's selling, general and administrative expenses decreased $8.0 million, or 9%, to $84.3 million for the three months ended September 30, 2000 from $92.3 million for the same period in 1999. The decrease in selling, general and administrative expenses is primarily due to a $2.8 million decrease in payroll related expenses including a decrease in commissions associated with lower revenues and the absence of a $1.6 million charge in 2000 from the conversion and vesting of employee stock options from Williams to WCG stock options at the time of the WCG initial public offering in the third quarter of 1999.

    WCG's solutions unit's depreciation and amortization increased $1.6 million, or 13%, to $13.8 million for the three months ended September 30, 2000 from $12.2 million for the same period in 1999. The increase is primarily attributable to depreciation on systems implemented in the third quarter of 1999 and new computers purchased in 2000.

WCG's strategic investments unit

    The table below summarizes WCG's strategic investments unit's results from operations for the three and nine months ended September 30, 2000 and 1999.

                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                        ---------------------------   ---------------------------
                                            2000           1999           2000           1999
                                        ------------   ------------   ------------   ------------
                                                              (IN THOUSANDS)
Revenues                                $         --   $      7,339   $         --   $     35,406
Operating expenses:
   Cost of sales                                   7          3,648             18         23,062
   Selling, general and administrative         1,188          3,280          4,254         19,076
   Provision for doubtful accounts                --             56             --            237
   Depreciation and amortization                  40             97            167          5,114
   Other                                           2            137             (1)        27,024
                                        ------------   ------------   ------------   ------------
     Total operating expenses                  1,237          7,218          4,438         74,513
                                        ------------   ------------   ------------   ------------
Income (loss) from operations           $     (1,237)  $        121   $     (4,438)  $    (39,107)
                                        ============   ============   ============   ============
ATL and other equity losses             $     (3,975)  $     (9,592)  $     (8,618)  $    (28,274)
                                        ============   ============   ============   ============
Income from investments                 $         --   $         --   $     20,233   $         --
                                        ============   ============   ============   ============

    WCG's strategic investments unit sold its audio and video conferencing services and closed-circuit video broadcasting services business in the third quarter of 1999 for which WCG recognized a pre-tax loss of $26.7 million, included in other operating expense, in the second quarter of 1999. The remaining portion of WCG's learning content business was also sold in the fourth quarter of 1999. This unit also abandoned a business that provided wireless remote monitoring and meter reading equipment and related services to industrial and commercial customers in the fourth quarter of 1999. As a result, for the three months ended September 30, 2000, WCG's strategic investments unit had no revenues or cost of sales and significantly reduced selling, general and administrative expenses and depreciation and amortization expenses. The costs incurred in the 2000 period represent costs associated with managing WCG's equity investments in this business unit.

    WCG's strategic investments unit's equity losses decreased $5.6 million, or 59%, to $4.0 million for the three months ended September 30, 2000 from $9.6 million for the same period in 1999 primarily due to a decreased equity ownership of ATL.

Consolidated non-operating items

    WCG's net interest expense for the three months ended September 30, 2000 increased $29.7 million from the same period in 1999 as a result of increased borrowings at higher interest rates to finance operations and capital expenditures, partially offset by increased interest capitalized related to assets under construction. WCG's total debt has increased $2.6 billion from September 30, 1999 to September 30, 2000, which primarily reflects the $2.0 billion principal amount of senior redeemable notes issued in October 1999, $1.0 billion principal amount of senior redeemable notes issued in August 2000, and the borrowing of the $525.0 million term loan under the credit facility in September 2000. The increase in debt is partially offset by the use of a portion of proceeds from the October 1999 offerings to pay off a 1999 credit facility.

    WCG's interest and other investing income increased $10.6 million due to interest earned on short-term investments which were purchased with proceeds from the issuance of senior redeemable notes in August 2000 and the borrowing of the term loan under the credit facility.

    The change in minority interest increased $1.8 million for the three months ended September 30, 2000 compared to the same period in 1999 of which $1.2 million is attributable to the solutions unit and $0.6 million is attributable to PowerTel. In September 2000, the cumulative losses attributable to Solutions LLC exceeded WCG's minority interest liability in this consolidated subsidiary. As a result, WCG has suspended recording minority interest related to this subsidiary.

    WCG recorded a tax benefit of $6.2 million for the three months ended September 30, 2000 compared to a $8.9 million tax benefit for the same period in 1999, resulting in a decrease in the benefit of $2.7 million. The decrease is due primarily to the application of the tax sharing agreement with Williams as well as state income taxes and the impact of net foreign losses not deductible for U.S. tax purposes.

    Preferred stock dividends and amortization of the preferred stock issuance costs increased $0.5 million for the three months ended September 30, 2000 compared to the same period in 1999 due to the issuance of 5,000,000 shares of 6.75% redeemable cumulative convertible preferred stock in a private placement. Dividends on the preferred stock are cumulative from the date of issue and will be payable on a quarterly basis beginning January 15, 2001 at an annual rate of 6.75%.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Consolidated results

    WCG experienced a net loss available to common stockholders of $276.0 million for the nine months ended September 30, 2000 compared to a net loss available to common stockholders of $285.7 million for the same period in 1999, an improvement of $9.7 million from the prior period. The change in net loss available to common stockholders included an increase in investing income of $387.2 million and a change in minority interest results of $15.8 million. These items were partially offset by an increase in loss from operations of $201.8 million, an increase in net interest expense of $105.3 million, an increase of $61.1 million to the tax provision, a cumulative effect of a change in accounting principle of $25.4 million, and preferred stock dividends and amortization of preferred stock issuance costs of $0.5 million.

    WCG's network unit accounted for $185.2 million and WCG's solutions unit accounted for $52.1 million of the increase in losses from operations. WCG's broadband media unit's and strategic investments unit's losses from operations decreased by $0.8 million and $34.7 million, respectively.

WCG's network unit

    WCG's network unit's revenues increased $140.3 million, or 45%, to $454.1 million for the nine months ended September 30, 2000 from $313.8 million for the same period in 1999. The increase in revenues is primarily due to a $181.9 million increase related to data and voice services provided to the network unit's customers as the network unit continues to build its customer base and increase traffic on its network. Network design and operational support revenues and colocate and maintenance revenues contributed $15.6 to the increased revenues. The increase in revenues is partially offset by $43.4 million lower revenues from dark fiber transactions entered into prior to June 30, 1999 and accordingly accounted for as sales-type leases. PowerTel revenues decreased $14.4 million in 2000 as a result of the sale of its mobile phone business in the second quarter of 2000 and the change in focus from the reseller services arena to developing and serving facilities-based carriers which typically yields higher margins.

    WCG's network unit's cost of sales exceeded its revenues by $53.6 million for the nine months ended September 30, 2000. For the same period in 1999, WCG's network unit had a gross profit of $12.9 million. WCG's network unit's cost of sales increased $206.8 million, or 69%, to $507.7 million for the nine months ended September 30, 2000 from $300.9 million for the same period in 1999. The increase in cost of sales is due primarily to a $149.1 million increase related to data and voice off-network capacity and local access connection costs in support of the revenue increase described above, $53.0 million of higher operating and maintenance expenses to support the increased revenues and future revenue streams, $38.6 million of lease expense attributable to WCG's operating lease agreement covering a portion of WCG's fiber-optic network and $12.2 million of higher ad valorem taxes, reflecting the increased asset base associated with the network build-out. These increases were partially offset by $35.9 million lower cost of sales associated with the reduced level of dark fiber transactions accounted for as sales-type leases and $12.8 million lower costs from PowerTel.

    WCG's network unit's selling, general and administrative expenses increased $55.4 million, or 65%, to $140.9 million for the nine months ended September 30, 2000 from $85.5 million for the same period in 1999 due primarily to an increase in the number of employees and the expansion of the infrastructure to support the network currently under construction.

    WCG's network unit's provision for doubtful accounts increased $2.5 million to $3.1 million for the three months ended September 30, 2000 from $.6 million for the same period in 1999 due primarily to a specific reserve analysis of its outstanding accounts receivable balance as of September 30, 2000.

    WCG's network unit's depreciation and amortization increased $61.6 million to $93.1 million for the nine months ended September 30, 2000 from $31.5 million for the same period in 1999 as a result of placing an additional 6,000 route miles of fiber in operation since September 30, 1999.

    WCG's network unit's equity earnings increased $3.4 million to $3.5 million for the three months ended September 30, 2000 from $.1 million for the same period in 1999 due primarily to earnings from investments acquired in the fourth quarter of 1999 and increased earnings primarily related to a fiber-optic construction joint venture.

    Income from investments for the nine months ended September 30, 2000 includes a gain of $214.7 million (before a tax provision impact of $82.1 million) from the conversion of WCG's shares of common stock of Concentric Network Corporation into shares of common stock of XO Communications, Inc. pursuant to a merger of those companies completed in June 2000 and gains of $108.3 million related to the sales of certain marketable equity securities partially offset by a loss of $20.0 million related to a write-down of certain cost-based and equity-method investments resulting from management's estimate of the permanent decline in the value of these investments.

WCG's broadband media unit

    WCG's broadband media unit's results from operations reflect little change in this area of business. The increase in revenues reflects higher revenues from both media distribution and video transmission services, partially offset by a decrease in transponder revenues of $4.3 million. The increase in cost of sales reflects these increased revenues as well as increased headcount to support these services.

    WCG's broadband media unit's equity losses of $4.6 million for the three months ended September 30, 2000 were due to WCG applying the equity method of accounting to an investment beginning in the first quarter of 2000 as WCG's ownership percentage fell below 50 percent and WCG no longer exercised control over the operations. WCG consolidated this investment in 1999.

WCG's solutions unit

    WCG's solutions unit's revenues decreased $23.5 million, or 2%, to $1,041.6 million for the nine months ended September 30, 2000 from $1,065.1 million for the same period in 1999. The decreased revenues were attributable to a $54.8 million decrease in new systems sales and upgrades partially offset by a $13.2 million increase in maintenance and customer service orders and a $18.1 million increase in other revenues. On a pro forma basis, revenues for the nine months ended September 30, 1999 under the completed contract method would have decreased $32.5 million to $1,032.6 million. The $9.0 million increase in revenues for the nine months ended September 30, 2000 compared to pro forma revenues for the same period in 1999 is due to improvements in the billing cycle process relating to customer service orders and the status and timing of completed work orders partially offset by lower sales activity consistent with voice equipment industry trends.

    WCG's solutions unit's cost of sales increased $20.0 million, or 3%, to $797.1 million for the nine months ended September 30, 2000 from $777.1 million for the same period in 1999. WCG's solutions unit's gross profit decreased to $244.5 million for the nine months ended September 30, 2000 from $288.0 million for the same period in 1999. On a pro forma basis, gross profit under the completed contract method for the nine months ended September 30, 1999 would have decreased $9.2 million to $278.8 million and gross margin as a percentage of revenue would have been 27%. The decrease in gross margin as a percentage of revenue from the pro forma 27% for the nine months ended September 30, 1999 to 23% for the nine months ended September 30, 2000, is due primarily to increased installation and service costs and competitive pressures.

    WCG's solutions unit's selling, general and administrative expenses decreased $6.3 million, or 2%, to $265.5 million for the nine months ended September 30, 2000 from $271.8 million for the same period in 1999. The decrease in selling, general and administrative expenses is primarily due to a $6.5 million decrease in payroll related expenses including a decrease in commissions associated with lower revenues, a $2.6 million decrease in Williams-wide stock performance incentives and the absence of a $1.6 million charge in 2000 from the conversion and vesting of employee stock options from Williams to WCG stock options at the time of the WCG initial public offering in 1999, partially offset by an increase of $2.5 million related to brand advertising.

    WCG's solutions unit's provision for doubtful accounts increased $8.9 million, or 57%, to $24.6 million for the nine months ended September 30, 2000 from $15.7 million for the same period in 1999. The increase reflects increased aging in receivables. Collections on current billings are improving due to various initiatives underway to address these issues.

    WCG's solutions unit's depreciation and amortization increased $6.7 million, or 19%, to $42.0 million for the nine months ended September 30, 2000 from $35.3 million for the same period in 1999. The increase is primarily attributable to depreciation on systems implemented in the third quarter 1999 and new computers purchased in 2000.

WCG's strategic investments unit

    WCG's strategic investments unit sold its audio and video conferencing services and closed-circuit video broadcasting services business in the third quarter of 1999 for which WCG recognized a pre-tax loss of $26.7 million, included in other operating expense, in the second quarter of 1999. The remaining portion of WCG's learning content business was also sold in the fourth quarter of 1999. This unit also abandoned a business that provided wireless remote monitoring and meter reading equipment and related services to industrial and commercial customers in the fourth quarter of 1999. As a result, for the nine months ended September 30, 2000, WCG's strategic investments unit had no revenues or cost of sales and significantly reduced selling, general and administrative expenses and depreciation and amortization expenses. The costs incurred in the 2000 period represent costs associated with managing WCG's equity investments in this business unit.

    WCG's strategic investments unit's equity losses decreased $19.7 million, or 70%, to $8.6 million for the nine months ended September 30, 2000 from $28.3 million for the same period in 1999. The decrease is primarily due to WCG's decreased equity ownership of ATL, which contributed $17.3 million to the decrease in equity losses, and lower losses from ATL operations, which contributed an additional $2.7 million.

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

Consolidated non-operating items

    WCG's net interest expense for the nine months ended September 30, 2000 increased $105.3 million from the same period in 1999 as a result of increased borrowings at higher interest rates to finance operations and capital expenditures, partially offset by increased interest capitalized related to assets under construction. WCG's total debt has increased $2.6 billion from September 30, 1999 to September 30, 2000, which primarily reflects the $2.0 billion principal amount of senior redeemable notes issued in October 1999, $1.0 billion principal amount of senior redeemable notes issued in August 2000, and the borrowing of the $525.0 million term loan under the credit facility in September 2000. The increase in debt is partially offset by the use of a portion of proceeds from the October 1999 offerings to pay off a 1999 credit facility.

    WCG's interest and other investing income increased $45.6 million to $50.3 million for the nine months ended September 30, 2000 from $4.7 million for the same period in 1999. This increase is due to interest earned on short-term investments, which were purchased with proceeds from the October 1999 offerings and concurrent investments, the August 2000 debt offering and the borrowing of the term loan under the credit facility in September 2000.

    The change in minority interest increased $15.8 million for the nine months ended September 30, 2000 compared to the same period in 1999 of which $16.2 million is attributable to the solutions unit, partially offset by a $0.4 million decrease attributable to PowerTel. In September 2000 the cumulative losses attributable to Solutions LLC exceeded WCG's minority interest liability in this consolidated subsidiary. As a result, WCG has suspended recording minority interest related to this subsidiary.

    WCG recorded a tax provision of $98.1 million for the nine months ended September 30, 2000 compared to a $37.0 million provision for the same period in 1999, resulting in an increase in the provision of $61.1 million. The increase is due primarily to a deferred tax provision of $82.1 million relating to the gain recognized on the conversion of WCG's shares of common stock of Concentric Network Corporation into shares of common stock of XO Communications, Inc. pursuant to a merger of those companies completed in June 2000, partially offset by a tax benefit from permanent basis differences on certain assets sold during the first quarter of 2000.

    The cumulative effect of a change in accounting principle of $25.4 million in 2000 results from WCG's solutions unit's change in revenue recognition policy from the percentage of completion method to the completed contract method.

    Preferred stock dividends and amortization of the preferred stock issuance costs increased $0.5 million for the nine months ended September 30, 2000 compared to the same period in 1999 due to the issuance of 5,000,000 shares of 6.75% redeemable cumulative convertible preferred stock in a private placement. Dividends on the preferred stock are cumulative from the date of issue and will be payable on a quarterly basis beginning January 15, 2001 at an annual rate of 6.75%.

LIQUIDITY AND CAPITAL RESOURCES

    Cash used in operating activities was $61.7 million for the nine months ended September 30, 2000 which includes cash received from dark fiber transactions of $188.6 million. WCG anticipates that, excluding the impact of dark fiber transactions, its operating activities will not result in positive cash flows until the end of 2001 and that capital expenditures, debt service obligations and other cash needs will continue to exceed cash from operations as WCG completes, expands and enhances its network.

Cash sources

    As of September 30, 2000, WCG has approximately $1.1 billion of cash and short-term investments. During the third quarter of 2000, WCG received net proceeds from the sale of senior redeemable notes in a private placement in August 2000 and the sale of preferred stock in a private placement in September 2000 of approximately $970.6 million and $240.5 million, respectively. WCG also borrowed the $525 million term loan under its long-term credit facility in September 2000.

    In addition, WCG has $525 million remaining on its $1.05 billion commitment under its credit facility which consists of a $525 million seven-year multi-draw amortizing term loan facility and a $525 million six-year senior reducing revolving credit facility. As discussed above, WCG borrowed the $525 million term loan under its credit facility in September 2000. WCG may borrow under the revolving portion of its credit facility throughout its six-year term. However, WCG's ability to borrow under the credit facility is dependent upon compliance with specified covenants and conditions. Although WCG's revolving portion of its credit facility provides for a total commitment of $525 million, based on its ratio of total debt, net of excess cash, to contributed capital of approximately
0.65 to 1.00 as of September 30, 2000, WCG estimates that only $152 million could be borrowed and utilized without issuing additional equity or amending its long-term credit facility.

    Also included on WCG's balance sheet is a long-term investment portfolio which totals $1.5 billion at September 30, 2000. Included in this portfolio are marketable equity securities classified as available for sale with a market value of approximately $834.6 million as of September 30, 2000, some of which may be disposed of from time to time.

    In July 2000, Williams announced that its board of directors had authorized its management to pursue a course of action that, if successful, would lead to a complete separation of WCG from Williams' energy business. In August 2000, Williams announced that the Internal Revenue Service (IRS) had issued a favorable ruling on a proposed tax-free distribution of WCG's Class B common stock to Williams' stockholders. In order for Williams and its stockholders to receive the benefit of the ruling, a spin-off must be completed by August 2001, unless the IRS consents to an extension of time. The terms of WCG's long-term credit facility require Williams to hold at least 75% of the voting power of WCG's outstanding voting stock or at least 65% of WCG's issued and outstanding capital. Accordingly, depending upon the course and timing of action taken that results in the separation of the businesses, WCG may be required to seek the consent of its lenders.

    As a result of the announcement by Williams of its intention to separate its businesses, Standard & Poor's downgraded WCG's corporate credit and bank loan rating from "BB" to "BB-minus" and WCG's senior unsecured debt rating from "BB-minus" to "B-plus" in July 2000. In addition, Moody's Investor Service announced in July 2000 that, due to WCG's intention to increase its capital expenditure program and WCG's expectation that WCG will turn EBITDA positive in 2001, rather than in 2000, combined with the heightened leverage associated with the issuance of the senior redeemable notes in August 2000, it has revised its outlook for WCG to stable from positive.

Cash uses

    WCG's primary anticipated cash need is funding capital expenditures for its network unit. WCG currently estimates to spend approximately $5.6 billion for capital expenditures in 2000 and 2001 primarily to construct and light its 34,000 mile nationwide intercity network, enhance the capacity and functionality of this network, provide local access services, expand its domestic network and provide connectivity for overseas customers to its domestic network. For the nine months ending September 30, 2000, WCG has spent $2.5 billion on capital expenditures and expects to spend approximately $0.8 billion in the fourth quarter of 2000.

    In the third quarter of 2000, PowerTel entered into a 70 million Australian dollar bridge financing facility agreement which translates to U.S. $38.2 million as of September 30, 2000. As of September 30, 2000, the facility agreement, which bears interest at a fixed-rate of 9.70% and is due January 2001, has been fully utilized. PowerTel is considering various financing arrangements to replace the bridge financing facility agreement. These financing arrangements currently under consideration could require WCG to provide additional capital contributions.

    ATL is seeking a credit facility to finance its operations. Although ATL endeavors to obtain financing without loans, credit support or additional contributions from WCG, financing arrangements currently under consideration would require WCG to provide limited credit support.

    Under its asset defeasance program, WCG is obligated to make annual lease payments totaling approximately $50 million during 2000, of which approximately $39 million has been paid as of September 30, 2000.

    At September 30, 2000, WCG's outstanding long-term debt consisted of $981.9 million principal amount under the Williams note, $3.0 billion principal amount of its 10.70% to 11.875% senior redeemable notes due 2007 to 2010 and $525 million term loan under its credit facility due 2006. Scheduled principal payment obligations under the Williams note total $12.5 million in 2000, of which approximately $6.3 million has been paid as of September 30, 2000. Scheduled interest payment obligations under the Williams note, its 10.70% and 10.875% senior redeemable notes and the credit facility total approximately $337 million in 2000, of which approximately $181.7 million has been paid as of September 30, 2000. There are no scheduled principal payment obligations on the 10.70% and 10.875% senior redeemable notes in 2000. There are no scheduled interest or principal payment obligations on the 11.70% and 11.875% senior redeemable notes in 2000 and interest is payable semi-annually beginning February 1, 2001. WCG estimates debt service payments of approximately $492 million for 2001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

    WCG's interest rate risk exposure associated with the $1.4 billion of the short-term investments at December 31, 1999 was reduced as a result of the sale of those investments throughout the year to fund its capital expenditures program and operations. However, in August 2000, WCG received net proceeds from the sale of senior redeemable notes of approximately $1.0 billion which were invested primarily in similar short-term debt securities. At September 30, 2000, short-term investments totaled $921.0 million.

    Interest rate risk exposure, as it relates to the debt portfolio, was impacted by new debt issuances in the third quarter of 2000. WCG borrowed the $525.0 million term loan under its long-term credit facility. The interest rate under the credit facility is currently based on LIBOR plus 2.25%. WCG also issued approximately $1.0 billion of fixed-rate senior redeemable notes which will help to mitigate the impact of fluctuations in interest rates under the credit facility. The senior redeemable notes consist of $575.0 million of 11.70% and $425.0 million of 11.875% fixed-rate senior redeemable notes due August 1, 2008 and August 1, 2010, respectively.

FOREIGN CURRENCY RISK

    In the first quarter of 2000, WCG advanced approximately $150 million to ATL, denominated in Brazilian reais, which subjects WCG to foreign currency fluctuations. The value of the advance is $141.8 million based on the current exchange rate of the Brazilian real to the U.S. dollar at September 30, 2000.

    Management has historically not utilized derivatives or other financial instruments to hedge the risk associated with the movement in foreign currencies. However, management continually monitors fluctuations in these currencies and will consider the use of derivative financial instruments or employment of other investment alternatives if cash flows or investment returns so warrant.

EQUITY PRICE RISK

    Equity price risk primarily arises from investments in publicly traded telecommunications-related companies. These investments are carried at fair value and approximate nine percent and five percent of WCG's total assets at September 30, 2000 and December 31, 1999, respectively. These investments have the potential to impact WCG's financial position due to movements in the price of these equity securities. Prior to January 1, 2000, WCG had not utilized derivatives or other financial instruments to hedge the risk associated with the movement in the price of these equity securities. However, WCG has entered into derivative instruments which will expire by the fourth quarter of 2001 and are designed to hedge the exposure to changes in the price of certain marketable equity securities. Approximately 29% of WCG's marketable equity securities portfolio is hedged at September 30, 2000. It is reasonably possible that the prices of the equity securities in WCG's marketable equity securities portfolio could experience a 30% increase or decrease in the near term. Assuming a 30% increase or decrease in prices, the value of WCG's marketable equity securities portfolio at September 30, 2000, which is included in investments in the Consolidated Balance Sheet, would increase or decrease by approximately $231 million or $195 million, respectively.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On September 7, 2000, All-Phase Utility Corp. amended its complaint in a matter originally filed June 28, 1999 against WCI in the United States District Court for Oregon. In the amended complaint, All-Phase alleges actual damages of at least $236.5 million plus punitive damages of an additional amount equal to double the amount of actual damages. All-Phase alleges that a portion of WCI's Eugene, Oregon to Bandon, Oregon route is based on confidential information developed by All-Phase and that WCG breached its non-disclosure agreement with All-Phase and violated the Oregon Trade Secrets Act by using it. All-Phase also alleges that WCG misrepresented its plans for the route and that, as a result, All-Phase lost the opportunity to build its own line along the same route. All-Phase alleges that its damages include loss of profit from the construction it believes it would have performed for WCI and lost revenue from leases of fiber-optic cable and conduits. WCI intends to refute the allegations and to vigorously defend this lawsuit. WCG does not believe that the ultimate resolution of this matter will have a material adverse effect upon its future financial position, results of operations or cash flows.

    For information regarding other legal proceedings, see WCG's Annual Report on Form 10-K/A for the year ended December 31, 1999.

ITEM 2. CHANGES IN SECURITIES

    On September 19, 2000, WCG issued 5,000,000 shares of 6.75% Redeemable Cumulative Convertible Preferred Stock with an aggregate liquidation preference of $250,000,000, less underwriting fees and commissions of $7,500,000 and offering expenses of approximately $2,000,000. The initial purchasers were Merrill Lynch, Pierce, Fenner & Smith Incorporated and Salomon Smith Barney Inc. The shares of preferred stock and common stock issuable upon conversion of the preferred stock issued to pay a dividend on the shares of preferred stock have not been registered under the Securities Act pursuant to Rule 144A under the Securities Act. Each share of preferred stock is convertible into 1.7610 shares of common stock, based on a conversion price of $28.39. WCG may redeem all or any shares of preferred stock at any time on or after October 15, 2005 and, under specified circumstances, before that date. The preferred stock will be subject to mandatory redemption on October 15, 2012. Preferred stock dividends and amortization of preferred stock issuance costs for the nine months ended September 30, 2000 were $0.5 million.

    The terms of WCG's credit facility and senior redeemable notes currently restrict it from paying cash dividends. During any periods when WCG is restricted from paying cash dividends, it expects to pay preferred stock dividends by delivering shares of its common stock to the transfer agent for the preferred stock, which will resell those shares of common stock. The proceeds from the sale of its common stock will then be used to pay cash dividends to the holder of shares of preferred stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The exhibits listed below are filed as part of this report

               3 Restated Certificate of Incorporation of the Company dated September 24, 1999; Certificate of Designation of Series A Junior Participating Preferred Stock dated September 30, 1999; and Certificate of Designation of 6.75% Redeemable Cumulative Convertible Preferred Stock dated September 18, 2000

               4.1 Indenture dated as of August 8, 2000 between the Company and The Bank of New York, as trustee relating to the 11.70% Senior Redeemable Notes due 2008 and the 11.875% Senior Redeemable Notes due 2010 (previously filed with the Securities and Exchange Commission as Exhibit 4.1 to the Registration Statement on Form S-4 dated October 12,
                      2000)

               4.2 Registration Rights Agreement dated as of September 19, 2000 between the Company and the initial purchasers (relating to the 6.75% Redeemable Cumulative Convertible Preferred Stock)

              10 Amended and Restated Credit Agreement dated as of September 1, 2000 to the Credit Agreement dated as of September 8, 1999 among WCI, the Company, the lenders party thereto and Bank of America, N.A., The Chase Manhattan Bank, Bank of Montreal and The Bank of New York, as agents thereunder (previously filed with the Securities and Exchange Commission as Exhibit 10.63 to the Registration Statement on Form S-4 dated October 12, 2000)

              12 Computations of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

              27.1 Financial Data Schedule - Nine Months Ended September 30, 2000 (EDGAR version only)

              27.2 Restated Financial Data Schedule - Nine Months Ended September 30, 1999 (EDGAR version only)

         (b) During the third quarter of 2000, WCG filed a Form 8-K on July 17, 2000; August 2, 2000; and September 14, 2000 which reported significant events under Item 5 of the Form and included the exhibits required by Item 7 of the Form.

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


                                       WILLIAMS COMMUNICATIONS GROUP, INC.
                                       -----------------------------------
                                       (Registrant)




                                       /s/  Ken Kinnear
                                       -----------------------------------
                                       Ken Kinnear
                                       Controller
                                       (Duly Authorized Officer and
                                       Principal Accounting Officer)

November 8, 2000

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------

               3      Restated Certificate of Incorporation of the Company dated
                      September 24, 1999; Certificate of Designation of Series A
                      Junior Participating Preferred Stock dated September 30,
                      1999; and Certificate of Designation of 6.75% Redeemable
                      Cumulative Convertible Preferred Stock dated September 18,
                      2000

               4.1    Indenture dated as of August 8, 2000 between the Company
                      and The Bank of New York, as trustee relating to the
                      11.70% Senior Redeemable Notes due 2008 and the 11.875%
                      Senior Redeemable Notes due 2010 (previously filed with
                      the Securities and Exchange Commission as Exhibit 4.1 to
                      the Registration Statement on Form S-4 dated October 12,
                      2000)

               4.2    Registration Rights Agreement dated as of September 19,
                      2000 between the Company and the initial purchasers
                      (relating to the 6.75% Redeemable Cumulative Convertible
                      Preferred Stock)

              10      Amended and Restated Credit Agreement dated as of
                      September 1, 2000 to the Credit Agreement dated as of September 8, 1999 among WCI, the Company, the lenders party thereto and Bank of America, N.A., The Chase
                      Manhattan Bank, Bank of Montreal and The Bank of New York, as agents thereunder (previously filed with the Securities and Exchange Commission as Exhibit 10.63 to the September
                      2000 S-4)

              12      Computations of Ratio of Earnings to Fixed Charges and
                      Ratio of Earnings to Combined Fixed Charges and Preferred
                      Stock Dividend Requirements

              27.1    Financial Data Schedule - Nine Months Ended September 30,
                      2000 (EDGAR version only)

              27.2    Restated Financial Data Schedule - Nine Months Ended
                      September 30, 1999 (EDGAR version only)