Form 10-K405
period 2000-12-31
WILLIAMS COMMUNICATIONS GROUP INC
filed 2001-03-12
CIK 1044583

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

          Securities Registered Pursuant to Section 12(g) of the Act:
            6.75% Redeemable Cumulative Convertible Preferred Stock

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's Class A common stock held by nonaffiliates as of the close of business on February 28, 2001, was approximately $1.2 billion. In addition, the aggregate market value of the registrant's Class B common stock held by The Williams Companies, Inc. as of the close of business on February 28, 2001, was approximately $4.9 billion.

     The number of shares of the registrant's Class A Common Stock outstanding at February 28, 2001, was 92,859,410.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Not applicable.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      WILLIAMS COMMUNICATIONS GROUP, INC.

                                   FORM 10-K

                                     PART I

ITEM 1. BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

     Williams Communications Group, Inc. (WCG) was incorporated under the laws of the State of Delaware on December 1, 1994, under the name of WilTel Technology Ventures, Inc. The name of the corporation was changed to The WilTech Group, Inc. on September 20, 1995, and to Williams Communications Group, Inc. on February 11, 1997.

     In 1985, The Williams Companies, Inc. (Williams) entered the communications business by pioneering the placement of fiber-optic cables in pipelines no longer in use. Williams also pioneered the strategy of providing services solely to other communications providers. By 1989, through a combination of construction projects and acquisitions, Williams had completed the fourth nationwide digital fiber-optic network, consisting of approximately 9,700 miles. By 1994, WilTel, Williams' communications subsidiary, was one of the top four providers of high capacity data services, one of the top five providers of long distance voice services, and the first provider to offer nationwide frame relay transmission capacity. In January 1995, Williams sold the WilTel network business to LDDS Communications (now WorldCom). Williams excluded from the sale an approximately 9,700 route mile single fiber network comprised of a single fiber-optic strand and associated equipment along the original nationwide network, WilTel's telecommunications equipment distribution business and Vyvx Services. In January 1998, Williams reentered the communications network business, announcing its plans to develop the Williams network.

     Until the closing of the initial public offering of a minority interest in WCG stock on October 6, 1999, WCG was a wholly owned subsidiary of Williams. In its initial public offering, WCG offered for sale 29,600,000 shares of its Class A common stock to the public. The underwriters for the initial public offering, Salomon Smith Barney Inc., Lehman Brothers Inc. and Merrill Lynch & Co., exercised their options and purchased 4,440,000 additional shares to cover over-allotments. In separate private placements, SBC Communications Inc., Intel Corporation, and Telefonos de Mexico, S.A. de C.V., respectively, acquired 20,226,812, 9,225,093 and 4,612,546 shares of WCG's Class A common stock.

     Williams owns 100 percent of WCG's outstanding Class B common stock, which gives Williams approximately 98 percent of the voting power of WCG. In addition, on February 26, 2001, Williams and WCG entered into an agreement under which Williams transferred assets to WCG in exchange for 24,265,892 shares of WCG's Class A Common Stock. Williams owns approximately 86 percent of the total outstanding Class A and Class B common stock of WCG. As a majority-owned subsidiary of Williams, WCG has in place with Williams agreements for the provision of certain administrative and other services, for the lease of certain property and facilities, for the sharing of tax liabilities and benefits, and for the license of the Williams name and logo.

     Williams has announced that its board of directors has authorized its management to take steps that may lead to a tax-free distribution of shares of WCG's common stock held by Williams to its shareholders. Assuming that market conditions and other factors continue to support such a tax-free spin-off, Williams has announced that its board of directors would expect to vote during the first part of 2001 to set a record date, the ratio of a share of WCG stock that will be issued for each share of Williams stock, and to direct the distribution of WCG shares.

     On January 29, 2001, WCG announced that it had reached an agreement with Platinum Equity, LLC to sell its Houston-based enterprise services operating segment, Williams Communications Solutions (Solutions). Under the terms of the Sale and Purchase Agreement by and among Williams Communications, LLC, Williams Learning Network, Inc., Williams Communications Solutions, LLC, Platinum Equity, LLC, WCS Acquisition Corporation, and WCS Acquisition LLC, Platinum Equity will acquire Solutions' operations in the United States and Mexico as well as the Canadian professional services operations of Solutions. WCG will retain the right to collect Solutions' receivables aged over ninety days at the time of the closing, and Platinum Equity will act as the collection agent for these receivables. WCG also announced its intent to sell the remaining Canadian operations of Solutions in 2001.

     The principal executive offices of WCG are located at One Williams Center, Tulsa, Oklahoma 74172 (telephone (918) 573-2000).

(b) FINANCIAL INFORMATION ABOUT SEGMENTS

     See Part II, Item 8 -- Financial Statements and Supplementary Data.

(c) NARRATIVE DESCRIPTION OF BUSINESS

     Substantially all operations of WCG are conducted through subsidiaries. The term "WCG" also includes the operating subsidiaries where the context requires. WCG's principal sources of cash are from external financings, public debt, and public equity. WCG may also receive dividends and advances from its subsidiaries, investments, payments by subsidiaries for services rendered, and interest payments from subsidiaries on cash advances. The amount of dividends available to WCG from subsidiaries largely depends upon each subsidiary's earnings and operating capital requirements and contractual restrictions in each subsidiary's credit arrangements.

     Following its decision to sell its Solutions segment, WCG operates through three operating segments: Network, Broadband Media, and Strategic Investments. Network owns or leases and operates a nationwide inter-city fiber-optic network, which it is extending locally and globally to provide Internet, data, voice and video services exclusively to communications service providers. Network also includes a publicly traded Australian telecommunications company and various other investments that drive bandwidth usage on the WCG network. Broadband Media includes Vyvx(R) Services which provides live and non-live video transmission services worldwide for news, sports, advertising and entertainment events and investments in domestic broadband media communication companies. Strategic Investments invests in both domestic and foreign companies that it believes will, directly or indirectly, increase revenue opportunities for its other segments. As of December 31, 2000, Strategic Investments' foreign investments are all located in South America. WCG has formed strategic alliances with communications companies to secure long-term, high-capacity commitments for traffic on its network and to enhance its service offerings. The Solutions segment has been treated as discontinued operations. Item 1(c) of this report is formatted to reflect the continuing operations of the business.

                                    NETWORK

     WCG owns or leases and operates a nationwide inter-city fiber-optic network, which it is extending locally and globally. It intends to make Network the most efficient U.S.-based provider of advanced Internet, data, voice, and video services to companies that use high-capacity communications services as an integral part of their service offerings. These companies include long distance carriers, local service providers, Internet service providers, application service providers, digital subscriber line service providers, utilities, and international carriers. WCG also offers rights of use in dark fiber, which is fiber that it installs but for which it does not provide communications transmission services. Network is building networks, or seeking strategic relationships to provide services, in U.S. cities and in Asia, Australia, South America, and Europe. Network has also made investments in companies that assist it in improving, or create demand for capacity on, its network. Based on currently announced plans, WCG's global network will include ownership interests in or rights to use:

     - in excess of 41,000 miles of fiber-optic cable currently completed, connecting 125 U.S. cities;

     - fiber-optic cable networks within 50 of the largest U.S. cities;

     - approximately 150 data centers located in 125 U.S. cities;

     - 15,000 miles of dark fiber in Europe connecting the UK, France, Switzerland, Italy, Austria, Germany, Belgium, the Netherlands, Norway, Denmark, Finland, and Sweden;

     - operational border crossings between the U.S. and Mexico in California and Texas; and

     - in excess of 250 STM-1 equivalent circuits on 7 major undersea cable systems connecting the U.S. with Europe, Asia, and Australia.

REVENUES

     Network contributed approximately the following percentages to WCG's total revenues for the past three years:

PERCENTAGE OF
TOTAL REVENUES                                 YEAR
--------------                                 ----
84..........................................   2000
73..........................................   1999
55..........................................   1998

STRATEGY

     Network's objective is to be the most efficient U.S.-based provider of advanced high capacity Internet, data, voice, and video services to national and international communications service providers. To achieve this objective, it intends to:

     - Become the leading provider to communications carriers. WCG's focus is on providing high-quality communications services to carriers as they seek to benefit from the growth in communications demand. It also offers its customers the flexibility to control their own service platforms so that they choose to buy services from WCG rather than build these capabilities themselves or purchase them from another carrier. WCG's focus on selling wholesale services to carriers works to its advantage because its customers do not see it as a competitive threat in the retail market.

     - Deploy a technologically advanced network. WCG is combining advanced optical and electronic transmission and switching equipment with its innovative network design to offer highly flexible, efficient, and reliable network services to its customers. Its innovative network design provides high-quality network services to support voice, data, Internet, and video traffic at a lower investment than other currently deployed network architectures due to the elimination of several layers of costly equipment. WCG's research investment and technological position has enabled the creation of a multi-protocol/multi-service architecture supporting the full array of DWDM, SONET, ATM, and IP services. This multi-service platform positions WCG as a unique migration partner for incumbent through next generation service providers.

     - Expand local access services. WCG is installing or otherwise acquiring interests in fiber-optic cable or other facilities within 50 of the largest U.S. cities. It is installing high-speed synchronous optical network (SONET) transport and dense wave division multiplexing (DWDM) equipment to offer a broad range of high-capacity or broadband services. This expansion will enable it to extend the high-capacity services of its network to virtually every major carrier hotel, network peering point, and managed content site within those cities. Enhancing the level of connectivity directly to these strategic targets re-enforces commercial relationships with customers by minimizing churn, reducing the time to deliver existing services, and using advanced technologies to promote new service creation to its customers.

     - Enhanced Internet Protocol (IP) Services. WCG is installing 16 core carrier class IP router sites connected to key peering, managed content, and switching access points. This additional capability enables it to provide next generation products as an Internet infrastructure service provider to support emerging voice, data, Internet, and video service requirements.

     - Establish global connectivity. WCG has or is pursuing ownership interests in, or rights to capacity on, various undersea and foreign fiber-optic cables. These cables will connect its U.S. network to Europe, South America, Asia, and Australia. Additionally, WCG pursues strategic relationships that (i) allow it to exchange dark fiber and/or capacity on its network for cost-effective access, dark fiber, and/or capacity on international networks or (ii) allow it to use its network construction and management experience to construct or manage international networks. WCG also intends to establish alliances with international carriers that will expand its capabilities throughout Europe and other key markets.

     - Pursue strategic alliances. In order to increase revenues and decrease unit costs, WCG pursues strategic alliances with communications providers that offer the potential for long-term, high-capacity commitments for traffic on its network. To date, WCG has entered into strategic alliances with SBC, Intel, Telefonos de Mexico, KDDI, Winstar, and others to provide network services. Strategic alliances also allow it to combine its capabilities with those of its alliance partners in order to offer its customers a more complete product set, including local and international capacity and Internet access services.

     - Invest in technology and communications companies. WCG invests in and works with companies that increase its access to new technologies that can result in substantial increases in the capacity, accessibility, or efficiency of its network. WCG also invests in companies that can facilitate its ability to offer complementary products or services to its customers.

     - Become a leader in bandwidth trading. WCG has taken an approach to bandwidth trading that incorporates risk management strategies and portfolio management practices. WCG perceives its asset infrastructure, customer base, and market position as portfolios that can be leveraged to maximize value and mitigate risk. WCG is the only company participating in this industry that manages its network pricing function within its trading group.

PROPERTIES

  U.S. Inter-City Network

     In late 2000, Network substantially completed its U.S. inter-city core network build, which connects 125 cities. The following table describes the U.S. inter-city network infrastructure (numbers are approximate):

                                                                     AVERAGE NUMBER   AVERAGE NUMBER
                            PLANNED     MILES IN    AVERAGE NUMBER     OF FIBERS         OF SPARE
THE WCG NETWORK           ROUTE MILES   OPERATION     OF FIBERS        RETAINED*         CONDUITS
---------------           -----------   ---------   --------------   --------------   --------------
U.S. INTER-CITY
Single fiber
  network(1)............    14,400        9,700            1                1              N/A
Other wholly owned fiber
  builds................    13,100        5,400          106               28              1.8
Fiber builds under Asset
  Defeasance Program....     5,000        5,000          127               24              1.9
Fiber builds jointly
  owned(2)..............     1,300        1,300           43               12                0
Routes through dark
  fiber rights(3).......     7,900        6,600           13               10              0.3
                            ------       ------
           Total........    41,700       28,000
                            ======       ======

LOCAL NETWORK                        PLANNED   COMPLETED
-------------                        -------   ---------
Local builds in number of cities...    50         14

---------------

 * This is the average number of fibers in each category that Network expects to retain for its own use and not grant rights in dark fiber to others.

(1) As part of the agreements relating to the sale of the WilTel network business to LDDS (now WorldCom) in January 1995, Williams retained a 9,700-mile single fiber network. In 1998, WCG entered into an agreement with WorldCom whereby it received an option to purchase one fiber-optic strand over approximately 7,700 miles of selected WorldCom routes. WCG has exercised its right to purchase 4,700 miles of these routes. The single fiber network, and all fiber-optic strands it purchases pursuant to the option, may be used only to transmit video or multimedia services, including Internet services, until July 1, 2001. After this date, these fiber-optic strands may be used for any purpose, including voice and data services.

(2) This category consists of Network's fiber rights in builds which have been jointly constructed, or rights in dark fiber obtained by WCG, Enron Communications, Inc., and Touch America, Inc. through a limited liability company, or LLC, in which WCG shares equal ownership and control. The LLC constructed the portion of the route between Portland and Las Vegas and obtained rights in dark fiber in the portion of the route between Las Vegas and Los Angeles and in the Detroit-Cleveland route. The LLC owns the right of way over some of the route it constructed, with each of WCG, Enron, and Touch America also contributing rights of way. The LLC granted rights in dark fibers on the completed routes to each of WCG, Enron, Touch America, and others. Network provides operational services to the LLC.

(3) This category consists of rights in dark fiber and conduits that Network has obtained or intends to obtain. Network has already obtained approximately 7,900 route miles, all of which have had fiber-optic cable installed. Network manages the transmission equipment on the routes it acquired, and it typically pays for the maintenance of fiber-optic strands and rights of way.

     Network is currently installing new transmission equipment on its single fiber network to increase its transmission capacity and ensure its compatibility with the newer portions of the network. Due to advances in transmission electronics, it is now possible to carry as much traffic on this single fiber-optic strand as on 128 fiber-optic strands four years ago. In addition, the single fiber network will provide additional routes for the network into select major markets.

     Network leases capacity from both long distance and local telecommunications carriers, including its competitors, in order to meet the needs of its customers. Leases of capacity are distinguished from rights in dark fiber in that capacity leases are for only a portion of the fiber capacity and the lessor supplies and operates the equipment to transmit over the fiber. Capacity leases are generally for terms of one month up to five years, but can be longer. Network leases approximately 15 percent of its network capacity currently in use. However, because it has more capacity available on its network than it is currently using, the leased capacity it currently uses constitutes approximately eight percent of the total capacity currently available on the network. These leases are for areas where Network does not have on-network portions, or its on-network is not currently sufficient to meet the expected capacity. This includes capacity to provide service from Network's facility to another provider's facility. These leases of capacity may contain minimum commitments that Network will make in order to obtain better pricing. In some cases, Network must obtain service from other carriers at costs that exceed its revenues for providing the required service. In doing so, it attempts to balance its off-network commitments with the expected requirements of its customers.

     In September 2000, Network acquired the long distance network assets of Ameritech Communications, Inc., a subsidiary of SBC. The assets acquired are located in the states of Illinois, Indiana, Michigan, Ohio, and Wisconsin, and include a 2,000-mile fiber-optic network over four routes, indefeasible rights of use in dark fiber, and 15 data centers.

     City-by-city buildout. The following table sets forth Network's current and future plans for its network build.

                                                              ESTIMATED    APPROXIMATE   APPROXIMATE
                                                              COMPLETION      ROUTE      OPERATIONAL
FIBER BUILD SEGMENT                                              DATE         MILES         MILES
-------------------                                           ----------   -----------   -----------
Albany - Boston.............................................   Complete         183           183
Atlanta - Jacksonville(1)...................................   Complete         355           355
China Cable: Bandon Connections.............................   Complete         293           293
Daytona - Orlando - Tampa...................................   Complete         153           153
Dallas - Houston(2).........................................   Complete         250           250
Denver - Salt Lake City(1)..................................   Complete         551           551
Detroit - Cleveland(2)......................................   Complete         172           172
Herndon, VA - Wash. D.C. - New York City(1).................   Complete         377           377
Houston - Atlanta - Washington(1)...........................   Complete       1,825         1,825
Houston - McAllen - Laredo - San Antonio(2).................   Complete         705           705
Jacksonville - Miami(1).....................................   Complete         332           322
Kansas City - Denver(1).....................................   Complete         635           635
L.A. - NYC(2)...............................................   Complete       4,370         4,370
LA - Phoenix - San Antonio - Austin - Houston...............   Complete       1,994         1,394
LA - Sacramento - Oakland - San Jose(3).....................   Complete         804           762
LA - San Diego(2)...........................................   Complete         150           150
Miami - Tampa - Tallahassee(1)..............................   Complete         540           540
Minneapolis - Kansas City(1)................................   Complete         452           452
New Orleans - Tallahassee...................................   Complete         471           471
Portland - Salt Lake City - LA(4)...........................   Complete       1,316         1,316

                                                              ESTIMATED    APPROXIMATE   APPROXIMATE
                                                              COMPLETION      ROUTE      OPERATIONAL
FIBER BUILD SEGMENT                                              DATE         MILES         MILES
-------------------                                           ----------   -----------   -----------
SUSA - NEW(2)(5)............................................   Complete       4,700             0
SUSA - OLD(2)(5)............................................   Complete       9,700         9,700
ACI(6)......................................................    1Q 2001       1,997             0
Atlanta - Nashville - Cincinnati - Indianapolis - Chicago...    1Q 2001         985             0
Cleveland - New York City...................................    1Q 2001         748             0
Houston - Kansas City - St. Louis - Chicago.................    1Q 2001       1,452           812
New York - Boston (2 diverse routes)(7).....................    1Q 2001         562           294
Salt Lake City - Sacramento - San Francisco - Santa Clara...    1Q 2001         911           911
Chicago - Cleveland - Pittsburg - Harrisburg - Wash. D.C....    2Q 2001         882             0
China Cable San Luis Obispo/Manchester Connections..........    2Q 2001         654           289
Denver - Amarillo - Wichita Falls - Dallas(2)...............    2Q 2001         750             0
Minneapolis - Milwaukee - Chicago - Detroit(7)..............    2Q 2001       1,239           431
Portland - Seattle(7).......................................    2Q 2001         369           191
Sacramento - Portland(3)....................................    2Q 2001         688           150
TAT 14(8)...................................................    2Q 2001         155             0

---------------

(1) These routes have been constructed under Network's asset defeasance program.

(2) Network has rights in dark fiber with no spare conduits along these routes.

(3) Network has obtained rights in 12 dark fibers on these routes along with two spare conduits. It will install, wholly own, and operate a fiber-optic cable within one of these conduits.

(4) These routes were jointly constructed or obtained by WCG, Enron, and Touch America with no spare conduits.

(5) As part of the agreements relating to the sale of the WilTel network business to LDDS (now WorldCom) in January 1995, Williams retained a 9,700-mile single fiber network. In 1998, WCG entered into an agreement with WorldCom whereby it received an option to purchase one fiber-optic strand over approximately 7,700 miles of selected WorldCom routes. WCG has exercised its right to purchase 4,700 miles of these routes. The single fiber network, and all fiber-optic strands it purchases pursuant to the option, may be used only to transmit video or multimedia services, including Internet services, until July 1, 2001. After this date, these fiber-optic strands may be used for any purpose, including voice and data services.

(6) In September 2000, Network acquired the long distance network assets of Ameritech Communications, Inc., a subsidiary of SBC. The assets acquired are located in the states of Illinois, Indiana, Michigan, Ohio, and Wisconsin, and include a 2,000-mile fiber-optic network over four routes, indefeasible rights of use in dark fiber, and 15 data centers.

(7) In addition to constructing one route with two spare conduits, Network has obtained rights in 12 dark fibers along a different route between these cities.

(8) Under an agreement with Telia, the national communications service provider in Sweden, WCG obtained additional capacity on the TAT-14 cable system, which connects the United States with the United Kingdom, The Netherlands, Denmark, Germany, and France.

     Network design and technology. Network is combining advanced optical and electronic transmission equipment with its innovative network design to offer more flexible and efficient network services to its customers. Some characteristics of the network that it is constructing are as follows:

     - Multi-service platform. A multi-service operating system allows Internet, data, voice and video services to be provided on a single asynchronous transfer mode, or ATM, operating system. Most other carriers use multiple platforms, or operating systems, which create distinct networks and organizations for each service provided. Due to its unified platform approach, Network hopes to achieve greater efficiency and lower costs.

     - ATM core switching. ATM core switching is a packet switching and transmission technology based on sending various types of information, including voice, data, and video, in fixed-sized cells. Packet-based networks transport information compressed as "packets" over circuits shared simultaneously by several users. Newly developed equipment based on advanced communications standards enables packet-based networks to carry voice and data more efficiently, with greater predictability and at a lower cost than other networks.

     - Internet protocol network. Network has upgraded its Internet protocol, or IP, network to operate substantially at OC-48 capacity over SONET technology.

     - Advanced fiber-optic cable. Newer fiber-optic cable, including Corning's Enhanced LEAF(TM) fiber and Lucent's TruWave(TM) fiber, has a wider range of spectrum than previously deployed fibers over which to send wavelengths of light, enabling a greater number of wavelengths to be sent over long distances.

     - DWDM. Dense wave division multiplexing is a technology that allows transmission of multiple waves of light over a single fiber-optic strand, thereby increasing network capacity. By using DWDM, Network is able to derive 80 bi-directional wavelengths, at OC-192 capacity per wavelength, which is a capacity of 10 gigabits per second, over a single fiber-optic strand with current technology. Network expects this equipment to increase capacity per fiber by 250 percent over the existing technology, while reducing the cost of transmission.

     - Use of optically meshed SONET instead of SONET rings. The use of optically meshed SONET allows every location on the WCG network to be connected to multiple locations. Optically meshed SONET provides for more recovery options in the case of a network failure, permits rapid provisioning of customer services, and allows for full utilization of capacity. Most other networks use SONET rings, which automatically reverse signals at a specific point along a network in the event of a network failure, providing for only one recovery option. A SONET ring design also requires installation of up to twice as much capacity for the same amount of traffic as compared to Network's optically meshed SONET design.

     - Closer spacing of transmission electronics. Network's spacing of transmission electronics at 40-mile intervals allows it to take advantage of the latest advances in DWDM and other advances in optical technology by reducing the distance over which light has to travel. Most other fiber networks space their electronics at 60-mile intervals.

     - Elimination of digital cross-connect system. The ATM packet technologies that Network employs eliminate the need for a high-cost, high-maintenance digital cross-connect system. Circuit-based systems are the predecessor to the ATM packet technologies Network employs. The elimination of unnecessary equipment also reduces Network's operating and maintenance expenses.

     - Nortel DMS 250 switches. Network uses the latest Nortel switching technology to efficiently carry traditional voice services on its ATM core network. Nortel DMS 250 voice switches have been installed in the metropolitan areas of Anaheim, San Francisco, Kansas City, Houston, Boston, Atlanta, Newark, Chicago (Broadview), and San Antonio. Network intends to install switches in the Dallas metropolitan area in 2001.

     Data centers. As of December 31, 2000, Network had 146 data centers across its network. Data centers are environmentally controlled, secure sites designed to house transmission, routing and switching equipment, and local operational staff, as well as space and power for colocation customers. By colocating their own equipment in Network's facilities, customers are able to minimize the use of expensive local loops from local telephone companies to reach Network's backbone. The customer also foregoes the capital and operating expense required to build and maintain its own data centers. By expanding its network to include multiple data centers within select major metropolitan areas, Network will provide an end-to-end solution for its carrier customers.

     Conduit and fiber-optic cable. The newer portions of the WCG network are designed for expandability and flexibility and will contain multiple conduits along approximately 70 percent of its routes. To construct its fiber-optic cable, fiber-optic strands are placed inside small plastic tubes and bundles of these tubes are wrapped with plastic and strengthened with metal. Network then places these bundles inside the conduit, which is high-density polyethylene hollow tubing 1 1/2 to 2 inches in diameter. The conduit is generally buried approximately 42 inches underground along pipeline or other rights of way. Network also uses steel casing in high-risk areas, including railroad crossings and high-population areas, thereby providing for greater protection. The first conduit contains a cable generally housing between 96 and 144 fibers, and the second conduit, or third where constructed, serves as a spare. The spare conduits allow for future technology upgrades, potential conduit sales, and expansion of capacity at costs significantly below the cost of new construction. After existing and anticipated leases of dark fiber, Network generally plans to retain approximately 24 fibers for its own use on the constructed portions of its network.

     Rights of way. The WCG network is primarily constructed by digging trenches along rights of way, or rights to use the property of others, which Network obtains throughout the United States from various landowners. Where feasible, Network constructs along Williams' pipeline rights of way and the rights of way of other pipeline companies. WCG believes that use of pipeline rights of way gives its network inherent advantages over other systems built over more public rights of way, such as railroads, highways, telephone poles, or overhead power transmission lines. These advantages include greater physical protection of the fiber system and lower construction costs. Approximately 21 percent of its rights of way are along Williams' pipeline rights of way and the remainder is along the rights of way of third parties. Rights of way from unaffiliated parties are generally for terms of at least 20 years, and most cover distances of less than one mile. Where necessary or economically preferable, Network has other right of way agreements in place with highway commissions, utilities, political subdivisions and others. Almost all of its rights of way extend through at least 2018.

     Monitoring. Network monitors its network 24 hours a day, seven days a week, from its network management centers in Tulsa, Oklahoma, and St. Louis, Missouri. Each network management center provides centralized network surveillance, troubleshooting, and customer service. The system currently allows technicians to detect a component malfunction in the WCG network, quickly reroute the customer's traffic to an available alternate path, and effect an expedited repair. Network expects this will reduce service costs and customer downtime. It has also implemented a program that encourages people to phone a toll-free number prior to breaking ground, backed up by its "call before you dig" group to reduce the risk of damage to its conduit or fiber system. Additionally, Network places above ground markers at frequent intervals along the route of its network.

  Local Network Expansion

     In 2000, WCG announced plans to spend $421 million to extend the local reach of its network. It intends to have in operation local services over its network in 50 of the largest U.S. cities by December 31, 2003. As of December 31, 2000, it had in operation local services over its network in 14 U.S. cities and intends to have in operation local services over its network to a total of 20 of the largest U.S. cities by December 31, 2001. Network will add fiber and computer equipment to extend the high capacity services of its nationwide inter-city network to virtually every major carrier hotel and network peering point within those cities. It expects construction to complete this year in six cities, including San Diego, Salt Lake, Minneapolis, Baltimore, Santa Clara, and Miami. In addition to the local network builds that it will perform, Network will use 86,000 local fiber miles over 3,200 route miles that it obtained in a fiber swap with Metromedia Fiber Network. It expects this to provide it with connections to an additional 250 points of presence in 18 cities. Currently, Network has accepted significant builds completed in Boston, Chicago, Dallas, New York, Philadelphia, San Francisco, Washington, D.C., Houston, and Los Angeles.

     Network will utilize wireless local loops obtained from Winstar. Currently Network has accepted 72 hubs in 40 cities. It is also pursuing interconnection agreements with certain local service providers to obtain, among other things, access to unbundled network elements that it can use to provide enhanced local services to its customers.

  Global Network Expansion

     Europe. WCG has 20-year reciprocal buy/sell agreements with Telia, the national communications service provider in Sweden, pursuant to which it will receive rights to use dark fiber on Telia's planned 28,000-mile fiber-optic network in Europe. Network has the ability to accept between two and 36 fiber strands, depending on the route, across Telia's network. This network is scheduled to connect approximately 35 of the largest European cities, with completion scheduled by the end of 2001. Telia's network will consist of existing fiber, fiber currently being installed, and fiber leased from others.

     Australia. PowerTel, Ltd. has built, owns, and operates communications networks connecting and serving the three Australian cities of Brisbane, Melbourne, and Sydney with long distance and local services in the central business districts of these cities. Each of the three Australian utilities serving these cities has entered into a 20-year agreement with PowerTel that allows PowerTel to use the utilities' ducts and to lay fiber-optic cable alongside their rights of way between the cities. PowerTel's strategy is to provide high-quality, low-cost local voice, data, and Internet services to the commercial and carrier markets. WCG's total investment currently represents a 45 percent economic interest in PowerTel. WCG consolidates PowerTel's results of operations with its own because it is entitled to appoint a majority of the members of PowerTel's board of directors, and thereby exercises control over its operations.

     China-U.S. cable and Japan-U.S. cable. WCG acquired SBC's interests in these two cables in June 2000. One interconnection point for the China-U.S. cable is fully operational, and the second is expected to be operational by the end of first quarter. The China-U.S. cable is a 16,000-mile loop system, with capacity of 80 gigabits per second. The Japan-U.S. cable will operate initially at 80 gigabits per second, and eventually, the cable can be expanded to 640 gigabits per second. The Japan-U.S. cable is scheduled to become fully operational by the end of the third quarter of 2001.

     Asia-Pacific Cable Network (APCN-2). A consortium of carriers is building APCN-2, an intra-Asia 11,500-mile undersea cable project that will connect China, Hong Kong, Japan, South Korea, Malaysia, the Philippines, Singapore, and Taiwan. As an initial participant in the network build, WCG will acquire significant capacity on APCN-2, which is scheduled to be in operation by first quarter 2002. The cable will operate initially at 80 gigabits per second and can be expanded to 2,560 gigabits per second. APCN-2 will intersect with the China-U.S. and Japan-U.S. cables described above.

     TAT-14 cable system. Under an agreement with Telia, the national communications service provider in Sweden, WCG obtained additional capacity on the TAT-14 cable system, which connects the United States with the United Kingdom, The Netherlands, Denmark, Germany, and France. TAT-14 is scheduled to become operational by the end of second quarter of 2001 and will operate at 640 gigabits per second.

     Southern Cross Cable Network. WCG acquired capacity on this network in April 2000. Southern Cross is an undersea cable network linking Australia and New Zealand with Hawaii and the West Coast of the United States. This cable was completed in November 2000 and operates at 200 gigabits per second.

PRODUCTS AND SERVICES

     Network's products and services fall into seven categories:

     - packet-based data services

     - private line services

     - voice services

     - optical wave services

     - dark fiber and conduit rights

     - colocation and hosting services

     - network design and operational support.

     Packet-based data services. These services provide efficient connectivity for Internet, data, voice, and video networks at variable capacities to connect two or more points. Specific packet-based data services include ATM, frame relay, and Internet transport services. These services are provided over the WCG network and enable it to bill based on service features and usage. In addition, Network intends to introduce new services such as virtual private network, wholesale dial, and wholesale digital subscriber line services over its network.

     Private line services. Network provides customers with fixed amounts of point-to-point capacity. These services are billed on fixed monthly fees, regardless of usage.

     Voice services. Network has deployed voice-switching capability, allowing customers to originate and terminate long distance traffic. In addition, it has entered into service agreements with a number of other domestic and international carriers ensuring complete service beyond the cities served directly by its network. Network currently offers its customers wholesale origination, termination, and complete long distance services, as well as calling card, directory assistance, operator assistance, international, and toll-free services.

     Optical wave services. In November 1999, WCG became one of the first communications providers to begin offering optical wave services to customers. These services allow a customer exclusive long-term use of a portion of the transmission capacity of a fiber-optic strand rather than the entire fiber strand. The capacity it uses to provide optical wave services is in addition to the capacity used by it to provide its other services. Network is able to derive from a single fiber strand with existing technology up to 320 bi-directional wavelengths, at OC-48 capacity per wavelength. A purchaser of optical wave services installs its own electrical interface, switching, and routing equipment. Optical wave services allow a customer to purchase capacity in smaller increments while retaining the control advantages of dark fiber.

     Dark fiber and conduit rights. Network sells rights to use dark fiber and related services. In addition, from time to time, it sells rights to conduit and installs conduit for its customers. Purchasers of dark fiber rights typically install their own electrical and optical transmission equipment. Substantially all of its current and planned builds include laying two spare conduits, and Network may sell rights to use at least one of them. A purchaser of conduit rights typically lays its own cable inside the conduit. Related services for both sales of rights for dark fiber and conduits include colocation of customer equipment at Network's data centers and other network equipment locations and maintenance of the purchased fiber or conduit. Payment for dark fiber rights is generally made at the time of delivery and acceptance of the fiber, although other payment options may be available. In addition, ongoing payments for maintenance services are required.

     Colocation and hosting services. Network provides its customers with access to and space in its data centers to install their own equipment necessary to connect to the WCG network. WCG believes that providing colocation services on its network increases the sales of its other services by attracting Internet and applications service providers. Its colocation services offer potential customers reduced costs for capacity, reduced expenses compared to building and operating their own facilities, rapid turn-up of circuits for additional capacity, interconnection with its network and other networks, and improved network performance.

     WCG also intends to provide hosting services, which include web sites on the Internet, and storage of, and access to, data and other media content. This will be provided on large computer servers owned by Network and located in its data centers that can be used by its customers on a dedicated or shared basis.

     Network design and operational support. Network helps its customers design and operate their networks. It uses its network management centers to monitor and operate portions of their networks. Network is deploying new management tools, including its customer network management system, which will give its customers the ability to monitor network performance and reconfigure their capacity from their own network management centers on an essentially real-time basis and the ability to increase or reduce bandwidth rapidly to better match their needs. This customer network management system features equipment inventory management, bandwidth inventory management, configuration management, fault isolation management, and alarm monitoring.

CUSTOMERS

     Network's customers currently include regional Bell operating companies, Internet service providers, application service providers, digital subscriber line service providers, long distance carriers, utilities, international carriers, and other communications services providers who desire high-speed connectivity on a carrier services basis. Sales to SBC accounted for 24 percent of Network's 2000 revenues; sales to Intermedia, including its subsidiary, Digex Incorporated, accounted for 19 percent of Network's 2000 revenues; and sales to Winstar accounted for 14 percent of its 2000 revenues. In September 2000, WorldCom announced an agreement to purchase Intermedia.

     WCG has entered into strategic alliances with SBC, Intel, Telefonos de Mexico, KDDI, Winstar, and others. It also has investments in Lightyear, XO Communications, and UtiliCom and communications companies with operations in Australia, Brazil, Chile, and Argentina. These alliances and investments help to increase the volume of business and provide additional customers for Network. WCG anticipates that over the next several years the distribution of its revenues will shift in part as a result of increased usage of its services by the companies with whom it has entered into strategic alliances. WCG does not believe these alliances and investments will adversely impact its relationships with its other customers. For more information about these strategic alliances, see the section of entitled "Strategic Alliances" below.

SALES AND MARKETING

     Network's sales and marketing department is small and focused, resulting in strong customer relationships and lower operating costs. This organization consists of senior level management personnel and experienced sales representatives with extensive knowledge of the industry and Network's products and key contacts within the industry at various levels in the carrier organizations.

COMPETITION

     The communications industry is highly competitive. Some competitors in the markets of carrier services and fiber-optic network providers may have personnel, financial, and other competitive advantages. In the market for carrier services, Network competes primarily with the three traditional nationwide carriers, AT&T, WorldCom, and Sprint, and other coast-to-coast and regional fiber-optic network providers, such as Qwest, Level 3, Global Crossing and Broadwing. Other companies have announced plans to construct significant fiber-optic networks. Network also competes with numerous other service providers that focus either on a specific product or set of products or within a geographic region. Network competes primarily on the basis of pricing, transmission quality, network reliability, and customer service and support. Network has only recently begun to offer some of its services and products and, as a result, it may have fewer and less well established customer relationships than some of its competitors. Its services within local markets in the United States face additional competitors, including the regional telephone companies and other local telephone companies. Its services outside the United States also face additional competitors, including national telephone companies in foreign countries and carriers that own capacity on other submarine and regional fiber-optic systems.

     Some of Network's competitors are expanding capacity on their existing networks or developing new networks. The prices Network charges its customers for transmission capacity on its network could decline due to installation by Network and its competitors of fiber and related equipment that provides substantially more transmission capacity than currently needed. If prices for network services decline, WCG may experience a decline in revenues that would have a material adverse effect on its operations.

INVESTMENTS

     WCG believes that its investments in and work with technology companies in their development stages facilitates improvements in its network through the rapid adoption and deployment of those technologies that offer the ability to lower costs and substantially increase transmission speeds. WCG also invests in companies that can facilitate its ability to offer complementary products or services to its customers. It also invests in communications companies in order to solidify commercial relationships, which may increase business on the WCG network. WCG has investments, none of which exceed five percent of outstanding common stock, in several public companies, including the following:

     Accelerated Networks. Accelerated Networks, Inc. focuses on developing integrated access devices. Their products support network carriers in efficiently connecting many different types of customer services ranging from Internet access, voice over Internet protocol, corporate remote access, virtual private networks, and telephone service.

     Avici Systems.  Avici Systems, Inc. is a manufacturer of terabit routers.

     Corvis. Corvis Corporation is a manufacturer of long-haul optical transmission equipment.

     GoConnect. GoConnect is an Australian-based Internet media company with a core business focused on interactive video advertising using proprietary technology with free Internet service to gain an audience.

     ONI Systems. ONI Systems is a manufacturer of optical networking DWDM systems for local service providers.

     Sonus Networks. Sonus Networks is a manufacturer of advanced open services switch equipment, including equipment that delivers voice over Internet protocol services.

     TMNG. The Management Network Group, Inc. is a provider of strategic, management, operational, and e-business consulting services to the telecommunications industry.

     XO Communications. XO Communications, Inc. provides a variety of high-quality telecommunications services and high-speed Internet access to business customers. WCG acquired these shares of XO Communications through a recent merger of Concentric Network Corporation with XO Communications. WCG previously owned shares of Concentric, which were converted into XO Communications Class A common stock in the merger.

     WCG also has investments in several private companies, including Amber Networks, Inc.; Charlotte's Networks, Inc.; Epoch Internet; Hostcentric, Inc.; ipVerse, Inc.; Lightyear Communications, Inc.; Mahi Networks, Inc.; MariTEL; Telica, Inc.; Tenor Networks, Inc.; UtiliCom Networks, LLC; and Zaffire, Inc.

                                BROADBAND MEDIA

     In first quarter of 2000, WCG formed its Broadband Media segment. Substantially all of the operations of this segment are conducted by Vyvx Services. Since 1989, Vyvx Services has provided worldwide transmission of live and non-live media content, transmitting broadcast news, sports, advertising, and special events over its integrated fiber-optic, satellite, and teleport network. Vyvx Services serves the unique video needs of major broadcast networks and their affiliate stations, professional sports leagues, media production companies, and global advertising agencies. Vyvx Services transmits approximately 80 percent of live major league sporting events, approximately 65 percent of live events and distributes approximately 35 percent of spot advertising. Through Vyvx Services, WCG has gained experience in broadband multimedia networks and established high-speed connections to major news and sports venues throughout the United States. WCG provides services throughout the United States, South America, and Asia using its network, four satellite earth stations that it owns, and leased transmission capacity on satellites. WCG owns approximately 600 servers that are located in television and radio stations throughout the United States, which allow for online, real-time selection and distribution of media content. Broadband Media also has investments in companies that provide media content products and services.

REVENUES

     Broadband Media contributed approximately the following percentages to WCG's total revenues for the past three years:

               PERCENTAGE OF
               TOTAL REVENUES                  YEAR
               --------------                  ----
20..........................................   2000
27..........................................   1999
43..........................................   1998

PRODUCTS AND SERVICES

     Broadband Media's primary products and services fall into two primary categories:

     - video transmission services, which include broadcast quality transmission of live and non-live video content for the news, entertainment and sports markets;

     - media distribution services, which include distribution of video and audio spot advertisements and programs to television and radio stations.

STRATEGY

     Broadband Media's objective is to provide a wide variety of media-centric products and services primarily to the media and entertainment industries, which drives traffic on the WCG network. WCG intends to use its long-standing customer relationships to provide high-quality communications services to broadcast networks, cinematic production houses, and other carriers as they seek to benefit from the growing demand for high capacity media and entertainment products and services. In addition, WCG is initiating implementation of an application infrastructure called MediaXtranet(SM) that will provide services to facilitate the transmission and storage of media content for business-to-business applications, including hosting and navigation services. WCG expects that MediaXtranet would enable the collection, gathering, hosting, management, transacting, and edge distribution of media content, regardless of its format or source. WCG expects that the full implementation of MediaXtranet, if undertaken, would likely require substantial capital expenditures, which are currently not accounted for in its business plan.

     If undertaken in full, WCG would intend to utilize MediaXtranet to capitalize on its broadband media experience and existing customer relationships to expand its products and services to include the following:

     - media and entertainment content logging, storage, and portal-type access and distribution

     - media streaming for both audio and video services

     - optical distribution of cinematic and television broadcasts and advertisements

     - media and entertainment eCommerce transactional activities

     - Internet-based distribution of advertisements

CUSTOMERS

     Broadband Media sells only to media content service providers. It does not compete with its media customers for retail end-users. It has approximately 2,000 customers, including major broadcast and cable television networks, news services, professional and collegiate sports organizations, such as the National Football League and the National Basketball Association, and advertising agencies, television companies, and movie production companies. Approximately 43 percent of Broadband Media's total revenue in 2000 was derived from its top 10 customers. Broadband Media's largest customer, Fox Entertainment Group, Inc., accounted for approximately 13 percent of Broadband Media's 2000 total revenues. Contracts with the largest customers are for terms that extend up to 10 years. Most contracts with smaller customers are for one-year terms.

SALES AND MARKETING

     Broadband Media has 50 sales personnel located in offices in 12 cities throughout the United States. Its office in Miami serves markets in South America. It also has an office in Singapore that serves markets in Asia. Thirty-nine of its sales people are focused on selling to those customers who use video and media transmission services and 11 of its sales people are focused on selling to those customers who use advertising distribution services.

COMPETITION

     Vyvx Services is currently a market leader in transmission services for major league and other sporting and live events and has a significant market share of the advertising distribution services market. Competitors in traditional video transmission and advertising distribution services include Teleglobe, Triumph Communications, Inc., and Digital Generation Systems, Inc.

INVESTMENTS

     WCG believes that investing in companies that are developing new products and services utilizing broadband media technology will help it better serve its customers. Its investments include the following businesses:

     ChoiceSeat(TM). CSI, Inc. deploys ChoiceSeat touch-screen display units installed on stadium seats that provide access to statistics, different camera angles, player- and venue-related information, and access to current information from other sports events. WCG owns 100 percent of the outstanding common stock and 28 percent of the outstanding preferred stock of CSI, which together represent slightly less than a 50 percent economic and voting interest in CSI. Other investors in CSI include Intel, Microsoft Corporation and Axalon (Offshore) I, L.P.

     Others. Broadband Media has also made investments in other domestic companies, including SporTVision Systems, Inc., Xstream Sports, Inc. and Pinnacle Systems, Inc.

                             STRATEGIC INVESTMENTS

     Through Strategic Investments, WCG invests in communications businesses that it believes will increase revenue opportunities for the WCG network and other business segments. The strategic investments currently include ownership interests in the following communications companies located in Brazil, Chile, and Argentina:

     ATL-Algar Telecom Leste S.A. ATL was formed in March 1998 to acquire the concession for B-band cellular licenses in the Brazilian states of Rio de Janeiro and Espirito Santo. As of December 31, 2000, WCG owned 19 percent of the outstanding common stock and 66 percent of the outstanding preferred stock of ATL through WCG's ownership of Johi Representacoes Limitada and Williams International ATL Ltd. Other investors in ATL include SBC, Algar Telecom, S.A. and Telefonos de Mexico.

     In the first quarter of 2001, WCG granted an option to Telecom Americas, Ltd., a joint venture among SBC, American Movil S.A. de C.V., and Bell Canada International Inc., under which WCG granted an option to purchase WCG's remaining interest in ATL for an agreed to price. The option was granted in exchange for Telecom Americas paying WCG's portion of a required funding to ATL. The option will expire at the end of first quarter 2001.

     ATL provides digital cellular services in the Brazilian states of Rio de Janeiro and Espirito Santo, covering a population of approximately 16.1 million inhabitants. ATL started commercial operations on January 15, 1999, and had approximately 1.62 million subscribers as of December 31, 2000. ATL's only cellular competitor in these areas is Tele Sudeste Celular Participacoes S.A., a former subsidiary of Telebras currently controlled by a consortium led by Telefonica de Espana. During first quarter of 2001, Brazil intends to auction three additional frequency bands, which will result in increased competition early in year 2002. Even with increased competition, WCG believes the Rio concession to remain an attractive alternative due to its large established customer base, the low expected churn to new entrants and its proven high-quality, 100 percent digital cellular network, offering a broad range of enhanced services, strong name recognition and excellent customer service.

     Manquehue Net. Manquehue Net, S.A. (formerly Telefonica Manquehue, S.A.) is a high-capacity communications services provider within the Santiago, Chile, metropolitan area. It provides Internet, data and voice services for its approximately 75,000 business and residential customers as of December 31, 2000. Manquehue Net was formed as a result of the merger of Metrocom S.A. with Telefonica Manquehue in January 2000. Manquehue Net is installing an extensive telecommunications duct infrastructure throughout Santiago, which had exceeded more than 250,000 homes and businesses by the end of 2000. WCG owned a 19.9 percent equity interest in Metrocom S.A. until the merger. As a result of the merger and subsequent investments by WCG and other shareholders, WCG now owns
16.5 percent of Manquehue Net.

     Silica Networks. In May 2000, WCG acquired a 19.9 percent direct interest in Silica Networks S.A. (formerly Southern Cone Communications Company, S.A.). Manquehue Net also acquired a 30.1 percent interest in Silica Networks. The 4,300-kilometer (2,660-mile) Silica Networks' network initially will link the major Argentine cities of Buenos Aires, Las Toninas, Rosario, Cordoba, Mendoza, and Neuquen with the Chilean cities of Santiago and Valparaiso. When complete, the system will link Argentina and Chile with cables to Peru, Colombia, Panama, Venezuela, Brazil, and the Caribbean, and ultimately to the WCG U.S. network.

REVENUES

     Strategic Investments contributed approximately the following percentages to WCG's total revenues for the past three years:

               PERCENTAGE OF
               TOTAL REVENUES                  YEAR
               --------------                  ----
 -- *.......................................   2000
6...........................................   1999
14..........................................   1998

---------------

* Beginning in 2000, Strategic Investments consisted only of investments in businesses accounted for either on an equity or cost basis.

                     STRATEGIC ALLIANCES AND RELATIONSHIPS

     WCG enters into strategic alliances with communications companies to secure long-term, high-capacity commitments for traffic on the WCG network and to enhance its service offerings. It currently has strategic relationships with SBC, Intel, Telefonos de Mexico, KDDI, and Winstar. WCG intends to continue to pursue additional strategic alliances.

     WCG has entered into, and will continue to enter into, strategic alliances and strategic relationships with communications companies to secure long-term, high-capacity commitments for traffic on the WCG network and to enhance its service offerings. The most significant of these alliances are described below.

     SBC Communications Inc. SBC is a major communications provider in the United States. SBC currently provides local services in the south central and Midwest regions of the United States and in California, Nevada, and Connecticut. Concurrently with the WCG initial public offering, on October 6, 1999, SBC acquired 20,226,812 shares of WCG Class A common stock, which represents approximately 4.1 percent of the shares of capital stock outstanding as of February 28,

2001. In connection with its purchase of this common stock at the time of the initial public offering, SBC agreed to certain restrictions and will receive certain privileges, including the following:

     - SBC has a right to acquire additional shares of WCG Class A common stock which cannot exceed a total ownership interest of 10 percent of all classes of WCG common stock outstanding on a combined basis until at least 2009.

     - SBC has agreed not to transfer to anyone except affiliates any of its shares of WCG common stock until April 2003, unless WCG has a change of control.

     - SBC has the right to nominate a member of the WCG board of directors at such time as SBC has more than a 5 percent equity interest in WCG and is allowed to offer long distance services in a state in its traditional exchange service area. Although SBC currently is not entitled to exercise this right, a director designated by SBC has been elected to, and is currently a member of, the WCG board of directors.

     - SBC has a right to maintain its equity interest in the WCG common stock, which will be forfeited if SBC fails to exercise this right twice. Following a second failure to exercise, SBC has a right to maintain its newly diluted position so long as it maintains at least a 3 percent equity interest.

     - SBC has the right to require WCG to register under the Securities Act its shares of WCG Class A common stock.

     WCG has an option to purchase all the shares of Class A common stock acquired by SBC in the event of the termination of certain agreements with SBC. Williams, so long as it has a 50 percent equity interest in WCG, has a right of first purchase with respect to any shares of WCG common stock that SBC should decide to offer. WCG has a right of first purchase with respect to any shares not purchased by Williams.

     WCG has entered into agreements with SBC that provide that:

     - Until 2019, SBC must first seek to obtain from WCG domestic voice and data long distance services and select international wholesale services.

     - Until 2019, WCG must first seek to obtain from SBC select international wholesale services and various other services, including switched voice services such as toll-free, operator, calling card, and directory assistance services.

     - SBC and WCG will sell each other's products to their respective customers and provide installation and maintenance of communications equipment and other services.

     For the services each must seek to obtain from the other, the prices generally will be equal to the cost of the product or service plus a specified rate of return. However, these prices cannot be higher than prices charged to other customers and in some circumstances cannot be higher than specific rates. If either party can secure lower prices for comparable services that the other party will not match, then that party is free to utilize the lowest cost provider.

     Both WCG and SBC can provide services or products to other persons. Each party may also sell or utilize the products or services purchased from the other to provide products or services to other persons. However, if SBC establishes a wholesale distribution channel to resell the network capacity purchased from WCG to another provider of carrier services, WCG has the right to increase the price it charges SBC for the services SBC resells in this manner. While the terms of these agreements with SBC are intended to comply with restrictions on SBC's provision of long distance services, various aspects of these arrangements have not been tested under the Telecommunications Act.

     WCG and SBC have agreed to a mechanism for the development of projects that would allow the interconnection of the SBC network with the WCG network based on the unanimous decision of committees composed of an equal number of representatives from WCG and SBC. If a committee does not approve a project, both WCG and SBC have the right, subject to certain exceptions, to require the other party to develop a project in exchange for payment of the direct costs and cost of capital required to complete the project or pursue it on its own. In addition, upon SBC receiving authorization from the FCC to provide long distance services in any state in its traditional telephone exchange service region, SBC has the option to purchase from WCG at net book value all voice or data switching assets that are physically located in that state and of which SBC has been the primary user. The option must be exercised within one year of the receipt of authorization. WCG then has one year after SBC's exercise of the option to migrate traffic, install replacement assets, and complete other transition activities. This purchase option would not permit SBC to acquire any rights of way that WCG uses for its network or other transport facilities that it maintains. Upon termination of the alliance agreements with SBC, SBC has the right in certain circumstances to purchase voice or data switching assets, including transport facilities, of which SBC's usage represents 75 percent or more of the total usage of these assets.

     SBC may terminate the provider agreements if any of the following occurs:

     - WCG begins to offer retail long distance voice transport or local exchange services on its network except in limited circumstances

     - WCG materially breached its agreements with SBC causing a material adverse effect on the commercial value of the relationship to SBC

     - WCG has a change of control without SBC's consent

     - SBC acquires an entity that owns a nationwide fiber-optic network in the United States and determines not to sell long distance assets to WCG

     WCG may terminate the provider agreements if any of the following occurs:

     - SBC has a change of control

     - there is a material breach by SBC of the agreements, causing a material adverse effect on the commercial value of the relationship to WCG

     Either party may terminate a particular provider agreement if the action or failure to act of any regulatory authority materially frustrates or hinders the purpose of that agreement. There is no monetary remedy for such a termination.

     In the event of termination due to its actions, WCG could be required to pay SBC's transition costs of up to $200 million. Similarly, in the event of termination due to SBC's actions, SBC could be required to pay WCG's transition costs of up to $200 million, even though WCG's costs may be higher.

     In June 2000, the FCC authorized SBC to provide long distance service in Texas. Under the terms of the strategic alliance with SBC, WCG is the preferred provider of SBC's nationwide long distance voice and data services. WCG began providing services in Texas in July 2000. More recently, the FCC authorized SBC to provide long distance services in Kansas and Oklahoma beginning on March 7, 2001, although certain would-be competitors are challenging this order in the federal courts.

     In June 2000, WCG acquired SBC's initial party interests in two undersea communications cables between the United States and China and Japan, respectively. In September 2000, WCG acquired the long distance network assets of Ameritech Communications, Inc., a subsidiary of SBC.

The assets are located in the states of Illinois, Indiana, Michigan, Ohio, and Wisconsin, and include a fiber-optic network, data centers, indefeasible rights of use in dark fiber, and switches. In connection with this purchase of the Ameritech assets, the services agreement with SBC was amended to require Ameritech to buy services from WCG.

     WCG has entered into a services agreement with SBC by which WCG will provide local transport services to SBC in six markets: New York, Boston, Seattle, Phoenix, Atlanta, and Denver. This agreement provides for expansion of the services in these markets and further expansion into additional markets.

     Intel Corporation. Intel is a manufacturer of chips and other computer, networking, and communications products. The Intel(R) Internet Media Services business provides Internet web-hosting services by building and managing data centers around the world that will support the web sites of third parties. At the time of the WCG initial public offering, Intel acquired 9,225,093 shares of WCG's common stock, which represents approximately two percent of the shares of capital stock outstanding as of February 28, 2001.

     On May 24, 1999, WCG entered into a 10-year master alliance agreement with Intel. WCG and Intel Internet Media Services will purchase services from one another pursuant to a services agreement entered into on July 13, 1999. On the same date WCG also entered into a sales representative agreement. Both agreements are for a three-year term renewable for one-year terms thereafter. WCG is currently providing domestic transport services to Intel and anticipates that Intel will provide web-hosting services to WCG. Subject to meeting price, quality of service, and other specifications, Intel Internet Media Services will purchase a significant portion of its yearly domestic transport requirements from WCG. In addition, in May 2000, Intel Internet Media Services agreed to use the WCG network to deliver high-performance streaming media to its Internet users. In connection with its purchase of the WCG common stock, Intel has agreed not to transfer any of its shares of WCG common stock to anyone except affiliates until April 2001, but this restriction will terminate if WCG has a change of control. The transfer restriction does not prohibit Intel from selling shares in future registered offerings initiated by WCG or from engaging in hedging transactions. Intel also has the right to require WCG to register under the Securities Act its shares of WCG Class A common stock.

     Telefonos de Mexico, S.A. de C.V. Telefonos de Mexico, S.A. de C.V., the largest communications provider in Mexico, currently provides long distance and local services primarily in Mexico. At the time of the WCG initial public offering, on October 6, 1999, Telefonos de Mexico acquired 4,612,546 shares of WCG Class A common stock, which represents approximately one percent of the shares of capital stock outstanding as of February 28, 2001. In connection with its purchase of WCG common stock, Telefonos de Mexico has agreed to certain restrictions and will receive certain privileges, including the following:

     - Telefonos de Mexico has a right to be notified and given an opportunity to acquire additional shares of WCG common stock which cannot exceed a total ownership interest of 10 percent of all classes of WCG common stock outstanding on a combined basis until at least 2009.

     - Telefonos de Mexico has agreed not to transfer to anyone, except affiliates, any of its shares of WCG common stock until April 2003, unless WCG had a change of control.

     - Telefonos de Mexico has agreed that WCG has the right, until April 2003, to repurchase WCG stock at market value less the underwriter's discount if the alliance agreement is terminated for any reason other than a breach by WCG.

     - Telefonos de Mexico also has the right to require WCG to register under the Securities Act its shares of WCG common stock.

     In addition, Williams, so long as it has a 50 percent equity interest in WCG, has a right of first purchase with respect to any shares of WCG common stock that Telefonos de Mexico should decide to offer. WCG also has a right of first purchase with respect to any shares of common stock not purchased by Williams.

     On May 25, 1999, WCG entered into an alliance agreement with Telefonos de Mexico under which, subject to any necessary U.S. and Mexican regulatory requirements:

     - Until 2019, Telefonos de Mexico must first seek to obtain select international wholesale services and various other services from WCG.

     - Until 2019, WCG must first seek to obtain select international wholesale services and various other services from Telefonos de Mexico.

     - WCG and Telefonos de Mexico will sell each other's products to their respective customers and will negotiate the terms under which both parties will provide installation and maintenance of communications equipment and other services for the other.

     For the services each must seek to obtain from the other, the prices generally will be established to reflect the strategic relationship and commitments made to each other, subject to any applicable law or regulations establishing the prices. If either party can secure lower prices for comparable services that the other party will not match, then that party is free to utilize the lowest cost provider. Both WCG and Telefonos de Mexico can provide services or products to other persons. Each party may also sell or utilize the products or services purchased from the other to provide products or services to other persons.

     Certain of the provisions relating to the preferred provider relationship and competitive pricing requirements will not be implemented until changes to the international settlement system currently in place pursuant to U.S. and Mexican regulations occur. Due to Telefonos de Mexico's dominant position in Mexico, the international settlement system requires that Telefonos de Mexico split its switched traffic terminating in the United States on a basis proportionate to that of U.S. carriers terminating switched traffic in Mexico.

     WCG and Telefonos de Mexico have agreed on a mechanism for the development of mutually beneficial projects intended to interconnect the WCG network with the Telefonos de Mexico network to provide seamless voice and data on both a nationwide and international basis. Project decisions will be based on the unanimous decision of committees composed of an equal number of representatives from WCG and Telefonos de Mexico.

     Either party may terminate the alliance agreement if any of the following occurs:

     - the action, or failure to act, of any regulatory authority or the passage of a law or regulation materially frustrates or hinders the purpose of any of the agreements

     - either party experiences a change of control

     One party may terminate the agreements if the other party materially breaches them or is no longer able to deliver the products and services for a period of 30 days.

     In addition, WCG has entered into an interconnection agreement with Telefonos de Mexico and is negotiating additional agreements for the purchase and sale of telecommunications services. Under the proposed agreements, subsidiaries of Telefonos de Mexico will purchase internet transit services and voice services from WCG. WCG also intends to negotiate broader services and marketing agreements.

     KDDI America. KDDI America, Inc. is a wholly owned subsidiary of DDI Corporation, the largest international telecommunications company in Japan. In June 2000, WCG entered into a comprehensive services agreement under which it will interconnect its network with KDDI America. In addition, KDDI America will first seek to obtain U.S. offered telecommunications services from WCG, and WCG will first seek to obtain Japan-terminating telecommunications services from KDDI America or DDI Corporation. WCG also agreed to collaborate with KDDI America on a number of other matters, including colocation services, e-business applications, and customer solutions.

     Winstar. Winstar Communications, Inc. uses wireless technology to provide high-capacity local exchange and Internet access services to companies located generally in buildings not served by fiber-optic cable. WCG has entered into agreements with Winstar under which:

     - Until 2023, WCG has a right to use approximately two percent of Winstar's wireless local capacity, which is planned to cover the top 50 U.S. markets, in exchange for payments equal to $400 million over a period of four years.

     - Until 2023, Winstar has a right to use four strands of WCG's fiber-optic cable over 15,000 route miles on the WCG network.

     - Winstar has an obligation to lease specified circuits from WCG for at least 20-year terms.

     - WCG has agreed to provide Winstar with colocation and maintenance services.

     - Winstar will pay WCG $644 million in equal monthly installments over a period of seven years ending in 2006, for providing the services noted above.

                                   SOLUTIONS

     On January 29, 2001, WCG announced a contract with Platinum Equity to sell the operations of its Solutions business segment in the United States and Mexico. In addition, it announced its intent to sell the remaining Canadian operations of Solutions in 2001. Under the terms of the Sale and Purchase Agreement by and among Williams Communications, LLC and certain of its subsidiaries and Platinum Equity, LLC, dated as of January 29, 2001, Platinum Equity will acquire Solutions' operations in the United States and Mexico as well as the Canadian professional services operations of Solutions.

     Solutions installs, and maintains communications equipment and network services that provide solutions for the comprehensive voice and data needs of organizations of all sizes.

PRODUCTS AND SERVICES

     Solutions operates approximately 110 sales and service offices in the U.S., Canada, and Mexico staffed with approximately 1,000 sales personnel. Approximately 100 of Solutions' sales personnel focus on large national and government accounts. Solutions provides a comprehensive array of communications products and services, including equipment sales and service, professional services, and marketing of carrier services.

VENDOR RELATIONSHIPS

     Solutions has agreements with the suppliers of the products and providers of the services it sells to its customers. These agreements provide for Solutions to distribute, resale, or integrate products or act as agent for the provider of services. Normally, Solutions receives volume discounts off the list price of the product or service it purchases from its vendors. Solutions' primary vendor relationships are with Nortel, Cisco, Lucent, and NEC, of which Nortel is the largest.

CUSTOMERS

     Solutions provides products and services to approximately 100,000 customer sites across a broad range of industries including businesses as well as educational, governmental, and non-profit institutions. These customers consist of small businesses (ten or more employees), small sites of larger companies, and large enterprise campus sites. Solutions is not dependent on any one customer or group of customers to achieve its desired results. Solutions' top 25 customers combined accounted for less than 25 percent of revenue during 2000, with no one customer accounting for more than 1 percent.

COMPETITION

     Solutions' competition comes from communications equipment distributors, network integrators, and manufacturers of equipment (including in some instances those manufacturers whose products Solutions also sells). Solutions' competitors include Norstan, Inc., Lucent, Siemens, Cisco Systems, and the equipment divisions of GTE, Sprint, and the regional Bell operating companies. Solutions operates in a highly competitive industry and faces competition from companies that may have significantly greater financial, technical, and marketing resources.

                               OTHER INFORMATION

EMPLOYEES

     As of December 31, 2000, WCG had a total of approximately 10,642 employees, 1,000 of whom were covered by collective bargaining agreements. The following shows the number of employees broken down by segment:

Network.....................................................    2,611
Broadband Media.............................................      458
Strategic Investments.......................................       13
Corporate...................................................    1,308
Solutions...................................................    6,252
                                                               ------
           Total............................................   10,642
                                                               ======

REGULATION

  General Regulatory Environment

     WCG is subject to federal, state, local, and foreign regulations that affect its product offerings, competition, demand, costs, and other aspects of its operations. U.S. federal laws and regulations generally apply to interstate telecommunications, including international telecommunications that originate or terminate in the United States, while state laws and regulations apply to telecommunications terminating within the state of origination. A foreign country's laws and regulations apply to telecommunications that originate or terminate in that country. The regulation of the telecommunications industry is changing rapidly and varies from state to state and from country to country. WCG's operations are also subject to a variety of environmental, safety, health, and other governmental regulations. WCG cannot guarantee that future regulatory, judicial, or legislative activities will not have a material adverse effect on it, or that domestic or international regulators or third parties will not raise material issues with regard to its compliance or noncompliance with applicable regulations.

     The Telecommunications Act seeks to promote competition in local and long distance telecommunications services, including by allowing entities affiliated with power utilities entry into providing telecommunications services and by allowing, subject to specified limitations and conditions, the regional Bell operating companies to enter the long distance market. WCG believes that the regional Bell operating companies' and other companies' entry into this market will provide opportunities for it to sell dark fiber or lease high-volume long distance capacity.

     The Telecommunications Act allows a regional Bell operating company to provide long distance services originating outside its traditional exchange service area or from mobile services, and to own 10 percent or less of the equity of a long distance carrier operating in its traditional service area. In addition, Section 271 of the Telecommunications Act allows a regional Bell operating company to provide long distance services originating in a state in its traditional exchange service area if it satisfies several procedural and substantive requirements. These include obtaining FCC approval upon a showing that the regional Bell operating company has entered into, or under some circumstances has offered to enter into, interconnection agreements which satisfy a 14-point "checklist" of competitive requirements. On December 29, 1999, the FCC granted Bell Atlantic's petition to provide long distance service in New York State and, by order dated, June 30, 2000, authorized SBC to offer long distance services in Texas. More recently, the FCC granted SBC's petition to provide long distance service in Kansas and Oklahoma, and that authorization became effective on March 7, 2001. WCG expects that additional petitions for entry will be filed and that the regional Bell operating companies will obtain approval to provide long distance services in several other states within the next two years.

     With certain exceptions, revenues derived from the provision of interstate and international telecommunications services to domestic end-users, including enhanced services providers, are subject to assessment for the FCC's Universal Service Fund, which assists in ensuring the universal availability of basic telecommunications services at affordable prices and other goals. The FCC announced assessments for first quarter of 2001 of approximately 6.7 percent of gross revenues subject to contribution. Some of WCG's services are subject to these assessments, which could increase its costs, and it may also be liable for assessments by state commissions for state universal service programs.

  Federal Regulation

     Under the FCC's rules, WCG is a non-dominant carrier. Generally, the FCC has chosen not to closely regulate the charges or practices of non-dominant carriers. Although the FCC has the power to impose more stringent regulatory requirements on non-dominant carriers, WCG believes that the FCC is unlikely to do so. WCG is subject to the regulatory requirements applicable to all common carriers, such as providing services without unreasonable discrimination and charging reasonable rates.

     Federal regulation affects the cost and thus the demand for long distance services through regulation of interstate access charges, which are the local telephone companies' charges for use of their exchange facilities in originating or terminating interstate transmissions. The FCC, on May 31, 2000, ordered a multi-year transition in the structure of interstate access charges, leading to lower per-minute charges. Among some of the changes in that order, the FCC increased non-usage sensitive charges on local lines, eliminated non-usage sensitive charges on interexchange carriers, modified the productivity factor used in part to determine price caps on access charges for some local telephone companies, and created an explicit universal service component to recover some implicit subsidies in access charges that were effectively eliminated by the order. Some aspects of the FCC's access charge rules are subject to periodic review, and the agency may adopt further changes in the structure and levels of interstate access charges and other aspects intercarrier compensation in the future.

     The FCC has adopted interconnection rules, including rules relating to pricing, for the provision of unbundled network elements and wholesale services by incumbent local telephone companies to competitive local telephone companies. The agency also adopted rules governing the physical colocation of competitive local telephone company equipment in certain of the incumbent local telephone companies' buildings to access unbundled network elements. Pursuant to interconnection agreements entered into with incumbent local telephone companies, competitive carriers may use these network elements, services, and colocation space to offer local services. Various aspects of these rules are subject to appeal and the FCC may alter portions of the rules in the future. These regulations affect growth opportunities for WCG and some of its customers that provide demand for its services.

     The FCC has to date treated Internet service providers as enhanced service providers rather than common carriers. As such, Internet service providers have been generally exempt from various federal and state regulations, including the obligation to pay access charges and contribute to universal service funds.

     The FCC has adopted rules for a multi-year transition to lower international settlement payments by U.S. common carriers, leading to lower rates for some international services and increased demand for these services provided by some of WCG's customers. The result is likely to be increased demand for capacity on the U.S. facilities, including its network, which provide these services.

     The FCC commenced a transition period during which carriers must cancel most tariffs for interstate long distance services and cease filing new tariffs covering those services. By January 31, 2001, carriers were required to cancel customer specific tariffs. The FCC has set a deadline of July 31, 2001, for carriers to cancel tariffs covering most mass market interstate long distance services. The FCC further required those carriers with corporate websites to post information relating to the rates, terms, and conditions of such services on their websites. These actions may significantly affect the ability of Williams and its customers to rely on filed rates, terms, and conditions for interstate long distance services, the way these services are offered to customers, and the demand for such services. The FCC is considering the extension of a similar detariffing process to international services.

  State Regulation

     The Telecommunications Act generally prohibits state and local governments from enforcing any law, rule, or legal requirement that prohibits or has the effect of prohibiting any person from providing any interstate or intrastate telecommunications service. However, states retain jurisdiction to adopt regulations necessary to preserve universal service, protect public safety and welfare, ensure the continued quality of communications services, and safeguard the rights of consumers.

     Generally, WCG must obtain and maintain certificates of authority from regulatory bodies in states in which it offers intrastate services. In most states, it must also file and obtain prior regulatory approval of tariffs for its regulated intrastate services. Certificates of authority can generally be conditioned, modified, or revoked by state regulatory authorities for failure to comply with state law or regulations. Fines and other penalties also may be imposed for such violations. WCG is currently authorized to provide intrastate services, at least to some extent, in 50 states and the District of Columbia. WCG believes that most states do not regulate its provision of dark fiber. If a state did regulate its provision of dark fiber, WCG could be required to provide dark fiber in that state pursuant to tariffs and at regulated rates.

     State regulatory commissions generally regulate the rates incumbent local telephone companies charge for intrastate services, including intrastate access services paid by providers of intrastate long distance services. WCG's local and other intrastate services compete against the regulated rates of these carriers and also use some of these services in providing its services. Under the Telecommunications Act, state commissions have jurisdiction to arbitrate and review negotiations between local telephone companies and competitive local exchange carriers regarding the prices local telephone companies charge for interconnection of network elements with, and resale of, services by competitive local exchange carriers; however, the Supreme Court has generally upheld the FCC's authority to adopt rules that the states must apply when setting these prices. WCG is entering into interconnection agreements with various incumbent local telephone companies and is considering others. These regulations, therefore, also affect its plans to offer such services. A state may also impose telecommunications taxes, and fees related to the support for universal service, on providers of services in that state.

  Local Regulation

     WCG is occasionally required to obtain street use and construction permits and licenses and/or franchises to install and expand its fiber-optic network using municipal rights of way. Termination or failure to renew its existing franchise or license agreements could have a material adverse effect on it. In some municipalities where it has installed or anticipates constructing networks, it is required to pay license or franchise fees based on a percentage of gross revenue or on a per linear foot basis. WCG cannot guarantee that fees will remain at their current levels following the expiration of existing franchises. In addition, WCG could be at a competitive disadvantage if its competitors do not pay the same level of fees as it does. However, the Telecommunications Act requires municipalities to manage public rights of way in a competitively neutral and non-discriminatory manner.

  Other

     WCG's operations are subject to a variety of federal, state, local, and foreign environmental, safety, and health laws, and governmental regulations. These laws and regulations govern matters such as the generation, storage, handling, use, and transportation of hazardous materials, the emission and discharge of hazardous materials into the atmosphere, the emission of electromagnetic radiation, the protection of wetlands, historic sites, and endangered species, and the health and safety of employees. Although a pending rulemaking commenced by the California Public Utilities Commission seeks to clarify and refine the agency's administration of environmental review for communications projects, Williams continues to face uncertainty on the extent of state regulatory authorizations and environmental review required to construct communications facilities in that state.

     Although WCG monitors compliance with environmental, safety, and health laws and regulations, it cannot give assurances that it has been or will be in complete compliance with these laws and regulations. It may be subject to fines or other sanctions imposed by governmental authorities if it fails to obtain certain permits or violate the laws and regulations. No capital or other expenditures for compliance with laws, regulations, or permits relating to the environment, safety, and health were material in 2000.

     In addition, WCG may be subject to environmental laws requiring the investigation and cleanup of contamination at sites it owns or operates or at third-party waste disposal sites. These laws often impose liability even if the owner or operator did not know of, or was not responsible for, the contamination. Although it owns or operates numerous sites in connection with its operations, it is not aware of any liability relating to contamination at these sites or third-party waste disposal sites that could have a material adverse effect on the company.

  Foreign Regulation

     The provision of telecommunications services in the countries in which WCG operates and intends to operate is regulated. Telecommunications carriers are generally required to obtain permits, licenses, or authorizations to initiate or terminate communications in a country. The regulatory requirements vary from country to country, although in some significant respects regulation in the Western European markets is harmonized under the regulatory structure of the European Union. Many regulatory systems have only recently faced the issues raised by competition and are still in the process of development. Telecommunications laws and regulations are changing generally to promote competition and new offerings. However, future regulatory, judicial, or legislative activities may have a material adverse effect on WCG, and international regulators or third parties may raise material issues with regard to its compliance or noncompliance with applicable regulations.

     Generally, WCG must obtain and maintain authorizations from regulatory bodies in the countries in which it will offer telecommunications services. It may need different authorizations or no authorizations, depending on whether it constructs or leases its facilities, and whether it offers dark fiber, switched voice, private line, data, video, or enhanced services in many of the countries in which it plans to operate. WCG must also comply with environmental, planning, and property laws in those countries where it constructs and/or operates fiber-optic systems. In many countries, it must also file and obtain prior regulatory approval of the rates, terms, and conditions for its services. Authorizations can generally be conditioned, modified, or revoked by regulators for failure to comply with applicable laws or regulations. Fines and other penalties also may be imposed for violations. WCG expects to apply for and acquire various authorizations to operate its foreign facilities and provide its telecommunications services though it cannot guarantee that its licenses will not be delayed or include burdensome conditions.

     Authorizations to operate as a new carrier are not available in some countries, may be available in other countries with limitations on the number and characteristics of carriers, and may not be required at all in other countries. In addition, while some countries require complex applications procedures for authorizations, some countries simply require registration with or notification to the regulatory agency. Within a country, moreover, some services or activities may require a full authorization while others may require a simple registration or notification, or no filing at all. Authorizations and regulations impose a range of restrictions on the carriers' operations, corporate governance, and shareholders, with penalties for noncompliance, including loss of license and monetary fines. For example, many countries place limits on foreign ownership of telecommunications carriers and require regulatory approval of transfers of control.

     In granting authorizations, regulators frequently establish service obligations for the operator. Typical obligations include nondiscrimination, build-out or service coverage, and interconnection obligations, as well as requirements regarding the quality of service provided and the approval of new service offerings. Many regulators also require licensed carriers to pay certain fees or charges, including to cover the costs of regulation and to support the availability of services, and these fees may in some cases be significant.

     Many national regulators require interconnection between carriers and resolve disputes as to the reasonableness of particular interconnection arrangements and pricing. Many regulators require a dominant carrier in the market to offer competing carriers interconnection on reasonable and nondiscriminatory terms and conditions, and a number of regulators are also beginning to require incumbent carriers to unbundle their local loops, allowing increasing competition in local services. In some countries, all telecommunications carriers are required to provide interconnection to other carriers. WCG may be required to provide interconnection to its foreign network as well as access to its facilities for the installation of other carriers' telecommunications equipment.

     WCG may also be required to obtain street use and construction permits and licenses and/or franchises to install and expand its fiber-optic network using public rights of way. In some countries where it has installed or anticipates constructing networks, it may be required to pay license or franchise fees.

     Submarine telecommunications cable systems require national authorizations from each country in which they land and operate. Cable landing authorizations typically involve environmental reviews as well as approvals by telecommunications authorities to provide international telecommunications facilities and services. In addition, municipal and state permits may be necessary. Any such authorization may be difficult to obtain or involve burdensome conditions. Telecommunications carriers using capacity on the cables usually need licenses from each country in which they operate and may need different licenses to provide different services. For example, WCG will need, and has applied for, a Public Telecommunications Operator license in the United Kingdom before providing services over the TAT-14 undersea cable.

  Japan

     WCG's Japanese subsidiary, Williams Communications K.K., has obtained a Type I license to land its interest in an undersea cable and to provide telecommunications services in Japan over this undersea cable. Before providing telecommunications services in Japan pursuant to its Type I license, WCG must meet a number of regulatory requirements.

  Brazil

     A cellular concession was granted to ATL in 1998 for an initial term of 15 years, which may be renewed for equal periods at the discretion of the national regulatory agency, Anatel. Currently, within each area, only two cellular companies may operate. In 2000, the government announced plans to sell additional licenses in each wireless market for personal communications service. The cellular concessions and other regulations impose a range of restrictions on the companies' operations, rates, services, corporate governance, and shareholders, with penalties for noncompliance, including loss of license and monetary fines.

  United Kingdom

     WCG's subsidiary in the United Kingdom, Williams Communications UK Limited, has received a Public Telecommunications Operator license to provide telecommunications services in the United Kingdom. This subsidiary intends to apply to the Office of Telecommunications for "Annex II" interconnection status, which will give it the right to interconnection with other carriers in the United Kingdom. The Public Telecommunications Operator license requires WCG's subsidiary to comply with a number of conditions, including but not limited to interconnection with other telecommunications companies and payment of license fees.

  Australia

     PowerTel holds a carrier license and is subject to regulation by the Australian Competition and Consumer Commission and the Australian Communications Authority. PowerTel does not have any service coverage obligations. PowerTel does not require any further regulatory approval for new services provided on its fiber-optic network.

     Under the regulations, access to particular regulated carriage services and other services that facilitate the supply of those regulated services must be provided between operators on non-discriminatory technical and operational terms and, in some circumstances, at cost-based prices. Any transmission capacity of two or more megabits per second is regulated on all routes except between Sydney, Canberra, and Melbourne.

     The Australian Competition and Consumer Commission has decided to regulate local call resale and local network unbundling. Regulation of interconnection at the local exchange level potentially allows PowerTel and other competitors to reduce their access costs by interconnecting with the Telstra Corporation Limited network closer to the customer.

     PowerTel currently has entered into a facilities access agreement with Telstra for access to Telstra's ducts, underground facilities, and equipment buildings. PowerTel also obtains services from Telstra through wholesale/resale products and negotiating an agreement covering Telstra's wireline and mobile originating and terminating access services.

  Chile

     Chile currently has a competitive, multi-carrier system for long distance and local services. There is no regulatory limit on the number of concessions that could be granted to companies that would compete against Manquehue Net S.A. The largest providers of local telecommunications services in Santiago are Compania de Telecomunicaciones de Chile and CMET.

     Manquehue Net holds an intermediate service concession for the installation, operation, and exploitation of a high-capacity fiber-optic cable network in Santiago and the towns surrounding it. Intermediate services are provided via networks to satisfy the transmission or exchange service requirements of other telecommunications providers. The concession is for a renewable 30-year term. Manquehue Net's concession provides for network construction to end on December 23, 1998, and service to begin on January 23, 1999. The company requested an extension of these terms, which was granted by the telecommunications authority but is pending before the Republic Comptrollership's Office for formal amendment of the concession.

     The regulatory authority has declared that the conditions prevailing in the local (including Santiago) markets for Manquehue Net require that maximum rates to be determined for that company by the regulatory authority. Manquehue Net is not subject to a maximum rate for intermediate services. The maximum rate structure is determined every five years. Local providers must also give long distance service providers equal access to their network connections.

  Settlement Costs for International Traffic

     International switched long distance traffic between two countries historically is exchanged under correspondent agreements between carriers, each owning network transmission facilities in their respective countries. Correspondent agreements generally provide for, among other things, the termination of switched traffic in, and return switched traffic to, the carriers' respective countries at a negotiated accounting rate. Settlement costs, typically one-half of the accounting rate, are reciprocal fees owed by one international carrier to another for transporting traffic on its facilities and terminating that traffic in the other country. The FCC and regulators in foreign countries may regulate agreements between U.S. and foreign carriers.

     The FCC's international settlements policy governs the settlements between U.S. carriers and their foreign corespondents and prevents foreign carriers from discriminating among U.S. carriers in bilateral accounting rate negotiations. The policy requires:

     - the equal division of accounting rates

     - non-discriminatory treatment of U.S. carriers

     - proportionate return of inbound traffic

     Agreements governed under the policy must be filed publicly with and approved by the FCC. The policy applies only to U.S. carrier arrangements with certain foreign carriers with market power in their respective countries. For example, U.S. carrier arrangements with Telefonos de Mexico continue to be subject to the policy, but U.S. carrier arrangements with a Telefonos de Mexico competitor in Mexico are not subject to the policy. The FCC also recently decided to exempt certain foreign routes from the policy, depending upon the ability of U.S. carriers to terminate traffic on those routes at rates substantially below benchmarks set by the agency. However, Mexico is not currently an exempted route. Other countries have policies similar to that of the FCC.

     Resale of international private lines allows carriers to bypass the settlement rate system, and, therefore, bypass the need to negotiate accounting rates with foreign carriers with market power and obtain termination of international traffic in the United States and foreign countries at substantially reduced rates. The FCC's private line resale policy currently prohibits a carrier from reselling international private leased circuits to provide switched services to or from a country unless certain conditions are met.

     Currently, Mexican carriers other than Telefonos de Mexico can engage in such resale under FCC rules, but the Mexican regulator has not permitted such resale. If Mexico approves such resale but the FCC continues to restrict Telefonos de Mexico from engaging in such resale, competitors of Telefonos de Mexico would be permitted to engage in low-cost termination of traffic between the United States and Mexico, but Telefonos de Mexico would be precluded from doing so.

FORWARD-LOOKING INFORMATION

     Certain matters discussed in this report, excluding historical information, include forward-looking statements -- statements that discuss WCG's expected future results based on current and pending business operations. WCG makes these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

     Forward-looking statements can be identified by words such as "anticipates," "believes," "expects," "planned," "scheduled" or similar expressions. Although WCG believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of risks, assumptions, and uncertainties that could cause WCG's actual results to differ materially from those projected. In addition to risk factors set forth in WCG's filings with the Securities and Exchange Commission, the following important factors could cause actual results to differ materially from any results projected, forecasted, estimated, or budgeted:

     - Changes in general economic conditions in the United States and changes in federal or state laws and regulations to which WCG is subject, including tax, environmental, and employment laws and regulations.

     - Changes in foreign economies, currencies, laws and regulations, and political climates, especially in Australia and South America, where WCG has made direct investments, and in Europe and Asia where WCG plans to provide transmission services.

     - The cost and effects of legal and administrative claims and proceedings against WCG or its subsidiaries.

     - Conditions of the capital markets WCG utilizes to access capital to finance operations.

     - Termination of the SBC strategic alliance or SBC Communications' inability to obtain regulatory approval to provide long-distance communications services within markets in which it currently provides local services.

     - The successful completion of the sale of the Solutions business and collection of the proceeds from the sale and on the receivables retained.

     - Loss of a high volume Network customer.

     - Technological developments, high levels of competition, lack of customer diversification, and general uncertainties of government regulation in the communications industry.

     - Significant competition on pricing and product offerings for Network.

     - The fact that Williams owns a significant majority of WCG and the potential need at a future date to replace, at a potentially higher cost, administrative services currently provided by Williams.

     - The possible spin-off of shares of WCG's common stock held by Williams and the potential for amendments to the agreements between WCG and Williams that were entered into at the time of WCG's initial public offering.

     - The effect of changes in accounting policies.

     - The ability in a cost-effective way to raise capital needed to sustain operating cash flow, make capital expenditures, and meet debt obligations.

     - The ability to attract and retain qualified employees.

     - The ability to develop financial, management, and operating controls to manage costs and rapid growth.

     - The ability of each operating segment to implement successfully key systems, such as order entry systems and service delivery systems, within currently estimated time frames and budgets.

     - The ability to develop the "Williams Communications" brand.

     - The ability to expand and enhance the network in response to customer demands and industry changes.

     - The ability of Network to timely turn up service requests and minimize service interruptions.

     - The ability to obtain additional capacity for the Williams network from other providers.

     - The ability to expand the Williams network as needed to remain competitive and to maintain the Williams network's leading-edge technology.

     - The ability to manage WCG's growth.

     - The ability, in a cost-effective way, to obtain and maintain necessary rights of way for the Williams network.

     - The ability to successfully market capacity on the Williams network.

     - The realization of revenues from products and services in the early stages of development or operation.

     - The ability to deploy sophisticated technologies on a local-to-global basis.

     - The ability to successfully integrate any newly acquired businesses.

ITEM 2. PROPERTIES

     The WCG network and its component assets are the principal properties that WCG currently operates. See Item 1(c), Narrative Description of
Business -- Properties, for a description of these properties. WCG leases portions of the network and related equipment pursuant to its asset defeasance program, which supplied funds to construct a portion of the network and purchase equipment. The lease term is for five years with possible renewal for two additional one-year terms. WCG has the rights to purchase or exchange the leased property during the lease term as well as to purchase the property at the end of the lease term. The price at which WCG may purchase the property approximates its original cost. In the event WCG does not purchase the property at the end of the initial lease term, it is obligated to pay 89.9 percent of the original purchase cost of the property, reduced by payments made throughout the lease term.

     The installed fiber-optic cable that is of the WCG network is laid under various rights of way. WCG has agreements in place for substantially all of the rights of way needed to complete its network. Almost all of its rights of way extend through at least 2018.

     WCG owns or leases sites in approximately 125 U.S. cities on which it locates or plans to locate transmission, routing and switching equipment. These sites range in size from 2,000 square feet to 50,000 square feet and total approximately 1,700,000 square feet. WCG also leases office space in various locations, including from Williams. WCG leases from Williams approximately 1,200,000 square feet of office space in Tulsa, Oklahoma. On February 26, 2001, Williams contributed to WCG in exchange for shares of Class A Common Stock the Williams Technology Center, which is currently under construction and expected to be complete in fourth quarter 2001. Upon completion, the Williams Technology Center will provide approximately 700,000 square feet of office space and accommodate up to 4,000 employees. Upon completion, WCG will be able to terminate the majority of its Tulsa leases with Williams. Solutions occupies approximately 192,000 square feet of office space in Houston, Texas, which it subleases from Williams.

ITEM 3. LEGAL PROCEEDINGS

     WCG is subject to various types of litigation in connection with its business and operations. However, with the possible exception of the landowner lawsuits described below, WCG does not believe that any pending litigation is material to its business or operations.

     WCG and Williams Communications, LLC, a wholly owned operating subsidiary of WCG, are named as defendants in putative nationwide class actions or putative statewide class actions on behalf of all landowners on whose property the WCG allegedly installed fiber-optic cable without the permission of the landowner. WCG believes that installation of the cable containing the single fiber network that crosses over or near the putative class members' land does not infringe on their property rights. WCG also does not believe that the plaintiffs have sufficient basis for certification of a nationwide or statewide class.

     It is likely that WCG will be subject to other putative class action suits challenging its nationwide rights of way. WCG cannot quantify the impact of all such claims at this time. Thus, WCG cannot be certain that the plaintiffs' putative class actions, if successful, will not have a material adverse effect upon its future financial position, results of operations or cash flows.

     On September 7, 2000, All-Phase Utility Corp. amended its complaint in a matter originally filed June 28, 1999, against Williams Communications, LLC in the United States District Court for Oregon, alleging actual damages of at least $236.5 million from loss of profit from potential construction and lost revenue from leases of fiber-optic cable and conduits plus punitive damages. All-Phase alleges that a portion of Williams Communications, LLC's Eugene, Oregon to Bandon, Oregon route is based on confidential information developed by All-Phase and that WCG breached its non-disclosure agreement with All-Phase and violated the Oregon Trade Secrets Act by using it. All-Phase also alleges that WCG misrepresented its plans for the route and that, as a result, All-Phase lost the opportunity to build its own line along the same route. On January 22, 2001, the Court entered an Order granting Williams Communications, LLC's Motion for Summary Judgment and dismissing the action. All-Phase did not appeal the Court's Order.

     On December 20, 2000, the Women's Cooperative Trust Union filed a derivative shareholder action in the United States District Court for the Western District of Oklahoma against Williams,

WCG, and certain directors and officers alleging that certain named defendants were involved in the purchase of shares of stock at a reduced price of two corporations with which WCG had contracted for the purchase of telecommunication equipment. The allegations include breach of fiduciary duty, waste of corporate assets and usurpation of corporate opportunities. Plaintiff seeks compensatory damages, rescission of all transactions between the named individual officers and directors and the two corporations, including disgorgement of any profits, punitive damages, and attorneys' fees and costs.

     On January 18, 2001, the attorneys representing Williams and WCG in their corporate capacity, as well as the attorneys representing the individual directors of Williams and WCG, filed Motions to Dismiss based upon failure to make a demand on the Boards and failure to plead demand futility with particularity. Counsel for Williams and WCG has also filed a motion requesting a transfer of the venue from the Western District of Oklahoma to the Northern District of Oklahoma. Defendants' motions remain pending.

SUMMARY

     WCG is a party to various other claims, legal actions and complaints arising in the ordinary course of business. With the possible exception of the putative class action suits described above, in the opinion of management, the ultimate resolution of all claims, legal actions and complaints after consideration of amounts accrued, insurance coverage, or other indemnification arrangements will not have a materially adverse effect upon WCG's future financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Williams Communications' Class A common stock is listed on the New York Stock Exchange under the symbol "WCG." At the close of business on February 28, 2001, Williams Communications had approximately 707 holders of record of its Class A common stock. No common stock cash dividends were made in 2000 or 1999. In addition, management does not expect to pay cash dividends on common stock in the foreseeable future as its current debt agreements place limitations on the payment of cash dividends. It is management's intention to retain future earnings, if any, to finance the operation and development of the business. Future dividends, if any, will be determined by the board of directors and will depend on the success of operations, capital needs, financial conditions, contractual restrictions and other factors that the board of directors considers. The high and low sales price ranges (composite transactions) are listed for the four quarters of 2000 and fourth quarter 1999, the first quarter that Williams Communications' Class A Common Stock was traded.

                                               HIGH     LOW
                                              ------   ------
2000
  First Quarter.............................  $61.81   $26.75
  Second Quarter............................  $51.31   $30.31
  Third Quarter.............................  $33.69   $18.06
  Fourth Quarter............................  $21.13   $ 9.50
1999
  Fourth Quarter............................  $35.44   $23.25

ITEM 6. SELECTED FINANCIAL DATA

     The following financial data as of December 31, 2000 and 1999 and for the three years ended December 31, 2000 are an integral part of, and should be read in conjunction with, the consolidated financial statements and notes thereto. All other amounts have been prepared from the company's financial records. Information concerning significant trends in the financial condition and results of operations is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages F-2 through F-12 of this report.

                                            2000         1999         1998        1997        1996
                                         ----------   ----------   ----------   ---------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues (1,2).........................  $  839,077   $  601,456   $  375,339   $ 244,161   $141,599
Loss from operations (2, 3)............    (448,671)    (246,495)    (141,164)   (103,501)    (8,978)
Loss from continuing operations (2,
  3)...................................    (277,688)    (328,312)    (146,579)    (56,410)   (11,867)
Income (loss) from discontinued
  operations(2)........................    (540,000)     (31,389)     (39,150)     26,367      8,353
Net loss...............................    (817,688)    (359,701)    (185,729)    (30,043)    (3,514)
Preferred stock dividends and
  amortization of preferred stock
  issuance costs(4)....................      (4,956)          --           --          --         --
Net loss attributable to common
  stockholders.........................    (822,644)    (359,701)    (185,729)    (30,043)    (3,514)
Basic and diluted loss per share (2,
  5):
  Loss from continuing operations
     attributable to common
     stockholders......................        (.61)        (.79)        (.37)       (.15)      (.03)
  Income (loss) from discontinued
     operations........................       (1.16)        (.08)        (.10)        .07        .02
  Net loss attributable to common
     stockholders......................       (1.77)        (.87)        (.47)       (.08)      (.01)
Common dividends paid per share........          --           --           --          --         --
Total assets as of December 31(2)......   7,409,285    6,057,703    2,022,136     981,223    614,892
Long-term debt as of December 31(6)....   4,526,706    2,965,385      615,352         292        697
Redeemable cumulative convertible
  preferred stock as of December
  31(4)................................     240,722           --           --          --         --
Total stockholders' equity as of
  December 31(5).......................   1,213,272    2,112,600    1,007,682     868,502    527,253

---------------

(1) See Note 1 for a discussion of changes in WCG's method of accounting for revenue recognition associated with leasing its fiber-optic network which impact revenues.

(2) See Notes 1 and 2 for a discussion of WCG's sale of the domestic and Mexican operations of Solutions in first quarter 2001. The sale was accounted for as a disposal of a business segment, and accordingly the operating results and financial position of the segment for the current and prior periods reflect Solutions as discontinued operations.

(3) See Notes 1 and 4 for a discussion of changes in WCG's method of accounting for revenue recognition associated with leasing its fiber-optic network and asset sales which affect losses from continuing operations.

(4) See Note 11 for a discussion of WCG's issuance of redeemable cumulative convertible preferred stock.

(5) See Notes 1, 12 and 19 for a discussion of WCG's stockholders' equity and common shares outstanding.

(6) See Notes 10 and 19 for a discussion of WCG's long-term debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On January 25, 2001, Williams Communications Group's (WCG) board of directors authorized a plan for its management to divest the Solutions segment which provides professional communications services and sells and installs communications equipment. Accordingly, the Solutions segment has been accounted for as a disposal of a business segment with the associated operating results segregated and reported as discontinued operations (see Note 2). WCG's continuing operations are organized into three operating segments as follows:
Network, Broadband Media and Strategic Investments.

RESULTS OF OPERATIONS

     The table below summarizes the consolidated results of operations of WCG:

                                                                 YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
                                                               2000        1999        1998
                                                            ----------   ---------   ---------
                                                                      (IN THOUSANDS)
Revenues:
  Network.................................................  $  705,020   $ 438,509   $ 206,184
  Broadband Media.........................................     168,761     162,849     161,192
  Strategic Investments...................................          --      35,435      52,499
  Eliminations............................................     (34,704)    (35,337)    (44,536)
                                                            ----------   ---------   ---------
     Total revenues.......................................     839,077     601,456     375,339
Operating expenses:
  Cost of sales...........................................     823,272     526,040     294,382
  Selling, general and administrative.....................     270,071     199,615     140,965
  Provision for doubtful accounts.........................       9,959       1,066       2,360
  Depreciation and amortization...........................     185,024      86,718      50,564
  Other...................................................        (578)     34,512      28,232
                                                            ----------   ---------   ---------
     Total operating expenses.............................   1,287,748     847,951     516,503
                                                            ----------   ---------   ---------
Loss from operations......................................    (448,671)   (246,495)   (141,164)
Net interest expense......................................    (221,116)    (96,421)     (5,263)
Investing income (loss)...................................     333,273       2,734      (7,167)
Minority interest in loss of consolidated subsidiaries....      24,492       9,044       2,050
Other income (loss), net..................................         227        (359)        178
                                                            ----------   ---------   ---------
Loss before income taxes..................................    (311,795)   (331,497)   (151,366)
Benefit from income taxes.................................      34,107       3,185       4,787
                                                            ----------   ---------   ---------
Loss from continuing operations...........................  $ (277,688)  $(328,312)  $(146,579)
                                                            ==========   =========   =========

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Consolidated results

     WCG's loss from continuing operations improved $50.6 million, or 15%, due to an increase in investing income of $330.6 million, an increase of $30.9 million related to the tax benefit and a change in minority interest results of $15.5 million. These items were partially offset by an increase in loss from operations of $202.2 million and an increase in net interest expense of $124.7 million.

     Network and Broadband Media accounted for $237.0 million and $6.0 million of the increase in loss from operations, respectively. Strategic Investments' loss from operations decreased by $40.8 million.

Network

     The table below summarizes the results of operations of Network:

                                                                  YEAR ENDED DECEMBER 31,
                                                             ---------------------------------
                                                                2000        1999        1998
                                                             ----------   ---------   --------
                                                                      (IN THOUSANDS)
Revenues:
  Dark fiber...............................................  $   62,397   $ 109,258   $ 64,100
  Capacity and other.......................................     587,504     261,254     90,081
  PowerTel.................................................      20,844      34,545     11,248
  Intercompany.............................................      34,275      33,452     40,755
                                                             ----------   ---------   --------
     Total revenues........................................     705,020     438,509    206,184
Operating expenses:
  Cost of sales............................................     726,125     415,191    167,303
  Selling, general and administrative......................     221,281     138,748     58,233
  Provision for doubtful accounts..........................       8,752         989        136
  Depreciation and amortization............................     154,288      51,454     14,159
  Other....................................................        (526)         25        410
                                                             ----------   ---------   --------
     Total operating expenses..............................   1,109,920     606,407    240,241
                                                             ----------   ---------   --------
Loss from operations.......................................  $ (404,900)  $(167,898)  $(34,057)
                                                             ==========   =========   ========
Equity earnings............................................  $    4,421   $   1,020   $     --
                                                             ==========   =========   ========
Income from investments....................................  $  281,403   $      --   $     --
                                                             ==========   =========   ========

     Network's revenues increased $266.5 million, or 61%, primarily due to a $311.6 million increase related to data and voice services provided to its customers as the traffic increases on its network. Approximately 50% of the increase in data and voice revenues is attributable to SBC Communications, Inc.
(SBC), due in part to a decision by the Federal Communications Commission announced at the end of second quarter 2000 allowing it to sell long-distance service in Texas. The increase in revenues is partially offset by $46.9 million lower revenues from dark fiber transactions entered into prior to June 30, 1999 and accordingly accounted for as sales type leases. PowerTel revenues decreased $13.7 million in 2000 as a result of the sale of its mobile phone business in second quarter 2000, the change in focus from the reseller services arena to developing and serving facilities-based carriers which typically yields higher margins and the impact of a decreasing foreign currency exchange rate.

     Network's cost of sales exceeded revenues by $21.1 million in 2000. In 1999, Network had a gross profit of $23.3 million. Cost of sales increased $310.9 million, or 75%, primarily due to a $203.5 million increase related to data and voice off-net capacity and local access connection costs in support of the revenue increase described above, $63.8 million of higher operating and maintenance costs to support the increased revenues and future revenue streams, $52.0 million of lease expense attributable to WCG's operating lease agreement covering a portion of WCG's fiber optic network, $16.2 million of higher ad valorem taxes reflecting the increased asset base associated with the network build-out and $12.9 million of higher leasing costs for equipment collocation space and data centers. The increase in costs is partially offset by $12.2 million lower costs associated with PowerTel and $25.1 million lower costs of sales associated with the reduced level of dark fiber transactions accounted for as sales-type leases.

     Network's selling, general and administrative expenses increased $82.6 million, or 59%, primarily due to adding resources and infrastructure required to support its growing customer base.

     Network's provision for doubtful accounts increased $7.8 million primarily due to the growth in its customer base and general market conditions primarily in the last six months of the year.

     Network's depreciation and amortization increased $102.8 million primarily as a result of placing an additional 8,000 route miles in operation since December 31, 1999.

     Network's equity earnings increased $3.4 million primarily due to earnings from investments acquired in fourth quarter 1999 and increased earnings primarily related to a telecommunications joint venture.

     Income from investments in 2000 includes a gain of $214.7 million from the conversion of WCG's shares of common stock of Concentric Network Corporation into shares of common stock of XO Communications, Inc. pursuant to a merger of those companies completed in June 2000 and net gains of $93.7 million related to the sales of certain marketable equity securities partially offset by a loss of $27.0 million related to write-downs of certain cost-based and equity-method investments resulting from management's estimate of the other than temporary decline in the value of these investments.

BROADBAND MEDIA

     The table below summarizes the results of operations of Broadband Media:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Revenues....................................................  $168,761   $162,849   $161,192
Operating expenses:
  Cost of sales.............................................   131,851    122,915    135,819
  Selling, general and administrative.......................    42,033     40,568     43,319
  Provision for doubtful accounts...........................     1,207       (160)     1,925
  Depreciation and amortization.............................    30,269     29,866     25,574
  Other.....................................................       (48)       254      2,141
                                                              --------   --------   --------
     Total operating expenses...............................   205,312    193,443    208,778
                                                              --------   --------   --------
Loss from operations........................................  $(36,551)  $(30,594)  $(47,586)
                                                              ========   ========   ========
Equity losses...............................................  $(10,697)  $     --   $     --
                                                              ========   ========   ========

     Broadband Media's revenues increased $6.0 million, or 4%, as a result of higher revenues from both media distribution and video transmission services, partially offset by a decrease in transponder revenues.

     Broadband Media's gross profit decreased to $36.9 million in 2000 from $39.9 million in 1999. Gross margin decreased to 22% in 2000 from 25% in 1999. Cost of sales increased $9.0 million, or 7%, as a result of an increase in media distribution and video transmission service revenues, an increase in resources to support these services and costs associated with the development of digital broadband media capabilities.

     Broadband Media's equity losses of $10.7 million in 2000 were due to WCG applying the equity method of accounting to an investment beginning in first quarter 2000 that was previously consolidated in 1999, as WCG's ownership fell below 50% and WCG no longer exercised control over the operations. In fourth quarter 2000, WCG's share of the cumulative losses attributable to this equity method investment exceeded Broadband Media's investment balance. As a result, WCG has suspended recording equity losses related to this investment.

STRATEGIC INVESTMENTS

     The table below summarizes the results of operations of Strategic
Investments:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Revenues....................................................  $     --   $ 35,435   $ 52,499
Operating expenses:
  Cost of sales.............................................        --     23,271     35,796
  Selling, general and administrative.......................     6,757     20,299     39,413
  Provision for doubtful accounts...........................        --        237        299
  Depreciation and amortization.............................       467      5,398     10,831
  Other.....................................................        (4)    34,233     25,681
                                                              --------   --------   --------
     Total operating expenses...............................     7,220     83,438    112,020
                                                              --------   --------   --------
Loss from operations........................................  $ (7,220)  $(48,003)  $(59,521)
                                                              ========   ========   ========
ATL and other equity losses.................................  $(14,021)  $(37,460)  $ (7,908)
                                                              ========   ========   ========
Income from investments.....................................  $ 12,733   $  9,397   $     --
                                                              ========   ========   ========

     Strategic Investments sold its audio and video conferencing services and closed-circuit video broadcasting services business in 1999 for which WCG recognized a pre-tax loss of $28.4 million, included in other operating expense. The remaining portion of WCG's learning content business was also sold in 1999. Strategic Investments also abandoned a business that provided wireless remote monitoring and meter reading equipment and related services to industrial and commercial customers in 1999. As a result, in 2000, Strategic Investments had no revenues or cost of sales and significantly reduced selling, general and administrative expenses and depreciation and amortization expenses. The costs incurred in 2000 represent costs associated with managing WCG's equity and cost-based investments in this business segment.

     Strategic Investments' equity losses decreased $23.5 million, or 63%, primarily due to WCG's decreased equity ownership of ATL, which contributed $22.9 million to the decrease in equity losses and lower losses from ATL operations, which contributed an additional $1.7 million.

     Strategic Investments' income from investments increased $3.3 million, or 35%. Strategic Investments' income from investments in 2000 represents a $16.5 million gain related to the sale of part of its interest in ATL and receipt of a $3.7 million dividend from a cost-based investment partially offset by a write-down of a cost-based investment of $7.5 million. The ATL gain resulted from a series of transactions in first quarter 2000 in which WCG sold a portion of its investment in ATL, which had a carrying value of $30 million, for approximately $168 million in cash. WCG recognized a gain on the sale of $16.5 million and deferred a gain of approximately $121 million associated with $150 million of the proceeds which were subsequently advanced to ATL. Strategic Investments' income from investments in 1999 represents dividends received from a cost-based investment.

CONSOLIDATED NON-OPERATING COSTS

     WCG's net interest expense in 2000 increased $124.7 million from 1999 as a result of increased borrowings at higher interest rates to finance operations and capital expenditures, partially offset by increased interest capitalized related to assets under construction. WCG's total debt has increased $1.5 billion from December 31, 1999 to December 31, 2000, which primarily reflects the $1.0 billion principal amount of senior redeemable notes issued in August 2000 and the borrowing of the $525.0 million term loan under the credit facility in September 2000.

     WCG's interest and other investing income in 2000 increased $29.6 million due to interest earned on short-term investments, which were purchased with proceeds from the October 1999 offerings and concurrent investments, the August 2000 debt offering and the borrowing of the term loan under the credit facility in September 2000.

     The change in minority interest increased $15.5 million due to an increase in PowerTel's net loss.

     WCG's tax benefit increased $30.9 million primarily due to changes in various temporary differences including changes in deferred revenue balances that resulted in a fully reserved net deferred tax asset as of December 31, 2000 as compared to a net deferred tax liability position as of December 31, 1999 (see Note 5).

DISCONTINUED OPERATIONS

     On January 25, 2001, WCG's board of directors authorized a plan for its management to divest the Solutions segment. On January 29, 2001, WCG signed an agreement to sell the domestic and Mexican operations of the Solutions segment to Platinum Equity, LLC. This sale is expected to close at the end of first quarter 2001. WCG plans to divest its remaining Canadian operations later in 2001.

     Summarized results of discontinued operations are as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
                                                                      (IN THOUSANDS)
Revenues.................................................  $1,370,483   $1,431,655   $1,367,404
Operating losses:
  Loss before income taxes...............................  $ (117,057)  $  (35,975)  $  (39,460)
  Benefit (provision) from income taxes..................     (17,864)       4,586          310
  Cumulative effect of change in accounting principle....     (25,377)          --           --
                                                           ----------   ----------   ----------
                                                             (160,298)     (31,389)     (39,150)
Estimated loss on disposal:
  Estimated loss on sales, including exit costs..........    (361,702)          --           --
  Estimated operating losses from January 1, 2001 to
     anticipated disposal date...........................     (18,000)          --           --
                                                           ----------   ----------   ----------
                                                             (379,702)          --           --
                                                           ----------   ----------   ----------
Loss from discontinued operations........................  $ (540,000)  $  (31,389)  $  (39,150)
                                                           ==========   ==========   ==========

     Solutions' operating losses increased $128.9 million from 1999. The increase in Solutions' operating losses is a result of a decrease in gross profit of $63.3 million, or 17%, due to decreased revenues consistent with the overall slow down in the telecommunications equipment distribution industry combined with increased installation and service costs, an increase in the provision for doubtful accounts of $35.5 million reflecting an increase in aged receivables and the uncertainty of collections associated with receivables retained from the sale of Solutions, a cumulative effect of a change in accounting principle of $25.4 million, partially offset by a decrease in selling, general and administrative expenses of $28.7 million, or 8%, primarily due to a decrease in payroll related expenses including a decrease in commissions associated with lower revenues.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

CONSOLIDATED RESULTS

     WCG's loss from continuing operations increased $181.7 million due to an increase in loss from operations of $105.3 million and an increase in net interest expense of $91.1 million, partially offset by an increase in investing income of $9.9 million and a change in minority interest results of $6.9 million.

     Network accounted for $133.8 million of the increase in loss from operations. Broadband Media and Strategic Investments' loss from operations decreased by $17.0 million and $11.5 million, respectively.

NETWORK

     Network's revenues increased $232.3 million primarily due to a $154.0 million increase in revenues from voice and data services provided to its customers, $44.9 million of increased revenues from dark fiber leases for transactions entered into prior to June 30, 1999 and accordingly accounted for as sales-type leases, $23.3 million of increased capacity and other revenues attributable to PowerTel, acquired on August 14, 1998 and a $15.8 million increase in revenues from consulting and outsourcing services.

     Network's gross profit decreased to $23.3 million in 1999 from $38.9 million in 1998. Cost of sales increased $247.9 million primarily due to $99.4 million of higher off-net capacity costs incurred prior to the completion of WCG's fiber optic network, $49.4 million of higher operating and maintenance expenses, $28.8 million related to costs associated with dark fiber leases accounted for as sales-type leases, $23.6 million of higher local-access connection costs, $21.0 million increase related to the PowerTel acquisition, $16.6 million of higher costs associated with consulting and outsourcing services and $5.0 million of higher leasing costs for equipment colocation space in data centers.

     Network's selling, general and administrative expenses increased $80.5 million due to an increase in the number of employees and the expansion of the infrastructure to support the network under construction at that time including $19.8 million of costs associated with the development of voice services in 1999 and a $17.0 million increase related to the PowerTel acquisition.

     Network's depreciation and amortization increased $37.3 million with $4.9 million of the increase related to the acquisition of PowerTel and the remaining increase due to completion of various segments of its network.

BROADBAND MEDIA

     Broadband Media's gross profit increased to $39.9 million in 1999 from $25.4 million in 1998. Gross margin increased to 25% in 1999 from 16% in 1998. Cost of sales decreased $12.9 million, or 10%, primarily due to a decrease in transponder costs of $6.9 million and intercompany transfer pricing costs of $6.3 million.

     Broadband Media's selling, general and administrative expenses decreased $2.7 million, or 6%, primarily due to a decrease in number of employees from facility consolidations.

     Broadband Media's depreciation and amortization increased $4.3 million, or 17%, primarily due to an increase of $4.0 million in depreciation and amortization related to a stadium seat touch-screen display business.

STRATEGIC INVESTMENTS

     Strategic Investments' revenues decreased $17.1 million, or 33%, primarily attributable to an $18.3 million decrease in revenues related to the July 31, 1999 sale of the audio and video conferencing services and closed-circuit video broadcasting services businesses.

     Strategic Investments' gross profit decreased to $12.2 million in 1999 from $16.7 million in 1998. Gross margin increased to 34% in 1999 from 32% in 1998. Cost of sales decreased $12.5 million, or 35%, primarily due to a $14.2 million decrease related to the July 31, 1999 sale of the audio and video conferencing services and closed-circuit video broadcasting services businesses.

     Strategic Investments' selling, general and administrative expenses decreased $19.1 million, or 48%, primarily due to a $13.9 million decrease related to the July 31, 1999 sale of the audio and video conferencing services and closed-circuit video broadcasting services businesses.

     Strategic Investments' depreciation and amortization decreased $5.4 million, or 50%, primarily due to a $4.0 million decrease related to the sale of the audio and video conferencing services and closed-circuit video broadcasting services businesses.

     Strategic Investments' other operating expense in 1999 includes a $28.4 million charge related to the sale of the audio and video conferencing and closed-circuit video broadcasting services businesses and a $5.5 million charge related to abandoning a business that provided wireless monitoring, meter reading equipment and related services. Other operating expense in 1998 includes $23.2 million of charges related to abandoning a venture involved in the technology and transmission of business information for news and educational purposes.

     Strategic Investments' equity losses increased $29.6 million primarily due to increased depreciation and amortization and financing costs incurred by ATL.

     Strategic Investments' income from investments in 1999 of $9.4 million was due to dividends received from a cost-based investment.

CONSOLIDATED NON-OPERATING COSTS

     Net interest expense in 1999 increased $91.1 million as a result of increased borrowings at higher interest rates in 1999 than 1998, partially offset by increased capitalization of interest related to assets under construction. The funding for 1999 was provided primarily from external sources while the 1998 funding was provided primarily by Williams. The average interest rates as of December 31, 1999 and 1998 on WCG's long-term debt were 10.1% and 5.8%, respectively.

     Interest and other investing income in 1999 increased $29.1 million primarily due to increased short-term investments, which were purchased with proceeds from the October 1999 offerings and concurrent investments.

     The change in minority interest increased $6.9 million attributable to an increase in PowerTel's net loss.

     In 1999, WCG recorded a tax benefit of $3.2 million compared to $4.8 million in 1998. In 1999 and 1998, the expected benefit was largely offset by operating losses allocated to Williams under the tax sharing agreement.

DISCONTINUED OPERATIONS

     Solutions' operating losses decreased $7.8 million, or 20%, from 1998. The decrease in Solutions' operating losses resulted from an increase in gross profit of $16.9 million, or 5%, attributable to an increase in revenues primarily due to higher demand for voice equipment, an increase in minority interest in loss of consolidated subsidiary of $8.9 million, or 65%, relating to an increase in Solutions' net loss and an decrease in other operating expenses of $5.4 million, or 90%, due to a 1998 charge related to the abandonment of capitalized software costs in favor of new systems. These items are partially offset by an increase in selling general and administrative expenses of $10.8 million, or 3%, resulting from higher technological and infrastructure support costs associated with business integration issues and the implementation of new systems and processes, an increase in depreciation and amortization of $9.2 million, or 25%, primarily attributable to the new systems implemented in 1999 and an increase in the provision for doubtful accounts of $8.1 million, or 42%, associated with billing and collection issues.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities was $176.9 million in 2000 which includes cash received from dark fiber transactions of $219.4 million. WCG anticipates that, excluding the impact of dark fiber transactions, its operating activities will result in negative cash flow at least through the end of 2002 and that capital expenditures, debt service obligations and other cash needs will continue to exceed cash from operations as WCG expands and enhances its network.

     In July 2000, Williams announced that its board of directors had authorized its management to pursue a course of action that, if successful, would lead to a complete separation of WCG from Williams' energy business. In August 2000, Williams announced that the Internal Revenue Service (IRS) had issued a favorable ruling on a proposed tax-free distribution of WCG's Class B common stock to Williams' stockholders. In November 2000, Williams then announced that its board of directors had authorized its management to continue to pursue a tax-free spin-off of WCG to Williams' shareholders. Williams further announced that, assuming market conditions and other factors continue to support this action, its board of directors expects to vote during the first part of 2001 to set a record date and establish the ratio of shares of WCG's stock to be distributed and to direct the distribution of WCG's shares. In order for Williams and its stockholders to receive the benefit of the ruling, a spin-off must be completed by August 2001, unless the IRS consents to an extension of time. The terms of WCG's long-term credit facility require Williams to hold at least 75% of the voting power of WCG's outstanding voting stock or at least 65% of WCG's issued and outstanding capital. Accordingly, WCG will be required to seek the consent of its lenders pursuant to a tax-free spin-off.

CASH SOURCES

     As of December 31, 2000, WCG has $609.1 million of cash and short-term investments. Included in this short-term investment portfolio are marketable equity securities classified as available for sale with a market value of $311.8 million as of December 31, 2000.

     WCG received net proceeds from the sale of senior redeemable notes in a private placement in August 2000 and the sale of preferred stock in a private placement in September 2000 of approximately $970.6 million and $240.5 million, respectively. WCG also borrowed $525 million in a term loan under its long-term credit facility in September 2000.

     As of December 31, 2000, WCG has $525 million remaining on its $1.05 billion commitment under its credit facility which consists of a $525 million seven-year multi-draw amortizing term loan facility and a $525 million six-year senior reducing revolving credit facility. As discussed above, WCG borrowed the $525 million term loan under its credit facility in September 2000. WCG may borrow under the revolving portion of its credit facility throughout its six-year term.

     In first quarter 2001, WCG announced that it received a commitment to increase its existing credit facility by $950 million, bringing the total size of its credit facility to $2 billion. WCG expects to complete this transaction in first quarter 2001, subject to the approval of its current lenders and completion of certain other transactions.

     In first quarter 2001, Williams and WCG entered into an agreement that, among other things, resulted in the transfer of ownership of a building under construction from Williams to WCG, the transfer of ownership of aircraft from Williams to WCG, conversion of the $975.6 million Williams note into paid in capital and the issuance of 24.3 million shares of WCG common stock. After the transaction was completed, WCG's total equity increased by approximately $1.1 billion. WCG views the agreement with Williams as a key step of a financing plan to prepare for a possible tax-free spin-off from Williams. WCG continues to evaluate several credit mechanisms, some of which may involve support from Williams, with a goal of continuing to provide capital and cash necessary to execute its growth plan and business strategy.

     In January 2001, WCG announced that it would sell its interest in Solutions. WCG expects to realize at least $350 million and could realize up to $450 million in cash over time from the sale of the entire Solutions segment, excluding disposition costs. The ultimate cash proceeds are primarily dependant upon WCG's success in collecting certain receivables retained from the sale of Solutions and the value realized from the sale of Solutions' Canadian operations.

     In first quarter 2001, WCG granted an option to Telecom Americas, Ltd., a joint venture between SBC, American Movil S.A. de C.V. and Bell Canada International, Inc., to purchase WCG's interest in ATL for an agreed to price. The option was granted in exchange for Telecom Americas, Ltd. paying WCG's portion of required funding to ATL. The option will expire at the end of first quarter 2001.

CASH USES

     WCG's primary anticipated cash need is funding Network's capital expenditures. In 2000, WCG spent $3.3 billion on capital expenditures primarily to construct and light its 33,000 mile nationwide intercity network. WCG currently estimates to spend approximately $2 billion for capital expenditures in 2001 primarily to enhance the capacity and functionality of the intercity network, provide local access services, expand its domestic network and provide connectivity for overseas customers to its domestic network.

     In third quarter 2000, PowerTel entered into a 70 million Australian dollar bridge financing facility agreement ($39.2 million as of December 31, 2000). The facility agreement, which bears interest at a fixed-rate of 9.70% and is due March 31, 2001, has been fully utilized as of December 31, 2000. In first quarter 2001, PowerTel completed a 1 for 4, 110 million Australian dollar equity rights offering which allowed each PowerTel shareholder to purchase one new share at 0.54 Australian dollars per share for each four shares held. PowerTel expects to replace its existing facility with a long-term bank facility in first quarter 2001. The bank facility and equity rights offering are expected to fully fund PowerTel for the foreseeable future.

     In fourth quarter 2000, ATL closed a financing arrangement with a Brazilian development bank, which provided ATL an additional 528 million reais in additional local currency funding (approximately $270 million as of December 31, 2000), of which WCG has guaranteed approximately $100 million of this financing. ATL is currently seeking to refinance and upsize its non-secured local debentures to finance its on-going, day-to-day operations and future capital needs. In addition, ATL will utilize committed funds from Telecom Americas, Ltd., a joint venture between SBC, American Movil S.A. de C.V. and Bell Canada International, Inc., to fund its last license payment due in April 2001. Although ATL endeavors to obtain financing without loans, additional credit support or additional contributions from WCG, some financing arrangements currently under consideration would require limited credit support from the shareholders of ATL.

     Under its asset defeasance program, WCG made annual lease payments totaling approximately $52.3 million in 2000 and expects that in 2001 it will pay approximately $60 million.

     As of December 31, 2000, WCG's outstanding long-term debt consisted of $975.6 million principal amount under the Williams note, $3.0 billion principal amount of its 10.70% to 11.875% senior redeemable notes due 2007 to 2010 and a $525 million term loan under its credit facility due 2006. WCG made principal payments of $12.5 million in 2000 under the Williams note. WCG paid $318.8 million in interest related to the Williams note, senior redeemable notes and the credit facility in 2000. As discussed above, in first quarter 2001, the Williams note was converted to paid in capital.

     Scheduled interest payment obligations under the senior redeemable notes and the credit facility total approximately $397 million in 2001 with no principal payment obligations scheduled to occur in 2001.

     The cost of expanding and enhancing WCG's fiber-optic network, as well as operating its business, is subject to a variety of factors. Actual costs may vary from expected amounts, and variances could be material. Factors which would cause a variance include WCG's ability to generate sufficient sales to customers, changes in the competitive environment of the markets that it serves and changes in technology. Any variation could impact WCG's future cash requirements.

     In order to meet its future cash requirements, WCG may issue additional debt or equity securities, secure additional credit facilities, sell or dispose of existing businesses or investments, sell or lease dark fiber or access to its conduits, or seek funds from other sources. WCG may not be able to secure any such financing, if and when it is needed, on terms acceptable to WCG or at all. If WCG is unable to obtain the necessary funds, it may be forced to scale back or defer its planned capital expenditures, which could delay its growth.

     Over the period 2001 and 2002, it is estimated that WCG's cash requirements will total approximately $3 billion. This includes approximately $4 billion of capital spending and approximately $1 billion of debt service obligations, partially offset by an estimated $2 billion of cash from operations and investing activities. These cash requirements will be funded primarily through the utilization of existing cash and marketable securities, as well as additional debt and credit facilities. These additional debt and credit facilities are expected to be in place by mid-year 2001. Based on the current capital program, WCG is expected to achieve free cash flow in 2003.

INFLATION

     Inflation has not significantly affected WCG's operations during the past three years.

ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended establishes accounting and reporting standards for derivative financial instruments. The standard requires that all derivative financial instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives will be recorded each period in earnings if the derivative is not a hedge. If a derivative is a hedge, changes in the fair value of the derivative will either be recognized in earnings offset against the change in fair value of the hedged asset, liability or firm commitment also recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized immediately in earnings. WCG has completed its implementation efforts as of December 31, 2000 and adopted these standards effective January 1, 2001. The derivatives identified in the implementation process consisted of a cashless collar on a portion of WCG's marketable equity securities portfolio as well as an interest rate swap and foreign currency hedge held by an equity investee. The cashless collar does not qualify as a hedge under SFAS No. 133 as amended. Therefore, changes in the market value of the cashless collar will be realized in the income statement while changes in the market value of the underlying security will be reflected in accumulated other comprehensive income. The initial impact of these standards on WCG's results of operations and financial position was not material.

     The Financial Accounting Standards Board (FASB) issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This interpretation modifies the current practice of accounting for certain stock award agreements and was generally effective beginning July 1, 2000. The initial impact of this interpretation on WCG's results of operations and financial position was not material.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Among other things, SAB No. 101 clarifies certain conditions regarding the culmination of an earnings process and customer acceptance requirements in order to recognize revenue. The initial impact of this SAB on WCG's results of continued operations and financial position was not material.

     The FASB issued Interpretation No. 43, "Real Estate Sales, an interpretation of SFAS No. 66," in June 1999. This interpretation considers dark fiber as integral equipment and accordingly title must transfer to a lessee in order for a lease transaction to be accounted for as a sales-type lease. After June 30, 1999, the effective date of FASB Interpretation No. 43, sales-type lease accounting is not appropriate for indefeasable rights of use, or IRUs, since IRUs generally do not transfer title to the fibers under lease to the lessee. Therefore, these transactions are being accounted for as operating leases unless title to the fibers under lease transfers to the lessee or the agreement was entered into prior to June 30, 1999. The effect of this interpretation on 2000 and 1999 results was to decrease revenues by $189.9 million and $11.0 million, respectively, and increase net loss by $53.0 million and $4.4 million, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     WCG's interest rate risk exposure relates primarily to its short-term investments and debt portfolio.

     Short-term investments excluding marketable equity securities total $83.4 million as of December 31, 2000 and consist primarily of commercial paper. WCG's interest and other investing income is subject to interest rate risk resulting from potential future increases in interest rates on comparable investment securities. To mitigate the impact of fluctuations in interest rates, WCG instructs the managing financial institutions to invest only in highly liquid instruments with short-term maturity dates. These investments were purchased with a portion of the proceeds from the sale of senior redeemable notes in August 2000 and borrowing of the credit facility in September 2000.

     WCG's debt portfolio as of December 31, 2000 consists of a long-term credit facility, a note payable to Williams and fixed-rate senior redeemable notes. Borrowings under the long-term credit facility and note payable to Williams are influenced by changes in short-term LIBOR interest rates. To mitigate the impact of fluctuations in interest rates, WCG targets to maintain a significant portion of its debt portfolio in fixed-rate debt. None of WCG's market risk sensitive instruments require it to manage or hedge the risks related to interest rate movements, and WCG currently does not mitigate the risk through the use of interest rate swaps or other derivative instruments. However, in the future WCG may choose to manage its risk associated with interest rate movements through an appropriate balance of fixed- and variable-rate obligations. To maintain an effective balance of fixed- and variable-rate obligations, WCG may elect to enter into specific interest rate swaps or other derivative instruments as deemed necessary.

     In August 2000, WCG issued approximately $1.0 billion of senior redeemable notes in a private placement. The senior redeemable notes consist of $575.0 million of 11.70% and $425.0 million of 11.875% fixed-rate senior redeemable notes due August 1, 2008 and August 1, 2010, respectively.

     In September 2000, WCG borrowed the $525 million term loan under the credit facility, which otherwise would have expired. Outstanding borrowings under the credit facility currently bear interest at LIBOR plus 2.25%.

     In first quarter 2001, WCG announced that it received a commitment to increase its existing credit facility by $950 million, bringing the total size of its credit facility to $2 billion. WCG expects to complete this transaction in first quarter 2001, subject to the approval of its current lenders and completion of certain other transactions.

     In first quarter 2001, Williams and WCG entered into an agreement that, among other things, resulted in conversion of the Williams note into paid in capital and the issuance of 24.3 million shares of WCG's common stock to Williams.

     The following tables provide information as of December 31, 2000 and 1999 about WCG's market rate risk sensitive instruments. For short-term investments excluding marketable equity securities and long-term debt, the table presents principal cash flows and weighted-average interest rates by expected maturity dates. The Williams note has been excluded in 2000 table below due to the conversion of the Williams note into paid in capital in first quarter 2001 (see
Note 19). In addition, the PowerTel bridge financing facility has been excluded due to the proceeds received from the PowerTel equity offering in first quarter 2001 (see Note 19).

                                                                                                FAIR VALUE
                                                                                               DECEMBER 31,
                             2001     2002     2003     2004     2005    THEREAFTER   TOTAL        2000
                            ------   ------   ------   ------   ------   ----------   ------   ------------
                                                         (DOLLARS IN MILLIONS)
ASSETS
  Short-term
    investments...........  $   83   $   --   $   --   $   --   $   --     $   --     $   83      $   83
  Average interest rate...     6.4%
LIABILITIES
  Fixed rate long-term
    debt, including
    current portions
    High yield public
      debt................  $   --   $   --   $   --   $   --   $   --     $3,000     $3,000      $2,237
    Average interest
      rate................    11.1%    11.1%    11.1%    11.1%    11.1%      11.1%
  Variable rate long-term
    debt, including
    current portions
    Long-term credit
      facility............  $   --   $   20   $   92   $  138   $  157     $  118     $  525      $  525
    Average interest
      rate................   LIBOR    LIBOR    LIBOR    LIBOR    LIBOR      LIBOR
                             +2.25    +2.25    +2.25    +2.25    +2.25      +2.25

                                                                                                FAIR VALUE
                                                                                               DECEMBER 31,
                             2000     2001     2002     2003     2004    THEREAFTER   TOTAL        1999
                            ------   ------   ------   ------   ------   ----------   ------   ------------
                                                         (DOLLARS IN MILLIONS)
ASSETS
  Short-term
    investments...........  $1,420   $   --   $   --   $   --   $   --     $   --     $1,420      $1,420
  Average interest rate...     5.8%
LIABILITIES
  Variable rate note
    payable to Williams...  $   12   $   25   $   25   $   25   $   25     $  876     $  988      $  988
  Average interest rate...   LIBOR    LIBOR    LIBOR    LIBOR    LIBOR      LIBOR
                             +2.25    +2.25    +2.25    +2.25    +2.25      +2.25
  Fixed rate long-term
    debt, including
    current portions
    High yield public
      debt................  $   --   $   --   $   --   $   --   $   --     $2,000     $2,000      $2,079
    Average interest
      rate................    10.8%    10.8%    10.8%    10.8%    10.8%      10.8%

FOREIGN CURRENCY RISK

     WCG has international investments, primarily in Australia and South America, that could affect its financial results if the investments incur a permanent decline in value as a result of changes in foreign currency exchange rates and the economic conditions in foreign countries.

     WCG has a preferred stock investment in a Brazilian telecommunications venture totaling $292 million and $317 million as of December 31, 2000 and 1999, respectively. The Brazilian economy experienced a 7% reduction in the value of the Brazilian real against the U.S. dollar from December 31, 1999 through December 31, 2000 compared to a 33% reduction in the value of the Brazilian real against the U.S. dollar from December 31, 1998 through December 31, 1999. However, as of December 31, 2000 and 1999, management believes the fair value of this investment approximated the carrying value. An additional 20% change in the value of the Brazilian real and the U.S. dollar could result in up to a $58 million change in the value of WCG's investment as of December 31, 2000. This analysis assumes a direct correlation between the fluctuation of the Brazilian real and the value of the investment. The ultimate duration and severity of the conditions in Brazil remain uncertain, as does the long-term impact of WCG's interest in this venture.

     The net assets of WCG's foreign operations which are consolidated are located in various other countries throughout the world and approximate 7% and 4% of WCG's total net assets as of December 31, 2000 and 1999, respectively. These foreign operations, whose functional currency is the local currency, do not have significant transactions or financial instruments denominated in other currencies. However, these investments do have the potential to impact WCG's financial position due to fluctuations in these local currencies arising from the process of remeasuring the local functional currency into the U.S. dollar. A 20% change in the respective functional currencies against the U.S. dollar could have changed WCG's stockholders' equity by approximately $16 million and $17 million as of December 31, 2000 and 1999, respectively.

     In first quarter 2000, WCG advanced approximately $150 million to ATL, denominated in Brazilian reais, which subjects WCG to foreign currency fluctuations. The value of the advance is $132.6 million based on the exchange rate of the Brazilian real to the U.S. dollar as of December 31, 2000.

     Management historically has not utilized derivatives or other financial instruments to hedge the risk associated with the movement in foreign currencies. However, management continually monitors fluctuations in these currencies and will consider the use of derivative financial instruments or employment of other investment alternatives if cash flows or investment returns so warrant.

EQUITY PRICE RISK

     Equity price risk primarily arises from investments in publicly traded telecommunications-related companies. These investments are carried at fair value and approximate 4% and 5% of WCG's total assets as of December 31, 2000 and December 31, 1999, respectively. These investments do have the potential to impact WCG's financial position due to movements in the price of these equity securities. Prior to January 1, 2000, WCG had not utilized derivatives or other financial instruments to hedge the risk associated with the movement in the price of these equity securities. However, WCG has entered into derivative instruments in 2000 which will expire by first quarter 2002 and as of December 31, 2000, provided protection to the exposure to changes in the price of certain marketable equity securities. These derivative instruments covered approximately 24% of WCG's marketable equity securities portfolio as of December 31, 2000. It is reasonably possible that the prices of the equity securities in WCG's marketable equity securities portfolio could experience a 30% increase or decrease in the near term. Assuming a 30% increase or decrease in prices, the value of WCG's marketable equity securities portfolio as of December 31, 2000, which is included in short-term investments in WCG's Consolidated Balance Sheet, would increase or decrease by approximately $94 million or $74 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Report of Ernst & Young LLP, Independent Auditors.........  F-17
  Consolidated Statements of Operations for the years ended
     December 31, 2000, 1999 and 1998.......................  F-18
  Consolidated Balance Sheets as of December 31, 2000 and
     1999...................................................  F-19
  Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 2000, 1999 and 1998...........  F-20
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998.......................  F-21
  Notes to Consolidated Financial Statements................  F-22
  Quarterly Financial Data (Unaudited)......................  F-56

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders of
Williams Communications Group, Inc.

     We have audited the accompanying consolidated balance sheets of Williams Communications Group, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Williams Communications Group, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, effective July 1, 1999, the Company changed its method of accounting for revenue recognition associated with leasing its fiber-optic network.

                                            ERNST & YOUNG LLP

Tulsa, Oklahoma
February 28, 2001

                      WILLIAMS COMMUNICATIONS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------
                                                            2000          1999          1998
                                                        ------------   -----------   -----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:
  Related parties.....................................   $  184,077     $  16,706     $  11,964
  Other...............................................      655,000       584,750       363,375
                                                         ----------     ---------     ---------
           Total revenues.............................      839,077       601,456       375,339
Operating expenses:
  Cost of sales.......................................      823,272       526,040       294,382
  Selling, general and administrative.................      270,071       199,615       140,965
  Provision for doubtful accounts.....................        9,959         1,066         2,360
  Depreciation and amortization.......................      185,024        86,718        50,564
  Other...............................................         (578)       34,512        28,232
                                                         ----------     ---------     ---------
           Total operating expenses...................    1,287,748       847,951       516,503
                                                         ----------     ---------     ---------
Loss from operations..................................     (448,671)     (246,495)     (141,164)
Interest accrued......................................     (387,816)     (135,939)      (16,445)
Interest capitalized..................................      166,700        39,518        11,182
Investing income:
  Interest and other..................................       59,434        29,777           741
  Equity losses.......................................      (20,297)      (36,440)       (7,908)
  Income from investments.............................      294,136         9,397            --
Minority interest in loss of consolidated
  subsidiaries........................................       24,492         9,044         2,050
Other income (loss), net..............................          227          (359)          178
                                                         ----------     ---------     ---------
Loss before income taxes..............................     (311,795)     (331,497)     (151,366)
Benefit from income taxes allocated from Williams.....       34,107         3,185         4,787
                                                         ----------     ---------     ---------
Loss from continuing operations.......................     (277,688)     (328,312)     (146,579)
Loss from discontinued operations.....................     (540,000)      (31,389)      (39,150)
                                                         ----------     ---------     ---------
Net loss..............................................     (817,688)     (359,701)     (185,729)
Preferred stock dividends and amortization of
  preferred stock issuance costs......................       (4,956)           --            --
                                                         ----------     ---------     ---------
Net loss attributable to common stockholders..........   $ (822,644)    $(359,701)    $(185,729)
                                                         ==========     =========     =========
Basic and diluted loss per share:
  Loss from continuing operations attributable to
     common stockholders..............................   $     (.61)    $    (.79)    $    (.37)
  Loss from discontinued operations...................        (1.16)         (.08)         (.10)
                                                         ----------     ---------     ---------
  Net loss attributable to common stockholders........   $    (1.77)    $    (.87)    $    (.47)
                                                         ==========     =========     =========
  Weighted average shares outstanding.................      464,145       412,620       395,435

                            See accompanying notes.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                 AS OF DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              -----------   ----------
                                                                   (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   213,888   $  483,853
  Short-term investments....................................      395,184    1,419,762
  Receivables less allowance of $21,501,000 ($8,843,000 in
     1999)..................................................      291,706      119,476
  Net assets of discontinued operations.....................      288,384      797,364
  Deferred income taxes.....................................           --       39,031
  Other.....................................................       17,252       12,011
                                                              -----------   ----------
Total current assets........................................    1,206,414    2,871,497
Investments.................................................      619,852      786,046
Property, plant and equipment, net..........................    5,138,984    2,047,672
Goodwill and other intangibles, net.........................      103,231      108,273
Other assets and deferred charges...........................      340,804      244,215
                                                              -----------   ----------
Total assets................................................  $ 7,409,285   $6,057,703
                                                              ===========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   419,863   $  234,859
  Deferred income...........................................      107,931       72,550
  Accrued liabilities.......................................      401,858      381,061
  Long-term debt due within one year -- The Williams
     Companies, Inc. .......................................           --       12,500
                                                              -----------   ----------
Total current liabilities...................................      929,652      700,970
Long-term debt:
  The Williams Companies, Inc. .............................      975,610      975,610
  Other.....................................................    3,551,096    1,989,775
Deferred income taxes.......................................           --      123,136
Other liabilities and deferred income.......................      453,905       76,921
Minority interest in consolidated subsidiaries..............       45,028       78,691
Contingent liabilities and commitments......................           --           --
6.75% redeemable cumulative convertible preferred stock;
  $0.01 par value per share; 500.0 million shares
  authorized; 5.0 million shares and no shares outstanding
  in 2000 and 1999, respectively; aggregate liquidation
  preference of $250,000,000................................      240,722           --
Stockholders' equity:
  Class A common stock, $0.01 par value, 1 billion shares
     authorized, 68.2 million shares outstanding in 2000 and
     1999...................................................          682          682
  Class B common stock, $0.01 par value, 500 million shares
     authorized, 395.4 million shares outstanding in 2000
     and 1999...............................................        3,954        3,954
  Capital in excess of par value............................    2,659,136    2,659,927
  Accumulated deficit.......................................   (1,494,549)    (676,861)
  Accumulated other comprehensive income....................       44,049      124,898
                                                              -----------   ----------
Total stockholders' equity..................................    1,213,272    2,112,600
                                                              -----------   ----------
Total liabilities and stockholders' equity..................  $ 7,409,285   $6,057,703
                                                              ===========   ==========

                            See accompanying notes.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                  ACCUMULATED
                                                      CAPITAL IN                     OTHER
                                             COMMON   EXCESS OF    ACCUMULATED   COMPREHENSIVE
                                             STOCK    PAR VALUE      DEFICIT     INCOME (LOSS)     TOTAL
                                             ------   ----------   -----------   -------------   ----------
                                                                     (IN THOUSANDS)
Balance, December 31, 1997.................  $3,954   $  996,395   $  (128,368)    $ (3,479)     $  868,502
  Net loss.................................     --            --      (185,729)          --        (185,729)
  Other comprehensive income (loss):
     Net unrealized appreciation on
       marketable equity securities........     --            --            --       29,977          29,977
     Foreign currency translation
       adjustments.........................     --            --            --       (1,792)         (1,792)
                                                                                                 ----------
  Comprehensive loss.......................                                                        (157,544)
  Capital contributions from The Williams
     Companies, Inc. ......................     --       299,493            --           --         299,493
  Noncash dividends to The Williams
     Companies, Inc. ......................     --            --        (2,799)          --          (2,799)
  Other....................................     --            30            --           --              30
                                             ------   ----------   -----------     --------      ----------
Balance, December 31, 1998.................  3,954     1,295,918      (316,896)      24,706       1,007,682
  Net loss.................................     --            --      (359,701)          --        (359,701)
  Other comprehensive income (loss):
     Net unrealized appreciation on
       marketable equity securities........     --            --            --      113,198         113,198
     Foreign currency translation
       adjustments.........................     --            --            --      (13,006)        (13,006)
                                                                                                 ----------
  Comprehensive loss.......................                                                        (259,509)
  Capital contributions from The Williams
     Companies, Inc. ......................     --        91,290            --           --          91,290
  Net proceeds from equity offering........    681     1,467,926            --           --       1,468,607
  Conversion of Williams stock based awards
     to WCG stock based awards.............     --         5,316            --           --           5,316
  Recharacterization of amounts due to The
     Williams Companies, Inc. .............     --      (200,000)           --           --        (200,000)
  Stock award transactions.................      1          (523)           --           --            (522)
  Other....................................     --            --          (264)          --            (264)
                                             ------   ----------   -----------     --------      ----------
Balance, December 31, 1999.................  4,636     2,659,927      (676,861)     124,898       2,112,600
  Net loss.................................     --            --      (817,688)          --        (817,688)
  Other comprehensive loss:
     Net unrealized depreciation of
       marketable equity securities, net of
       reclassification adjustment for
       gains realized in net loss..........     --            --            --      (51,609)        (51,609)
     Foreign currency translation
       adjustments.........................     --            --            --      (29,240)        (29,240)
                                                                                                 ----------
  Comprehensive loss.......................                                                        (898,537)
  Stock award transactions.................     --         4,877            --           --           4,877
  Preferred stock dividends and
     amortization of preferred stock
     issuance costs........................     --        (4,956)           --           --          (4,956)
  Other....................................     --          (712)           --           --            (712)
                                             ------   ----------   -----------     --------      ----------
Balance, December 31, 2000.................  $4,636   $2,659,136   $(1,494,549)    $ 44,049      $1,213,272
                                             ======   ==========   ===========     ========      ==========

                            See accompanying notes.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                 2000          1999          1998
                                                              -----------   -----------   ----------
                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES
Net loss from continuing operations.........................  $  (277,688)  $  (328,312)  $ (146,579)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................      185,024        86,718       50,564
  Benefit from deferred income taxes........................      (36,134)       (3,293)      (4,133)
  Provision for loss on property............................           --         5,500           --
  Provision for loss on investment..........................       34,515         1,640       23,150
  Provision for doubtful accounts...........................        9,959         1,066        2,360
  Equity losses.............................................       20,297        36,440        7,908
  Loss on sales of property and other assets................          730        29,168       10,310
  Gain on sales of investments..............................     (110,220)           --           --
  Gain on conversion of common stock investment.............     (214,732)           --           --
  Minority interest in loss of consolidated subsidiaries....      (24,492)       (9,044)      (2,050)
  Cash provided by (used in) changes in:
     Receivables............................................     (183,021)       23,631     (105,791)
     Other current assets...................................       (6,685)       (8,023)     (12,790)
     Accounts payable.......................................      196,296        82,011       93,746
     Current deferred income................................       53,511        43,624       26,231
     Accrued liabilities....................................      (68,146)      155,319       (1,837)
     Long-term deferred income..............................      267,228        60,072           --
     Other..................................................      (23,375)       31,961       (2,329)
                                                              -----------   -----------   ----------
Net cash provided by (used in) operating activities.........     (176,933)      208,478      (61,240)
FINANCING ACTIVITIES
Proceeds from long-term debt................................    1,670,588     4,357,809           --
Payments on long-term debt..................................     (110,000)   (2,369,367)        (887)
Proceeds from issuance of common stock, net of expenses.....        4,166     1,468,085           --
Proceeds from issuance of preferred stock, net of
  expenses..................................................      240,500            --           --
Debt issue costs............................................      (28,701)      (78,098)          --
Capital contributions from The Williams Companies, Inc. ....           --        91,290      299,493
Contribution to subsidiary from minority interest
  shareholders..............................................           --        37,588           --
Changes in due to/from The Williams Companies, Inc. ........      (12,500)      173,767      711,440
                                                              -----------   -----------   ----------
Net cash provided by financing activities...................    1,764,053     3,681,074    1,010,046
INVESTING ACTIVITIES
Property, plant and equipment:
  Capital expenditures......................................   (3,304,970)   (1,591,701)    (352,723)
  Proceeds from sales.......................................       34,453        60,318       40,012
Purchase of investments.....................................   (1,472,432)   (2,383,037)    (226,489)
Proceeds from sales of investments..........................    2,908,015       598,635           --
Proceeds from sale of business..............................          200        49,452       10,000
Other.......................................................        8,669            --       12,604
                                                              -----------   -----------   ----------
Net cash used in investing activities.......................   (1,826,065)   (3,266,333)    (516,596)
Net cash used in discontinued operations....................      (31,020)     (174,724)    (398,907)
                                                              -----------   -----------   ----------
Increase (decrease) in cash and cash equivalents............     (269,965)      448,495       33,303
Cash and cash equivalents at beginning of period............      483,853        35,358        2,055
                                                              -----------   -----------   ----------
Cash and cash equivalents at end of period..................  $   213,888   $   483,853   $   35,358
                                                              ===========   ===========   ==========

                            See accompanying notes.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS -- BASIS OF PRESENTATION -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF THE BUSINESS

     Williams Communications Group, Inc. (WCG), through its wholly-owned operating subsidiary, Williams Communications, Inc. (WCI), owns, operates and is extending a nationwide fiber-optic network focused on providing voice, data, Internet and video services to communications services providers. WCG also provides integrated fiber-optic, satellite and teleport video transmission services for the broadcast industry.

     The Williams Companies, Inc. (Williams) owns 100% of WCG's outstanding Class B common stock which gives Williams approximately 98% of the voting power of WCG. In addition, Williams and WCG entered into an agreement that, among other things, transferred assets and converted the Williams note into paid in capital in exchange for 24,265,892 shares of WCG's Class A common stock (see
Note 19). After this agreement, Williams owns approximately 86% of the total outstanding Class A and Class B common stock of WCG. Williams has announced that its board of directors has authorized its management to take steps that may lead to a tax-free distribution of shares of WCG's common stock held by Williams to its shareholders.

BASIS OF PRESENTATION

     On January 25, 2001, WCG's board of directors authorized a plan for its management to divest the Solutions segment which provides professional communications services and sells and installs communications equipment. Accordingly, the Solutions segment has been accounted for as a disposal of a business segment with the associated operating results, assets and liabilities and cash flows segregated and reported as discontinued operations in the accompanying consolidated financial statements (see Note 2). The notes to the consolidated financial statements reflect the continuing operations of WCG unless otherwise indicated.

     WCG is organized into three operating segments as follows: Network, Broadband Media and Strategic Investments. Network owns or leases and operates a nationwide intercity fiber-optic network, which it is extending locally and globally to provide Internet, data, voice and video services exclusively to communications service providers. Network also includes a publicly traded Australian telecommunications company and various other investments that drive bandwidth usage on the WCG network. Broadband Media includes Vyvx Services which provides live and non-live video transmission services worldwide for news, sports, advertising and entertainment events and investments in domestic broadband media communication companies. Strategic Investments invests in both domestic and foreign companies that it believes will, directly or indirectly, increase revenue opportunities for its other segments. As of December 31, 2000, Strategic Investments' foreign investments are all located in South America. WCG has formed strategic alliances with communications companies to secure long-term, high-capacity commitments for traffic on its network and to enhance its service offerings.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of WCG, its majority-owned subsidiaries and a subsidiary that WCG controls but owns less than 50% of the voting common stock. Companies which WCG does not control and owns 20% to 50% of the voting common stock,

                      WILLIAMS COMMUNICATIONS GROUP, INC.

or otherwise has the ability to exercise significant influence over the operating and financial policies of the company, are accounted for under the equity method of accounting.

     WCG has a 45% interest as of December 31, 2000 (41% and 22% as of December 31, 1999 and 1998, respectively) in PowerTel Limited (PowerTel), which is located in Australia, accounted for under the principles of consolidation. WCG consolidates PowerTel as WCG has control over PowerTel's operations despite its less than 50% ownership because WCG is entitled to appoint a majority of the members of PowerTel's board of directors and thereby exercise control over its operations.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

  Network

     Capacity and management services revenues are recognized monthly as the services are provided. Amounts billed in advance of the service month are recorded as deferred income.

     Grants of indefeasible rights of use, or IRUs, of constructed but unlit fiber, or dark fiber, in exchange for cash, are accounted for as leases. IRUs are evaluated for sales-type lease accounting which results in certain lease transactions being accounted for as sales at the time of acceptance of the fiber by the customer. IRUs that do not meet the criteria for a sales-type lease are accounted for as an operating lease, and the cash received is recognized as revenue over the term of the IRU. In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 43, "Real Estate Sales, an interpretation of Statement of Financial Accounting Standards (SFAS) No. 66," issued in June 1999, dark fiber is considered integral equipment and accordingly title must transfer to a lessee in order for a lease transaction to be accounted for as a sales-type lease. After June 30, 1999, the effective date of FASB Interpretation No. 43, sales-type lease accounting is not appropriate for IRUs since IRUs generally do not transfer title to the fibers under lease to the lessee. Therefore, these transactions are accounted for as operating leases unless title to the fibers under lease transfers to the lessee or the agreement was entered into prior to June 30, 1999. The effects of this interpretation on 2000 and 1999 results were to decrease revenues by $189.9 million and $11.0 million, respectively, and increase net loss by $81.6 million and $4.4 million, respectively.

     Payments received for the installation of conduit under joint build construction contracts are generally recorded as a recovery of the applicable construction costs.

  Broadband Media

     Transmission and media distribution services revenues are recognized monthly as the services are provided. Amounts billed in advance of the service month are recorded as deferred income.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include demand and time deposits, certificates of deposit and other marketable securities with maturities of three months or less when acquired.

     Certain items which meet the definition of cash equivalents, but are part of a larger pool of investments managed by financial institutions, are included in short-term investments.

INVESTMENTS

     Debt and marketable equity securities are classified as available-for-sale. The carrying amount of these investments is reported at fair value with net unrealized appreciation or depreciation reported as a component of other comprehensive income.

     The cost of investments sold is based on the specific identification method with gross realized gains and losses included in income from investments. For investments with declines in fair value below their cost basis, which are determined to be other than temporary, the cost basis of the investment is written down to its fair value with the realized loss included in income from investments.

PROPERTY, PLANT AND EQUIPMENT

     Property and equipment is recorded at cost. Depreciation is computed primarily on the straight-line method over estimated useful lives.

GOODWILL AND OTHER INTANGIBLES

     Goodwill and other intangibles are amortized on a straight-line basis over the estimated period of benefit ranging from five to twenty years. Accumulated amortization as of December 31, 2000 and 1999 was $38.7 million and $33.2 million, respectively.

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

FINANCING COSTS

     Costs incurred to obtain financing through the issuance of WCG's senior redeemable notes and its long-term credit facility are included in other assets and deferred charges and amortized over the life of the debt. Costs incurred to obtain financing through the issuance of WCG's redeemable

                      WILLIAMS COMMUNICATIONS GROUP, INC.

cumulative convertible preferred stock are included as a reduction to the carrying value of the preferred stock and amortized over the life of the preferred stock.

INCOME TAXES

     WCG's operations are included in the Williams' consolidated federal income tax return. A tax sharing agreement exists between WCG and Williams to allocate and settle among themselves the consolidated federal income tax liability (see
Note 5). Deferred income taxes are allocated from Williams using the liability method and are provided on all temporary differences between the financial basis and allocated tax basis of WCG's assets and liabilities. Valuation allowances are established to reduce deferred tax assets to an amount that will more likely than not be realized.

EARNINGS PER SHARE

     Basic earnings per share are based on the sum of the average number of common shares outstanding and deferred shares. Diluted earnings per share include any dilutive effect of stock options and convertible preferred stock. For the periods presented, diluted loss per share is the same as the basic calculation as the inclusion of any stock options and convertible preferred stock would be antidilutive. Stock options and convertible preferred stock of
0.5 million shares and 5.0 million shares, respectively, as of December 31, 2000 and stock options of 8.0 million shares as of December 31, 1999 were excluded from the computation of diluted loss per common share. As of December 31, 1999 and 1998 no convertible preferred stock was excluded from the computation of diluted loss per common share as preferred stock was not issued until 2000. Additionally, as of December 31, 1998, no stock awards were excluded from the computation of diluted loss per common share, as WCG had not granted any WCG common stock awards during those periods.

FOREIGN CURRENCY TRANSLATION

     The functional currency of WCG is the U.S. dollar. The functional currency of WCG's foreign operations is the applicable local currency for each foreign subsidiary and equity method investee, including the Australian dollar, Brazilian real and Chilean peso. Assets and liabilities of foreign subsidiaries and equity investees are translated at the spot rate in effect at the applicable reporting date, and the combined statements of operations and WCG's share of the results of operations of its equity affiliates are translated at the average exchange rates in effect during the applicable period. The resulting cumulative translation adjustment is recorded as a separate component of other comprehensive income.

     Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transactions gains and losses which are reflected in the statement of operations.

RECENT ACCOUNTING STANDARDS

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended establishes accounting and reporting standards for derivative financial instruments. The standard requires that all derivative financial instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives will be recorded each period in earnings if the derivative is not a hedge. If a derivative is a hedge, changes in the fair value of the derivative will either be recognized in earnings offset against the change in fair value of the hedged asset, liability or firm commitment also recognized in earnings or recognized in other comprehensive income until the hedged item is

                      WILLIAMS COMMUNICATIONS GROUP, INC.

recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized immediately in earnings. WCG has completed its implementation efforts as of December 31, 2000 and adopted these standards effective January 1, 2001. The derivatives identified in the implementation process consisted of a cashless collar on a portion of WCG's marketable equity securities portfolio as well as an interest rate swap and foreign currency hedge held by an equity investee. The cashless collar does not qualify as a hedge under SFAS No. 133 as amended. Therefore, changes in the market value of the cashless collar will be realized in the income statement while changes in the market value of the underlying security will be reflected in accumulated other comprehensive income. The initial impact of these standards on WCG's results of operations and financial position was not material.

     The FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This interpretation modifies the current practice of accounting for certain stock award agreements and was generally effective beginning July 1, 2000. The initial impact of this interpretation on WCG's results of operations and financial position was not material.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Among other things, SAB No. 101 clarifies certain conditions regarding the culmination of an earnings process and customer acceptance requirements in order to recognize revenue. The initial impact of this SAB on WCG's results of continued operations and financial position was not material.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current presentation.

2. DISCONTINUED OPERATIONS

     On January 25, 2001, WCG's board of directors authorized a plan for its management to divest the Solutions segment. On January 29, 2001, WCG signed an agreement to sell the domestic and Mexican operations of the Solutions segment to Platinum Equity, LLC. This sale is expected to close at the end of first quarter 2001. WCG plans to divest its remaining Canadian operations later in 2001.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

     Summarized results of discontinued operations are as follows:

                                                  YEAR ENDED DECEMBER 31,
                                            ------------------------------------
                                               2000         1999         1998
                                            ----------   ----------   ----------
                                                       (IN THOUSANDS)
Revenues..................................  $1,370,483   $1,431,655   $1,367,404
Operating losses:
  Loss before income taxes................  $ (117,057)  $  (35,975)  $  (39,460)
  Benefit (provision) from income taxes...     (17,864)       4,586          310
  Cumulative effect of change in
     accounting principle.................     (25,377)          --           --
                                            ----------   ----------   ----------
                                              (160,298)     (31,389)     (39,150)
Estimated loss on disposal:
  Estimated loss on sale, including exit
     costs................................    (361,702)          --           --
  Estimated operating losses from January
     1, 2001 to anticipated disposal
     date.................................     (18,000)          --           --
                                            ----------   ----------   ----------
                                              (379,702)          --           --
                                            ----------   ----------   ----------
Loss from discontinued operations.........  $ (540,000)  $  (31,389)  $  (39,150)
                                            ==========   ==========   ==========

     The results of discontinued operations exclude certain corporate costs that were previously allocated to the Solutions segment of $25.6 million, $15.7 million and $6.9 million for 2000, 1999 and 1998, respectively. These costs have been reallocated to the remaining segments. The results of discontinued operations include charges from Williams of $15.2 million, $13.7 million and $12.4 million for 2000, 1999 and 1998, respectively.

     Prior to January 1, 2000, WCG's revenue recognition policy on Solutions' new systems sales and upgrades had been to recognize revenues under the percentage of completion method. A portion of the revenues on the contracts were initially recognized upon delivery of equipment with the remaining revenues under the contract being recognized over the installation period based on the relationship of incurred labor to total estimated labor. In light of the new guidance issued in SAB No. 101, effective January 1, 2000, WCG changed its method of accounting for new systems sales and upgrades from the percentage of completion method to the completed contract method. The provisions of SAB No. 101 permit WCG to treat this change in accounting principle as a cumulative effect adjustment consistent with rules issued under Accounting Principles Board
(APB) Opinion No. 20. The cumulative effect of the accounting change resulted in a charge to the 2000 loss on discontinued operations of $25.4 million (net of income tax benefits of $14.9 million and minority interest of $17.2 million).

                      WILLIAMS COMMUNICATIONS GROUP, INC.

     Net assets of discontinued operations as of December 31 are as follows:

                                                          2000        1999
                                                        --------   ----------
                                                           (IN THOUSANDS)
Current assets:
  Cash................................................  $ 19,961   $   10,448
  Accounts receivable, net............................   414,250      480,237
  Costs (and estimated earnings in 1999) in excess of
     billings.........................................   101,121      166,738
  Inventories.........................................    78,489       85,855
  Other...............................................    19,937       13,160
                                                        --------   ----------
                                                         633,758      756,438
Property, plant and equipment, net....................   109,170      101,791
Other assets..........................................   239,737      259,299
                                                        --------   ----------
                                                         982,665    1,117,528
Current liabilities:
  Accounts payable....................................    92,369       77,479
  Deferred income.....................................    35,702       39,887
  Accrued liabilities.................................   127,539      110,876
  Billings in excess of costs (and estimated earnings
     in 1999).........................................    51,403       50,712
  Accrual for loss on disposal of discontinued
     operations.......................................   379,702           --
  Current portion of long-term debt...................     2,985        2,165
                                                        --------   ----------
                                                         689,700      281,119
Other liabilities.....................................     4,581       39,045
                                                        --------   ----------
                                                         694,281      320,164
                                                        --------   ----------
Net assets............................................  $288,384   $  797,364
                                                        ========   ==========

3. SEGMENT DISCLOSURES

     WCG evaluates performance based upon segment profit or loss from operations which includes revenues from external and internal customers, equity earnings or losses, operating costs and expenses, depreciation and amortization, and income or loss from investments and excludes allocated charges from Williams. Intercompany sales are generally accounted for as if the sales were to unaffiliated third parties, that is, at current market prices.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

     The following tables present certain financial information concerning WCG's reportable segments. 1999 and 1998 segment loss has been restated to include certain corporate costs which were previously allocated to the Solutions segment (see Note 2).

                                                                            BROADBAND      STRATEGIC
                                                               NETWORK        MEDIA       INVESTMENTS   ELIMINATIONS     TOTAL
                                                              ----------   ------------   -----------   ------------   ----------
                                                                                        (IN THOUSANDS)
DECEMBER 31, 2000
Revenues:
  External customers:
     Dark fiber.............................................  $   62,397     $     --      $     --       $     --     $   62,397
     Capacity and other.....................................     608,348      168,332            --             --        776,680
                                                              ----------     --------      --------       --------     ----------
  Total external customers..................................     670,745      168,332            --             --        839,077
  Intercompany..............................................      34,275          429            --        (34,704)            --
                                                              ----------     --------      --------       --------     ----------
Total segment revenues......................................  $  705,020     $168,761      $     --       $(34,704)    $  839,077
                                                              ==========     ========      ========       ========     ==========
Costs of sales:
  Dark fiber................................................  $   42,207     $     --      $     --       $     --     $   42,207
  Capacity and other........................................     683,489       97,576            --             --        781,065
  Intercompany..............................................         429       34,275            --        (34,704)            --
                                                              ----------     --------      --------       --------     ----------
Total cost of sales.........................................  $  726,125     $131,851      $     --       $(34,704)    $  823,272
                                                              ==========     ========      ========       ========     ==========
Segment loss:
  Loss from operations......................................  $ (404,900)    $(36,551)     $ (7,220)      $     --     $ (448,671)
  Equity earnings (losses)..................................       4,421      (10,697)      (14,021)            --        (20,297)
  Income from investments...................................     281,403           --        12,733             --        294,136
  Add back -- allocated charges from Williams...............       7,011        1,634           580             --          9,225
                                                              ----------     --------      --------       --------     ----------
Total segment loss..........................................  $ (112,065)    $(45,614)     $ (7,928)      $     --     $ (165,607)
                                                              ==========     ========      ========       ========     ==========
Equity method investments...................................  $   15,335     $     --      $ 77,454       $     --     $   92,789
Additions to long-lived assets..............................  $3,358,980     $ 37,113      $  2,506       $     --     $3,398,599
Depreciation and amortization...............................  $  154,288     $ 30,269      $    467       $     --     $  185,024

                      WILLIAMS COMMUNICATIONS GROUP, INC.

                                                                           BROADBAND    STRATEGIC
                                                               NETWORK       MEDIA     INVESTMENTS   ELIMINATIONS     TOTAL
                                                              ----------   ---------   -----------   ------------   ----------
                                                                                       (IN THOUSANDS)
DECEMBER 31, 1999
Revenues:
  External customers:
     Dark fiber.............................................  $  109,258   $     --     $     --       $     --     $  109,258
     Capacity and other.....................................     295,799    161,324       35,075             --        492,198
                                                              ----------   --------     --------       --------     ----------
  Total external customers..................................     405,057    161,324       35,075             --        601,456
  Intercompany..............................................      33,452      1,525          360        (35,337)            --
                                                              ----------   --------     --------       --------     ----------
Total segment revenues......................................  $  438,509   $162,849     $ 35,435       $(35,337)    $  601,456
                                                              ==========   ========     ========       ========     ==========
Costs of sales:
  Dark fiber................................................  $   67,306   $     --     $     --       $     --     $   67,306
  Capacity and other........................................     347,437     91,083       20,214             --        458,734
  Intercompany..............................................         448     31,832        3,057        (35,337)            --
                                                              ----------   --------     --------       --------     ----------
Total cost of sales.........................................  $  415,191   $122,915     $ 23,271       $(35,337)    $  526,040
                                                              ==========   ========     ========       ========     ==========
Segment loss:
  Loss from operations......................................  $ (167,898)  $(30,594)    $(48,003)      $     --     $ (246,495)
  Equity earnings (losses)..................................       1,020         --      (37,460)            --        (36,440)
  Income from investments...................................          --         --        9,397             --          9,397
  Add back -- allocated charges from Williams...............       3,827        973          189             --          4,989
                                                              ----------   --------     --------       --------     ----------
Total segment loss..........................................  $ (163,051)  $(29,621)    $(75,877)      $     --     $ (268,549)
                                                              ==========   ========     ========       ========     ==========
Equity method investments...................................  $   14,416   $     --     $ 42,572       $     --     $   56,988
Additions to long-lived assets..............................  $1,640,520   $ 39,776     $  3,069       $     --     $1,683,365
Depreciation and amortization...............................  $   51,454   $ 29,866     $  5,398       $     --     $   86,718

                      WILLIAMS COMMUNICATIONS GROUP, INC.

                                                                         BROADBAND    STRATEGIC
                                                              NETWORK      MEDIA     INVESTMENTS   ELIMINATIONS     TOTAL
                                                              --------   ---------   -----------   ------------   ---------
                                                                                     (IN THOUSANDS)
DECEMBER 31, 1998
Revenues:
  External customers:
     Dark fiber.............................................  $ 64,100   $     --     $     --       $     --     $  64,100
     Capacity and other.....................................   101,329    157,861       52,049             --       311,239
                                                              --------   --------     --------       --------     ---------
  Total external customers..................................   165,429    157,861       52,049             --       375,339
  Intercompany..............................................    40,755      3,331          450        (44,536)           --
                                                              --------   --------     --------       --------     ---------
Total segment revenues......................................  $206,184   $161,192     $ 52,499       $(44,536)    $ 375,339
                                                              ========   ========     ========       ========     =========
Costs of sales:
  Dark fiber................................................  $ 38,500   $     --     $     --       $     --     $  38,500
  Capacity and other........................................   128,551     98,082       29,249             --       255,882
  Intercompany..............................................       252     37,737        6,547        (44,536)           --
                                                              --------   --------     --------       --------     ---------
Total cost of sales.........................................  $167,303   $135,819     $ 35,796       $(44,536)    $ 294,382
                                                              ========   ========     ========       ========     =========
Segment loss:
  Loss from operations......................................  $(34,057)  $(47,586)    $(59,521)      $     --     $(141,164)
  Equity losses.............................................        --         --       (7,908)            --        (7,908)
  Add back -- allocated charges from Williams...............     1,409      1,048          762             --         3,219
                                                              --------   --------     --------       --------     ---------
Total segment loss..........................................  $(32,648)  $(46,538)    $(66,667)      $     --     $(145,853)
                                                              ========   ========     ========       ========     =========
Equity method investments...................................  $    129   $     --     $ 48,304       $     --     $  48,433
Additions to long-lived assets..............................  $430,748   $ 35,767     $ 15,600       $     --     $ 482,115
Depreciation and amortization...............................  $ 14,159   $ 25,574     $ 10,831       $     --     $  50,564

                      WILLIAMS COMMUNICATIONS GROUP, INC.

                                                      TOTAL ASSETS
                                          ------------------------------------
                                                      DECEMBER 31,
                                          ------------------------------------
                                             2000         1999         1998
                                          ----------   ----------   ----------
                                                     (IN THOUSANDS)
Network.................................  $6,025,728   $2,651,192   $  909,139
Broadband Media.........................     210,840      228,778      178,473
Strategic Investments...................     506,813      403,470      263,103
Corporate...............................     377,520    1,976,899       17,392
Discontinued Operations.................     288,384      797,364      654,029
                                          ----------   ----------   ----------
  Total assets..........................  $7,409,285   $6,057,703   $2,022,136
                                          ==========   ==========   ==========

     Corporate consists primarily of cash and cash equivalents, short-term investments and unamortized debt expense.

     The following geographic area data includes revenues from external customers based on product shipment origin for the years ended December 31 and long-lived assets based upon physical location as of December 31.

                                             2000         1999          1998
                                          ----------   ----------     --------
                                                     (IN THOUSANDS)
Revenues from external customers:
  United States.........................  $  815,122   $  561,844     $347,307
  Other.................................      23,955       39,612       28,032
                                          ----------   ----------     --------
Total...................................  $  839,077   $  601,456     $375,339
                                          ==========   ==========     ========
Long-lived assets:
  United States.........................  $5,166,086   $2,202,913     $827,607
  Other.................................     313,242      120,034       46,966
                                          ----------   ----------     --------
Total...................................  $5,479,328   $2,322,947     $874,573
                                          ==========   ==========     ========

     Long-lived assets are comprised of property, plant and equipment, goodwill and other intangible assets and certain other noncurrent assets.

     In 2000, three of Network's customers exceeded 10% of WCG's revenues with sales from each customer of approximately $170 million, $133 million and $101 million, respectively. In 1999, two of Network's customers exceeded 10% of WCG's revenues with sales from each customer of approximately $102 million and $65 million, respectively. In 1998, one of Network's customers exceeded 10% of WCG's revenues with sales of approximately $42 million.

4. ASSET SALES AND WRITE-OFFS

     In second quarter 1999, management determined that the businesses that provide audio and video conferencing services and closed-circuit video broadcasting services for businesses were held for sale. On June 30, 1999, WCG signed an agreement, which closed effective July 31, 1999, with Genesys, S.A. to sell its business which provides audio and video conferencing services. In addition, on July 31, 1999, WCG signed and closed an agreement with Cyberstar L.P. to sell its business which provides closed-circuit video broadcasting services for businesses. The proceeds from these transactions totaled approximately $50 million. Included in 1999 other operating expenses and Strategic Investments' segment loss is a pre-tax loss of $28.4 million, including an additional

                      WILLIAMS COMMUNICATIONS GROUP, INC.

$1.7 million in fourth quarter 1999, consisting of a $24.5 million impairment of the assets to fair value based on the net sales proceeds and exit costs of $3.9 million consisting of contractual obligations related to the sales of these businesses. These transactions resulted in an income tax provision of approximately $7.9 million, which reflects the impact of goodwill not deductible for tax purposes. Loss from operations related to these assets for 1999 and 1998 were $10.2 million and $22.6 million, respectively.

     Included in 1998 other operating expenses and Strategic Investments' segment loss is a $23.2 million loss related to abandoning an investment in a venture involved in the technology and transmission of business information for news and educational purposes. The loss occurred as a result of WCG's re-evaluation and decision to exit the venture as WCG decided against making further investments in the venture. WCG abandoned its entire ownership interest in the venture in 1998. The loss primarily consists of $17 million to write off the entire carrying amount of the investment and $5 million from recognition of contractual obligations that will continue after the abandonment. WCG's share of losses from the venture accounted for under the equity method was $3.7 million in 1998.

5. BENEFIT FROM INCOME TAXES ALLOCATED FROM WILLIAMS

     WCG's operations are included in Williams' consolidated federal income tax return. WCG has a tax sharing agreement with Williams under which the amount of federal income taxes allocated to WCG is generally determined as though WCG were filing a separate federal consolidated income tax return. Under the terms of the tax sharing agreement, any loss or other similar tax attribute realized for periods prior to WCG's October 1999 initial public offering will be allocated solely to Williams. WCG will be responsible for any taxes resulting to Williams if the loss or similar tax attribute is reduced by audit or otherwise. For any loss or other similar tax attribute realized after WCG's October 1999 initial public offering, WCG will receive the benefit of the loss or other similar tax attribute from Williams only if WCG is able to carry forward the loss or other similar tax attribute against its hypothetical separate return tax calculation for a period in which WCG remains a member of Williams' consolidated federal income tax group. If WCG ceases to be a member of Williams' consolidated federal income tax return, WCG will retain only its allocable share under applicable law of any consolidated loss or other similar tax attribute realized after the initial public offering to the extent that it has not been treated as utilizing such loss or attribute on a hypothetical separate tax return basis under the tax sharing agreement. Similar concepts apply to allocate the state unitary, combined or consolidated, income tax liability.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

     The benefit (provision) from income taxes allocated from Williams includes:

                                                 YEAR ENDED DECEMBER 31,
                                             --------------------------------
                                               2000        1999         1998
                                             --------     -------      ------
                                                      (IN THOUSANDS)
Current:
  Federal.................................   $ (1,849)    $    --      $   --
  State...................................       (178)       (108)        654
  Foreign.................................         --          --          --
                                             --------     -------      ------
                                               (2,027)       (108)        654
Deferred:
  Federal.................................     37,323      (2,293)      2,004
  State...................................     10,909      (2,584)      2,129
  Foreign.................................    (12,098)      8,170          --
                                             --------     -------      ------
                                               36,134       3,293       4,133
                                             --------     -------      ------
Total benefit from income taxes allocated
  from Williams...........................   $ 34,107     $ 3,185      $4,787
                                             ========     =======      ======

     The U.S. and foreign components of loss before income taxes are as follows:

                                                 YEAR ENDED DECEMBER 31,
                                            ---------------------------------
                                              2000        1999        1998
                                            ---------   ---------   ---------
                                                     (IN THOUSANDS)
United States.............................  $(294,381)  $(288,453)  $(143,394)
Foreign...................................    (17,414)    (43,044)     (7,972)
                                            ---------   ---------   ---------
Total loss before taxes...................  $(311,795)  $(331,497)  $(151,366)
                                            =========   =========   =========

     WCG's undistributed earnings from non U.S. subsidiaries in 2000, 1999 and 1998 have been accounted for as if fully repatriated.

     Reconciliations from the benefit from income taxes at the federal statutory rate to the benefit from income taxes allocated from Williams are as follows:

                                                 YEAR ENDED DECEMBER 31,
                                            ---------------------------------
                                              2000         1999        1998
                                            ---------    --------     -------
                                                     (IN THOUSANDS)
Benefit at statutory rate.................  $ 109,128    $116,024     $52,978
Reductions (increases) in taxes resulting
  from:
  State income taxes......................      6,191      (1,750)      1,809
  Foreign operations......................      1,080     (10,867)     (4,323)
  Goodwill amortization...................       (986)     (4,248)     (2,355)
  Non-deductible costs related to asset
     sales................................         --     (16,765)         --
  Change in federal valuation allowance...   (127,239)     (5,283)      7,639
  Tax benefits (provisions) allocated to
     Williams.............................     54,148     (74,877)    (51,527)
  Other -- net............................     (8,215)        951         566
                                            ---------    --------     -------
Benefit from income taxes allocated from
  Williams................................  $  34,107    $  3,185     $ 4,787
                                            =========    ========     =======

                      WILLIAMS COMMUNICATIONS GROUP, INC.

     Significant components of deferred tax assets and liabilities as of December 31 are as follows:

                                                                2000        1999
                                                              ---------   --------
                                                                 (IN THOUSANDS)
Deferred tax assets:
  Deferred revenues.........................................  $ 195,973   $ 30,856
  Investments...............................................     23,511     15,071
  Net operating loss carryforward allocated from Williams...     93,773     25,253
  Other.....................................................     79,726     36,796
                                                              ---------   --------
                                                                392,983    107,976
Valuation allowance.........................................   (141,994)    (2,751)
                                                              ---------   --------
Total deferred tax assets...................................    250,989    105,225
Deferred tax liabilities:
  Property, plant and equipment.............................    150,576     80,488
  Securities available for sale.............................     58,167     89,589
  Other.....................................................     42,246     19,253
                                                              ---------   --------
Total deferred tax liabilities..............................    250,989    189,330
                                                              ---------   --------
Net deferred tax liability..................................  $      --   $ 84,105
                                                              =========   ========

     As of December 31, 2000, WCG had $28.0 million and $154.9 million of federal net operating losses which will expire in 2020 and 2021, respectively, $58.0 million of foreign net operating losses that carry forward indefinitely and various state net operating losses. Valuation allowances have been established that reduce the deferred tax assets to amounts that will more likely than not be utilized. Uncertainties that may affect the utilization of the loss carryforwards include future operating results, tax law changes and expiration of carryforward periods. The valuation allowance increased in 2000 and 1999 primarily due to the net operating loss and increase in deferred revenues.

     If WCG had filed a separate federal income tax return for all periods presented, the benefit for income taxes for 2000, 1999 and 1998 would reflect additional benefit from the carryback or carryforward of federal net operating losses that would have been recognized by WCG on a separate return basis. The deferred federal income tax benefit for 2000 would have remained the same and for 1999 and 1998 would have increased by $66.4 million and $5.6 million, respectively, to reflect the benefit of a deferred tax asset for the federal net operating loss carryforward generated in both years.

     Cash refunds for income taxes were $0.5 million in 2000. Cash payments for income taxes (net of refunds) were $0.8 million in both 1999 and 1998.

6. EMPLOYEE BENEFIT PLANS

     Substantially all of WCG's employees are covered by noncontributory defined benefit pension plans. Effective August 1, 1997, separate plans were established for the Williams Communications Solutions, LLC (Solutions LLC) union employees and Solutions LLC salaried employees. WCG is retaining the salaried employees plans after the sale of Solutions to Platinum Equity, LLC. However, no future service benefits will be accrued in these plans. As of December 31, 2000, substantially all of the remaining WCG employees are covered by Williams' noncontributory defined benefit pension plans in which WCG is included. WCG is also included in Williams' health care plan that provides postretirement medical benefits to certain retired employees. Effective

                      WILLIAMS COMMUNICATIONS GROUP, INC.

January 1, 2001, separate noncontributory defined benefit pension plans were established for WCG employees currently covered under Williams' plans.

     Contributions for pension and postretirement medical benefits related to WCG's participation in the Williams plans were $2.1 million, $2.8 million and $1.7 million in 2000, 1999 and 1998, respectively. The change in contributions from year to year is due to a change in the rate of pension contributions during the periods.

     The following table presents the changes in benefit obligations and plan assets for pension benefits for the Solutions LLC retained salaried employees plans for the years indicated. It also presents a reconciliation of the funded status of these benefits to the amount recognized in the accompanying consolidated balance sheet as of December 31 of each year indicated.

                                                           2000       1999
                                                         --------   --------
                                                           (IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year..............  $ 38,512   $ 45,837
  Service cost.........................................     3,877      4,875
  Interest cost........................................     3,526      2,954
  Actuarial (gain) loss................................    10,437    (14,271)
  Benefits paid........................................      (821)      (883)
                                                         --------   --------
Benefit obligation at end of year......................    55,531     38,512
                                                         --------   --------
Change in plan assets:
  Fair value of plan assets at beginning of year.......    47,856     40,767
  Actual return on plan assets.........................    (1,996)     7,972
  Benefits paid........................................      (821)      (883)
                                                         --------   --------
Fair value of plan assets at end of year...............    45,039     47,856
                                                         --------   --------
Funded status..........................................   (10,492)     9,344
Unrecognized net actuarial (gain) loss.................     3,156    (13,994)
Unrecognized prior service credit......................      (671)      (951)
                                                         --------   --------
Net accrued benefit cost...............................  $ (8,007)  $ (5,601)
                                                         ========   ========
Included in the accompanying consolidated balance sheet
  as follows:
  Prepaid benefit cost.................................  $     --   $     --
  Accrued benefit cost.................................    (8,007)    (5,601)
                                                         --------   --------
Net accrued benefit cost...............................  $ (8,007)  $ (5,601)
                                                         ========   ========

                      WILLIAMS COMMUNICATIONS GROUP, INC.

     Net pension expense for the Solutions LLC plans consisted of the following:

                                                 2000       1999       1998
                                               --------   --------   --------
                                                       (IN THOUSANDS)
Components of net periodic pension expense:
  Service cost...............................  $  3,877   $  4,875   $  4,233
  Interest cost..............................     3,526      2,954      2,612
  Expected return on plan assets.............    (4,531)    (4,006)    (3,652)
  Amortization of prior service credit.......      (280)      (280)      (280)
  Recognized net actuarial gain..............      (186)      (154)       (83)
                                               --------   --------   --------
Net periodic pension expense.................  $  2,406   $  3,389   $  2,830
                                               ========   ========   ========

     The following are the weighted-average assumptions utilized as of December 31 of the year indicated:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2000    1999
                                                              -----   -----
Discount rate...............................................   7.5%    8.0%
Expected return on plan assets..............................  10.0    10.0
Rate of compensation increase...............................   5.0     5.0

     Williams maintains various defined contribution plans in which WCG is included. WCG's costs related to these plans were $8.1 million, $5.1 million and $4.2 million in 2000, 1999 and 1998, respectively. These costs increased from 1999 to 2000 primarily due to the growth in the eligible employee base.

     Included in selling, general and administrative expenses for 1998 is an accrual of $11.5 million related to the modification of WCG's employee benefit program associated with vesting of paid time off. In December 1998, WCG increased the number of days in the new paid time off policy and changed the benefits with regard to sick pay.

7. INVESTMENTS

     Investments as of December 31 consist of the following (in thousands):

                                                                2000        1999
                                                              --------   ----------
SHORT-TERM INVESTMENTS:
Commercial paper............................................  $ 82,153   $  516,877
Debt securities mutual fund.................................       765      354,891
Auction securities consisting primarily of asset-backed and
  corporate debt securities.................................        --      334,290
Other debt securities and time deposits.....................       514      213,704
                                                              --------   ----------
                                                                83,432    1,419,762
Marketable equity securities................................   311,752           --
                                                              --------   ----------
  Short-term investments....................................  $395,184   $1,419,762
                                                              ========   ==========

                      WILLIAMS COMMUNICATIONS GROUP, INC.

                                                                2000        1999
                                                              --------   ----------
LONG-TERM INVESTMENTS:
Equity method:
  ATL -- common stock.......................................  $ 23,683   $   42,572
  Others....................................................    69,106       14,416
                                                              --------   ----------
                                                                92,789       56,988
Cost method:
  ATL -- preferred stock....................................   292,048      317,048
  Others....................................................   101,271      114,654
                                                              --------   ----------
                                                               393,319      431,702
Advances to investees:
  ATL.......................................................   132,606          850
  Other.....................................................     1,138        8,397
                                                              --------   ----------
                                                               133,744        9,247
Marketable equity securities................................        --      288,109
                                                              --------   ----------
     Long-term investments..................................  $619,852   $  786,046
                                                              ========   ==========

  Short-term investments excluding marketable equity securities

     Short-term investments excluding marketable equity securities consist primarily of debt securities that mature within one year, with the exception of the mutual fund which does not have a maturity. The carrying amounts of these investments are reported at fair value, which approximate cost.

     Interest and other investing income consists primarily of interest income related to debt securities.

  Marketable equity securities

     Marketable equity securities are classified as current or noncurrent assets based on management's plans for holding or disposing of these investments. The carrying amounts of the marketable equity securities are reported at fair value. The aggregate cost of these investments was $170.6 million and $57.7 million as of December 31, 2000 and 1999, respectively. Gross unrealized gains and losses were $179.4 million and $38.2 million as of December 31, 2000, respectively. Gross unrealized gains were $230.4 million as of December 31, 1999, as the carrying amount exceeded cost for each marketable equity security investment. None of the gross unrealized losses as of December 31, 2000 were considered by management to be other than temporary.

     WCG has entered into cashless collar derivative instruments in 2000 which will expire by first quarter 2002. As of December 31, 2000, these derivative instruments were accounted for as hedges of WCG's exposure to changes in the price of its investments in certain marketable equity securities. Changes in the fair value of the hedged marketable equity securities and the impact of the associated derivative instruments are reflected in accumulated other comprehensive income. The derivative instruments impact realized gains or losses from the sale of the hedged marketable equity security. Effective January 1, 2001, the cashless collar does not qualify as a hedge under SFAS No. 133 as amended. WCG received cash proceeds of $85.1 million from the early termination of derivative instruments treated as hedges of certain marketable equity securities in 2000. The cash proceeds were recorded as a reduction in the basis of the underlying marketable equity security.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

     WCG sold portions of its investments in certain marketable equity securities for gross realized gains and losses of $108.3 million and $14.6 million, respectively, in 2000. WCG also recognized a gain of $214.7 million in 2000 from the conversion of WCG's shares of common stock of Concentric Network Corporation into shares of common stock of XO Communications, Inc. pursuant to a merger of those companies completed in June 2000.

     In first quarter 2001, WCG liquidated a portion of its marketable equity securities portfolio, yielding proceeds of $25.4 million and a gain of $24.4 million. As of February 28, 2001, the value of WCG's marketable equity securities portfolio has depreciated approximately $90 million since December 31, 2000.

  Equity and cost method investments and advances to investees

     Cash dividends of $8.0 million were received from investments in companies carried on the equity basis in 2000. No dividends were received from these investments in 1999 or 1998.

     WCG recognized a loss of $34.5 million in 2000 related to a write-down of certain cost-based and equity-method investments resulting from management's estimate that the decline in the value of these investments was other than temporary.

     Other cost investments in the table above include eighteen investments and thirteen investments as of December 31, 2000 and 1999, respectively, consisting primarily of common stock investments in various privately-held companies in the telecommunications industry.

     Williams granted WCG an option to acquire Williams' entire equity and debt interest in Algar Telecom S/A, a Brazilian telecommunications company, at Williams' net book value. The option was exercisable at any time from January 1, 2000 to January 1, 2001. The option expired on January 1, 2001.

     Prior to March 1999, WCG owned 30% of the preferred shares in ATL and through participation in a limited liability company owned 30% of the common stock. In March 1999, WCG purchased from Algar Telecom for $265 million an additional 43% of the preferred shares and 19% of the common stock of ATL. The purchase price of ATL common stock exceeded the related share of the net assets by $35 million which is being amortized over 15 years.

     In a series of transactions in first quarter 2000, WCG sold to an entity jointly owned by SBC Communications, Inc. (SBC) and Telefonos de Mexico S.A. de C.V., 7% and 30% of ATL's total preferred shares and common stock, respectively. The sale of the investment in ATL, which had a carrying value of $30 million, yielded proceeds of approximately $168 million. WCG recognized a gain on the sale of $16.5 million and deferred a gain of approximately $121 million associated with $150 million of the proceeds which were subsequently advanced to ATL. As of December 31, 2000, WCG owns 66% of the preferred shares and 19% of the common stock of ATL.

     As of December 31, 2000, WCG's ownership of 66% and 19% of the preferred shares and common stock of ATL, respectively, are pledged as collateral for a U.S. dollar denominated $521 million loan from Ericsson Project Finance AB to ATL.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

8. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment as of December 31 is summarized as follows:

                                         DEPRECIABLE LIVES      2000         1999
                                         -----------------   ----------   ----------
                                            (IN YEARS)           (IN THOUSANDS)
Fiber..................................       25-30          $  851,184   $  167,283
Optronics..............................       7-10              910,647      328,696
Right-of-way...........................       20-40             680,446       53,717
Computer equipment.....................         3                89,640       58,295
General office furniture and
  fixtures.............................        3-5               36,962       24,665
Buildings and leasehold improvements...   30 or life of         286,119       96,781
                                              lease
Construction in progress...............  Not applicable       2,313,128    1,419,283
Other..................................      Various            301,794       73,852
                                                             ----------   ----------
                                                              5,469,920    2,222,572
  Less accumulated depreciation and
     amortization......................                        (330,936)    (174,900)
                                                             ----------   ----------
                                                             $5,138,984   $2,047,672
                                                             ==========   ==========

     In connection with its fiber build projects, WCG periodically enters into various agreements to obtain the use of property rights from Williams' pipeline companies in exchange for telecommunications services. Under these agreements, WCG commits to provide various levels and types of services as consideration for the rights of way obtained. As of December 31, 2000 and 1999, such commitments were not material.

     Depreciation expense was $176.1 million, $73.6 million and $39.1 million, respectively in 2000, 1999 and 1998.

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     WCG's cash accounts reflect credit balances to the extent checks written have not been presented for payment. The amounts of these credit balances included in accounts payable are $138.9 million and $91.3 million as of December 31, 2000 and 1999, respectively.

     Accrued liabilities as of December 31 consist of the following:

                                                           2000       1999
                                                         --------   --------
                                                           (IN THOUSANDS)
Construction costs.....................................  $199,540   $262,860
Interest...............................................   104,084     51,147
Other..................................................    98,234     67,054
                                                         --------   --------
                                                         $401,858   $381,061
                                                         ========   ========

                      WILLIAMS COMMUNICATIONS GROUP, INC.

10. LONG-TERM DEBT

WILLIAMS

     Long-term debt due to Williams as of December 31 consists of the following:

                                                           2000       1999
                                                         --------   --------
                                                           (IN THOUSANDS)
Williams note..........................................  $975,610   $988,110
Less current maturities................................        --    (12,500)
                                                         --------   --------
Long-term debt.........................................  $975,610   $975,610
                                                         ========   ========

  Williams note

     Prior to WCG's initial public offering, WCG historically received capital contributions and interest-bearing advances from Williams in order to fund operations. In September 1999, previous non-capital borrowings from Williams were converted into a seven-year note payable bearing interest at an annual rate based upon WCG's credit rating. The interest rate is based on LIBOR plus 2.25%. As of December 31, 2000, WCG had locked in varying rates for three months, with a weighted average interest rate of 8.875%.

     The Williams note ranks senior to WCG's senior redeemable notes. It ranks equal to WCG's long-term credit facility except to the extent its credit facility is secured and as set forth in an inter-creditor agreement entered into between Williams and the credit facility lenders. Under the intercreditor agreement, Williams has agreed that the Williams note will be subordinated to rights of the lenders in any bankruptcy, insolvency, liquidation or dissolution of the borrower and in the event of default under our credit facility, with some expectations.

     In first quarter 2001, Williams and WCG entered into an agreement that, among other things, resulted in the conversion of the Williams note into paid in capital and the issuance of WCG's common stock to Williams (see Note 19).

THIRD PARTIES

     Long-term debt (excluding amounts due to Williams) as of December 31 consists of the following:

                                                          2000         1999
                                                       ----------   ----------
                                                           (IN THOUSANDS)
Senior redeemable notes, 10.70% -- 11.875%, due
  2007 -- 2010.......................................  $2,986,598   $1,988,883
Credit facility......................................     525,000           --
Other................................................      39,498          892
                                                       ----------   ----------
Long-term debt.......................................  $3,551,096   $1,989,775
                                                       ==========   ==========

  Senior redeemable notes

     In August 2000, WCG issued approximately $1.0 billion of senior redeemable notes, which consisted of $575.0 million of 11.70% and $425.0 million of 11.875% fixed-rate senior redeemable notes due August 1, 2008 and August 1, 2010, respectively. Proceeds from the debt issued were approximately $997.0 million before underwriter commissions of $23.4 million. Interest on the notes

                      WILLIAMS COMMUNICATIONS GROUP, INC.

is payable in arrears on February 1 and August 1 each year beginning February 1, 2001. WCG may repay the notes at varying redemption premiums or make-whole prices, as defined.

     In September 1999, WCG issued $2.0 billion in senior redeemable notes, which consisted of $1.5 billion of 10.875% and $500 million of 10.70% fixed-rate senior redeemable notes due October 1, 2009 and October 1, 2007, respectively. Proceeds from the debt issued were $1,988.7 million before underwriter commissions of $50.0 million. Interest on the notes is payable in cash semiannually in arrears on October 1 and April 1, which commenced on April 1, 2000. WCG may repay the notes at varying redemption premiums or make-whole prices, as defined.

     These notes are senior unsecured obligations of WCG, ranking equally with all of WCG's existing and future senior unsecured debt. The notes will be senior to all of WCG's subordinated debt and junior to any existing or future secured debt.

  Long-term credit facility

     In September 1999, WCI entered into a $1.05 billion credit facility with various banks. The credit facility consists of a $525 million seven-year senior multi-draw amortizing term loan facility and a $525 million six-year senior reducing revolving credit facility. WCG (through WCI) may borrow under the term loan facility during a one-year period beginning on the commencement date of the credit facility and may borrow under the revolving credit facility throughout its six-year term. WCG borrowed the $525 million term loan under the credit facility in September 2000. Outstanding borrowings under the credit facility bear interest based on WCG's credit ratings. The interest rate under this facility is based on a variable rate of LIBOR plus 2.25%. As of December 31, 2000, WCG had a locked in six month rate of 9.02%. In first quarter 2000, Williams was removed as a guarantor under this credit facility.

     Term loans must be repaid in installments beginning in the fourth year of the term loan facility: 15% of the term loans must be repaid during the fourth year, 25% during the fifth year, 30% during the sixth year and 30% during the seventh year. The commitments under the revolving credit facility will be permanently reduced by 20% in the fourth year, by 30% in the fifth year, and by 50% in the sixth year. WCG must repay amounts borrowed under the revolving credit facility to the extent these amounts are in excess of the remaining commitments. In addition, WCG is required to ratably prepay the term loans or reduce its revolving loan commitments in certain circumstances, as defined, based on excess cash flows or proceeds received from asset sales that are not otherwise reinvested back into WCG's core business operations.

     The credit facility ranks senior to WCG's senior redeemable notes and equal to the Williams note.

     At any time within two years of the effective date of the long-term credit facility, WCG may request one or more additional credit facilities from the long-term credit facility lenders. These facilities could be in the aggregate amount of not less than $100 million or more than $500 million. The terms and conditions of any additional facilities have not been agreed to and would have to be negotiated.

  Other

     In third quarter 2000, PowerTel entered into a 70 million Australian dollar bridge financing facility agreement ($39.2 million as of December 31, 2000). The facility agreement, which bears

                      WILLIAMS COMMUNICATIONS GROUP, INC.

interest at a fixed-rate of 9.70% and is due in March 31, 2001, has been fully utilized as of December 31, 2000.

     For financial statement reporting purposes as of December 31, 2000, the PowerTel bridge financing facility which otherwise would have been classified as current debt obligations has been reclassified to long-term debt based on proceeds received from the equity offering in first quarter 2001 (see Note 19). In addition, WCG has reclassified its current portion of the Williams note as long-term based on the conversion of the Williams note into paid in capital in first quarter 2001 (see Note 19).

     Aggregate minimum maturities, considering the reclassification of current obligations as previously described, for each of the next five years are as follows (in thousands):

2001............................................  $       --
2002............................................      19,863
2003............................................      92,005
2004............................................     137,812
2005............................................     157,500
Thereafter......................................   3,118,125
                                                  ----------
                                                  $3,525,305
                                                  ==========

     Cash payments for interest, net of amounts capitalized, were $152.1 million, $46.8 million and $2.4 million in 2000, 1999 and 1998, respectively, including commitment fees relating to the credit facility of $9.0 million and $3.6 million in 2000 and 1999, respectively. No commitment fees were paid in 1998.

     WCG's debt agreements contain restrictive covenants and require it to meet certain financial ratios and tests. These agreements restrict WCG's ability to borrow additional money, pay dividends or other distributions to stockholders, make investments, create liens on assets and sell assets. Debt restrictions limit the ability of WCI, the wholly owned operating subsidiary of WCG, to transfer funds to its parent, WCG. As of December 31, 2000, WCI had restricted net assets of $1.2 billion. However, these debt restrictions allow WCI to transfer funds to its parent, WCG, for regularly scheduled interest payments with respect to the senior redeemable notes, as well as certain other payments as outlined in the long-term credit facility agreement. The long-term credit facility expires in September 2006. Restricted net assets of equity method investees was $34.2 million as of December 31, 2000.

11. REDEEMABLE CUMULATIVE CONVERTIBLE PREFERRED STOCK

     In September 2000, WCG issued 5,000,000 shares of 6.75% redeemable cumulative convertible preferred stock at a liquidation preference of $50.00 per share for proceeds of approximately $240.5 million, net of issuance costs of $9.5 million. Each share of preferred stock is convertible into 1.7610 shares of WCG's Class A common stock, based on a conversion price of $28.39.

     WCG may redeem all or any part of the shares of preferred stock at any time on or after October 15, 2005 at a redemption price of 103.38% and, under specified circumstances, before that date. The preferred stock will be subject to mandatory redemption on October 15, 2012 at 100% of the liquidation preference, plus accumulated and unpaid dividends to the date of redemption.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

     The preferred stock ranks senior to WCG's Class A and B common stock with respect to dividend rights and rights upon liquidation, winding up and dissolution. The preferred stock is junior in right of payment of all debt obligations of WCG.

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

     The holders of the preferred stock are entitled to vote with the holders of WCG's Class A common stock on all matters submitted for a vote of holders of Class A common stock. Each holder of the preferred stock will be entitled to a number of votes equal to the number of shares of Class A common stock into which the shares of preferred stock are convertible on the record date of the vote.

12. STOCKHOLDERS' EQUITY

     In connection with the initial public equity offering in September 1999, WCG converted its existing 1,000 shares of common stock outstanding to 395,434,965 shares of newly created Class B common stock all of which are owned by Williams. In the equity offering, WCG sold 34,040,000 Class A common shares. Concurrent with the equity offering, WCG privately sold 34,064,451 shares of Class A common stock to investors as follows: SBC of $438.5 million for a 4.36% ownership in WCG, to Intel, $200 million for a 2.0% ownership in WCG and to Telefonos de Mexico, $100 million for a 1.0% ownership in WCG. The remaining equity proceeds received represented a 7.34% ownership. Williams retained an 85.3% ownership in the form of Class B common stock.

     Class A and Class B common stock have identical rights with the exception of voting, conversion and transfer rights. Class A common stock receives one vote per share while Class B common stock receives ten votes per share. Class B common stock can be converted into Class A common stock on a share-for-share basis at the option of the owner at any time, or automatically upon transfer to a person or entity which is not a permitted transferee. A permitted transferee includes Williams, its direct and indirect subsidiaries, any person or entity in which Williams or any successor beneficially owns, directly or indirectly, at least 50% of the equity or the voting securities, any successor of any of the foregoing and stockholders of Williams who receive Class B common stock in a tax-free spin-off.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME

     The table below presents changes in the components of accumulated other comprehensive income (loss).

                                              UNREALIZED       FOREIGN
                                             APPRECIATION     CURRENCY
                                            (DEPRECIATION)   TRANSLATION
                                            OF SECURITIES    ADJUSTMENTS     TOTAL
                                            --------------   -----------   ---------
                                                         (IN THOUSANDS)
Balance as of December 31, 1997...........    $  (2,348)      $ (1,131)    $  (3,479)
Current period change:
  Pre-income tax amount...................       45,306         (1,792)       43,514
  Income tax expense......................      (15,329)            --       (15,329)
                                              ---------       --------     ---------
                                                 29,977         (1,792)       28,185
                                              ---------       --------     ---------
Balance as of December 31, 1998...........       27,629         (2,923)       24,706
Current period change:
  Pre-income tax amount...................      189,023        (13,006)      176,017
  Income tax expense......................      (75,825)            --       (75,825)
                                              ---------       --------     ---------
                                                113,198        (13,006)      100,192
                                              ---------       --------     ---------
Balance as of December 31, 1999...........      140,827        (15,929)      124,898
Current period change:
  Pre-income tax amount...................      222,140        (29,240)      192,900
  Reclassification adjustment for gains
     realized in net loss.................     (308,419)            --      (308,419)
  Income tax benefit......................       34,670             --        34,670
                                              ---------       --------     ---------
                                                (51,609)       (29,240)      (80,849)
                                              ---------       --------     ---------
Balance as of December 31, 2000...........    $  89,218       $(45,169)    $  44,049
                                              =========       ========     =========

14. STOCK-BASED COMPENSATION

     WCG and Williams have several plans providing for Williams and WCG common-stock-based awards to WCG's employees and employees of its subsidiaries. The plans permit the granting of various types of awards including, but not limited to, stock options, stock-appreciation rights, restricted stock and deferred stock. Awards may be granted for no consideration other than prior and future services or based on certain financial performance targets being achieved. The purchase price per share for stock options and the grant price for stock-appreciation rights may not be less than the market price of the underlying stock on the date of grant. Depending upon terms of the respective Williams plans, stock options become exercisable after three to five years, subject to accelerated vesting if certain future stock prices or specific financial performance targets are achieved. Stock options granted under the WCG Plan are exercisable at such times and are subject to such restrictions and conditions as the board of directors shall in each instance approve, which need not be the same for each grant or for each participant. Current vesting terms include 5 year cliff vesting, of which some are subject to accelerated vesting if certain future stock prices or specific financial performance targets are achieved, 3 year cliff vesting and 3 year staged vesting in thirds. Stock options in all plans expire ten years after grant. As of December 31, 2000 and 1999, 36 million shares of WCG Class A common stock were reserved for issuance pursuant to existing and future

                      WILLIAMS COMMUNICATIONS GROUP, INC.

stock awards, of which 16.7 million shares and 27.6 million shares, respectively, were available for future grants.

     Williams' and WCG's employee stock-based awards are accounted for under provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Williams' and WCG's fixed plan common stock options generally do not result in compensation expense because the exercise price of the stock options equals the market price of the underlying stock on the date of grant.

     In conjunction with the initial public offering of WCG stock, options granted in 1998 and 1999 under the WCG Plan were converted from Williams to WCG options when market prices were $37.63 and $23.00, respectively. In accordance with APB Opinion No. 25, this resulted in a new measurement date, and related expense of $0.4 million and $0.9 million was recognized in 2000 and 1999, respectively. The remaining value of the option conversion will be amortized over the various vesting periods of the converted stock options.

     Pro forma net income and earnings per share, assuming WCG had applied the fair-value method of SFAS No. 123, "Accounting for Stock-Based Compensation," in measuring compensation cost beginning with 1998 employee stock-based awards, are as follows:

                                  2000                    1999                    1998
                          ---------------------   ---------------------   ---------------------
                          PRO FORMA   REPORTED    PRO FORMA   REPORTED    PRO FORMA   REPORTED
                          ---------   ---------   ---------   ---------   ---------   ---------
Net loss (thousands)....  $(941,478)  $(817,688)  $(379,174)  $(359,701)  $(195,129)  $(185,729)
Net loss per share......  $   (2.04)  $   (1.77)  $    (.92)  $    (.87)  $    (.49)  $    (.47)

     Pro forma amounts include compensation expense related to discontinued operations of approximately $36.0 million, $6.2 million and $3.1 million in 2000, 1999 and 1998, respectively. Pro forma amounts for 1999 include the remaining total compensation expense for Williams plans awards made in 1998 and the total compensation expense from Williams plans awards in 1999, as these awards fully vested in 1999 as a result of the accelerated vesting provisions. Pro forma amounts in 1998 include the remaining total compensation expense from the awards made in 1997, as these awards fully vested in 1998 as a result of the accelerated vesting provision. Since compensation expense from stock options is recognized over the future years' vesting period for pro forma disclosure purposes, and additional awards generally are made each year, pro forma amounts may not be representative of future years' amounts.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

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

                                                                 WCG               WILLIAMS
                                                          -----------------   -------------------
                                                           2000      1999       1999       1998
                                                          -------   -------   --------   --------
Expected life of the stock options......................  5 years   5 years   5 years    5 years
Volatility of the expected market price of underlying
  common stock..........................................       71%       60%       28%        25%
Risk-free interest rate.................................      6.3%      6.0%      5.6%       5.3%
Expected dividend yield.................................        0%        0%      1.5%       2.0%

                      WILLIAMS COMMUNICATIONS GROUP, INC.

     The following summary provides information on stock options in both WCG and Williams (NYSE: WMB) common stock granted:

                                                   2000                                         1999
                                  ---------------------------------------   ---------------------------------------------
                                       WCG PLAN          WILLIAMS PLANS                       WCG PLAN
                                  ------------------   ------------------   ---------------------------------------------
                                            WEIGHTED             WEIGHTED      WCG       WEIGHTED      WMB       WEIGHTED
                                            AVERAGE              AVERAGE     OPTIONS     AVERAGE     OPTIONS     AVERAGE
                                    WCG     EXERCISE     WMB     EXERCISE     AFTER      EXERCISE     BEFORE     EXERCISE
                                  OPTIONS    PRICE     OPTIONS    PRICE     CONVERSION    PRICE     CONVERSION    PRICE
                                  -------   --------   -------   --------   ----------   --------   ----------   --------
                                                                  (OPTIONS IN THOUSANDS)
Outstanding -- Beginning of
 year...........................   8,035     $22.70     4,845     $27.33                                470       $30.50
Granted.........................                                                                         24       $37.38
Canceled........................                                                                        (56)      $31.81
Converted from WMB to WCG.......                                                716       $18.87       (438)      $30.71
Granted.........................  12,836     $37.55        --     $   --      7,623       $23.05
Exercised.......................     (39)    $19.14    (1,307)    $26.66         (3)      $15.35
Net intercompany transfers......                          209     $29.09
Canceled........................  (2,412)    $31.98       (47)    $37.27       (301)      $22.60
                                  ------               ------                 -----                    ----
Outstanding -- End of year......  18,420     $31.84     3,700     $27.54      8,035       $22.70         --
                                  ======     ======    ======     ======      =====       ======       ====
Exercisable --
 End of year....................   4,611     $42.51     3,693     $27.53        334       $20.86
                                  ======     ======    ======     ======      =====       ======
Weighted-average grant date fair
 value of options granted during
 the year where:
 Market price = exercise
   price........................             $23.93               $   --                  $13.13
 Market price > exercise
   price........................                                                          $14.24

                                         1999                           1998
                                  ------------------   ---------------------------------------
                                    WILLIAMS PLANS          WCG PLAN          WILLIAMS PLANS
                                  ------------------   ------------------   ------------------
                                            WEIGHTED             WEIGHTED             WEIGHTED
                                            AVERAGE              AVERAGE              AVERAGE
                                    WMB     EXERCISE     WMB     EXERCISE     WMB     EXERCISE
                                  OPTIONS    PRICE     OPTIONS    PRICE     OPTIONS    PRICE
                                  -------   --------   -------   --------   -------   --------
                                                     (OPTIONS IN THOUSANDS)
Outstanding -- Beginning of
 year...........................   5,378     $23.87                          4,911     $19.39
Granted.........................
Canceled........................
Converted from WMB to WCG.......
Granted.........................     900     $39.92      490      $30.55     1,729     $31.87
Exercised.......................  (1,383)    $21.92                         (1,093)    $15.58
Net intercompany transfers......
Canceled........................     (50)    $31.16      (20)     $31.94      (169)    $29.13
                                  ------                 ---                ------
Outstanding -- End of year......   4,845     $27.33      470      $30.50     5,378     $23.87
                                  ======     ======      ===      ======    ======     ======
Exercisable --
 End of year....................   4,831     $27.30                          3,754     $20.41
                                  ======     ======                         ======     ======
Weighted-average grant date fair
 value of options granted during
 the year where:
 Market price = exercise
   price........................             $11.55               $ 8.19               $ 8.19
 Market price > exercise
   price........................

                      WILLIAMS COMMUNICATIONS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following summary provides information on stock options in WCG and Williams common stock issued to WCG employees outstanding and exercisable as of December 31, 2000:

                                              STOCK OPTIONS OUTSTANDING                STOCK OPTIONS EXERCISABLE
                                    ---------------------------------------------   -------------------------------
                                                                       WEIGHTED
                                                                        AVERAGE
                                                        WEIGHTED       REMAINING                        WEIGHTED
                                       OPTIONS          AVERAGE       CONTRACTUAL      OPTIONS          AVERAGE
RANGE OF EXERCISE PRICES:           (IN THOUSANDS)   EXERCISE PRICE      LIFE       (IN THOUSANDS)   EXERCISE PRICE
-------------------------           --------------   --------------   -----------   --------------   --------------
WCG Plan:
  $10.88 - $18.44.................         917           $14.55       9.78 years           23            $14.89
  $19.25 - $24.13.................       7,201           $22.48       8.84 years        1,073            $22.65
  $27.00 - $29.38.................       3,768           $27.35       9.59 years           --                --
  $33.09 - $37.63.................         734           $34.73       9.42 years           --                --
  $48.75..........................       5,800           $48.75       9.21 years        3,515            $48.75
                                        ------                                          -----
                                        18,420           $31.84       9.18 years        4,611            $42.51
                                        ======                                          =====
Williams Plans:
  $5.00 to $30.00.................       2,336           $22.29       7.31 years        2,336            $22.29
  $30.75 to $40.50................       1,364           $36.54       8.80 years        1,357            $36.57
                                        ------                                          -----
                                         3,700           $27.54       7.87 years        3,693            $27.53
                                        ======                                          =====

     The following summary provides information on deferred shares of Williams and WCG common stock granted to WCG employees:

                                                                                         WCG COMMON
                                                                                         STOCK UNDER
                                                 WILLIAMS COMMON STOCK                    WCG PLAN
                                    -----------------------------------------------   -----------------
                                     2000          1999                 1998           2000      1999
                                    ------   -----------------   ------------------   -------   -------
                                     WCG      WCG     WILLIAMS     WCG     WILLIAMS
                                     PLAN     PLAN     PLANS      PLAN      PLANS         WCG PLAN
                                    ------   ------   --------   -------   --------   -----------------
Deferred shares granted...........  13,290   10,000    36,258    165,000   109,565    527,829   462,589
Weighted-average grant date fair
  value of shares granted.........  $37.63   $33.00    $39.82    $ 31.59   $ 31.59    $ 25.17   $ 23.00

     $3.8 million, $5.2 million and $1.2 million were recognized as expense for deferred shares in 2000, 1999 and 1998, respectively. Deferred shares may be granted in the year following performance or in return for future performance. The expense is recognized in the performance year.

     In conjunction with the initial public offering, 255,000 deferred shares granted under the Williams and WCG Plans in 1998 were converted from Williams to WCG stock based upon the relative market prices at the conversion date. The market prices of the Williams and WCG stock were $37.625 and $23.00, respectively, at the conversion date. At that time 25% of the shares became fully vested. In accordance with APB Opinion No. 25, this resulted in a new measurement date, and related expense of $1.1 million and $2.2 million included in 2000 and 1999, respectively. The remaining value of the deferred share conversion will be amortized over the vesting periods of the converted stock.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

15. LEASES

LESSEE:

     Future minimum annual rentals under noncancellable operating leases as of December 31, 2000 are payable as follows:

                                             OFF-NETWORK
                                 PROPERTY     CAPACITY
                                  RENTAL    AND EQUIPMENT    OTHER       TOTAL
                                 --------   -------------   --------   ----------
                                                  (IN THOUSANDS)
2001...........................  $ 31,430     $145,603      $ 12,972   $  190,005
2002...........................    27,239       99,294        12,939      139,472
2003...........................    26,174       72,524        11,595      110,293
2004...........................    25,836       32,817        10,427       69,080
2005...........................    26,238       31,594        10,328       68,160
Thereafter.....................   132,765      233,282       138,607      504,654
                                 --------     --------      --------   ----------
Total minimum annual rentals...  $269,682     $615,114      $196,868   $1,081,664
                                 ========     ========      ========   ==========

     In 1998, WCG entered into an operating lease agreement covering a portion of its fiber-optic network. The total cost of the network assets covered by the lease agreement was $750 million. The lease terms are expected to total five years, and if renewed, could total seven years. Under the terms of the lease agreement, WCG cannot sublease the assets without the prior written consent of the lessor. Through December 31, 2000, WCG has not requested nor has the lessor granted such consent.

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

     Total capacity expense incurred from leasing from a third party's network (off-network capacity expense) was $332.3 million, $201.1 million and $110.8 million in 2000, 1999 and 1998, respectively. All other rent expense was $49.5 million, $33.1 million and $19.8 million in 2000, 1999 and 1998, respectively. Included in other rent expense are charges for office space leased from Williams of $5.7 million, $2.5 million and $1.5 in 2000, 1999 and 1998, respectively.

LESSOR:

     Prior to June 30, 1999, WCG had granted IRUs for dark fiber to third parties that are accounted for as sales-type leases. The lease term is typically for 20 to 25 years and the lessee can renew the leases at no cost for an additional period of 10 to 20 years. The lessee generally prepays the lease upon acceptance. As of December 31, 2000, all cash from sales-type leases has been received except for $50.9 million, which will be collected in 2001. Due to the initial term of the IRUs and lessee renewal options, WCG has not recorded any residual value for these leases. Subsequent to June 30, 1999, WCG has granted IRUs for dark fiber that have been accounted for as operating leases.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

     WCG also provides colocation and maintenance services under dark fiber IRUs and to other third parties leasing space in WCG's facilities. Future minimum annual revenues for dark fiber IRUs accounted for as an operating lease and colocation and maintenance services are as follows:

                                                DARK     COLOCATION   MAINTENANCE
                                               FIBER      SERVICES     SERVICES
                                              --------   ----------   -----------
                                                        (IN THOUSANDS)
2001........................................  $ 51,348    $ 18,939     $ 21,449
2002........................................    25,969      21,223       24,313
2003........................................    28,404      21,413       25,630
2004........................................    28,404      21,413       25,630
2005........................................    28,404      21,413       25,630
Thereafter..................................   397,656     299,782      358,820
                                              --------    --------     --------
                                              $560,185    $404,183     $481,472
                                              ========    ========     ========

16. RELATED PARTY TRANSACTIONS

     Williams charges its subsidiaries, including WCG, for certain corporate administrative expenses, which are directly identifiable or allocable to the subsidiaries. Details of such charges are as follows:

                                                  YEAR ENDED DECEMBER 31,
                                               ------------------------------
                                                 2000       1999       1998
                                               --------   --------   --------
                                                       (IN THOUSANDS)
Direct costs, charged from Williams.........    $26,999    $16,253    $ 7,957
Allocated charges from Williams.............      9,225      4,989      3,219
                                               --------   --------   --------
                                                $36,224    $21,242    $11,176
                                               ========   ========   ========

     The above costs are reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations. Direct costs charged from Williams represent the direct costs of goods or services provided by Williams at WCG's request as well as the cost of centralized administrative services. Williams allocates its cost of centralized administrative services based on a logical representation of the benefits received, such as allocating Williams' human resources department based on employee headcount. Allocated charges from Williams represent an allocation of general corporate charges based on a three factor formula which considers operating results, property, plant and equipment and payroll. In management's estimation, the allocation methodologies used are reasonable and the direct and allocated charges approximate amounts that would have been incurred on a stand-alone basis.

     Included in WCG's revenues are charges to Williams and its subsidiaries and affiliates of $14.6 million, $14.3 million and $12.0 million in 2000, 1999 and 1998, respectively. These charges include managing Williams' internal telephone operations of $10.4 million, $10.0 million and $7.7 million in 2000, 1999 and 1998, respectively and managing microwave frequencies for Williams' gas pipelines of $3.8 million, $4.3 million and $4.3 million in 2000, 1999 and 1998, respectively.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

     Amounts due to or from affiliates consist of normal course receivables and payables resulting from the use of each others' services. A summary of these receivables and payables as of December 31 are as follows:

                                                            2000      1999
                                                           -------   -------
                                                            (IN THOUSANDS)
Due from affiliates -- SBC...............................  $24,658   $ 1,274
                                                           =======   =======
Due to affiliates -- Williams............................  $68,456   $44,648
                                                           =======   =======

     Interest expense to Williams was $86.7 million, $54.9 million and $16.9 million in 2000, 1999 and 1998, respectively. Interest paid to Williams was $82.5 million and $20.5 million in 2000 and 1999, respectively. No amounts were paid to Williams for interest in 1998.

     Effective in January 2000, SBC is a related party by an appointment of an officer of SBC as an outside member of WCG's board of directors. SBC purchases domestic voice and data long distance and local transport services from WCG. Revenues from SBC were $169.5 million and $2.5 million in 2000 and 1999, respectively. There were no revenues from SBC in 1998. WCG purchases local transport services, platform services such as toll-free, operator, calling card and directory assistance services and international services such as transport and switched-voice services from SBC. These purchases from SBC were $51.7 million, $13.2 million and $17.7 million in 2000, 1999 and 1998, respectively.

     In a series of transactions in first quarter 2000, WCG sold to an entity jointly owned by SBC and Telefonos de Mexico, 7% and 30% of ATL's total preferred shares and common stock, respectively (see Note 7).

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

17. COMMITMENTS AND CONTINGENCIES

  Commitments

     WCG has entered into various telecommunications equipment agreements with six suppliers totaling $1.9 billion which expire at varying dates by the end of third quarter 2002. As of December 31, 2000, WCG had $1.2 billion remaining on these agreements. Purchases under these agreements totaled $442 million, $212 million and $84 million in 2000, 1999 and 1998, respectively.

     In 1998, WCG entered into an agreement with Winstar Communications, Inc. (Winstar) for a 25 year indefeasible right to use approximately 2% of Winstar's wireless local capacity in exchange for payments equal to $400 million. Winstar intends to construct 270 hubs by the end of 2001, and WCG will have the ability to use all of these hubs for a period of 25 years. Winstar has constructed approximately 170 hubs, or antenna sites, which are currently available to WCG as of December 31, 2000. WCG will pay Winstar a total of $400 million over four years as Winstar completes construction of the hubs. WCG will amortize the $400 million to be capitalized on a straight-line

                      WILLIAMS COMMUNICATIONS GROUP, INC.

basis over the 25-year usage term. As of December 31, 2000, WCG has paid Winstar approximately $250 million.

     In fourth quarter 2000, ATL closed a financing arrangement with a Brazilian development bank, which provided ATL an additional 528 million reais in additional local currency funding (approximately $270 million as of December 31, 2000), of which WCG has guaranteed approximately $100 million of this financing.

  Litigation

     WCG and WCI are named as defendants in putative nationwide class actions or putative statewide class actions on behalf of all landowners on whose property WCG allegedly installed fiber-optic cable without the permission of the landowner. WCG believes that installation of the cable containing the single fiber network that crosses over or near the putative class members' land does not infringe on their property rights. WCG also does not believe that the plaintiffs have sufficient basis for certification of a nationwide or statewide class.

     On September 7, 2000, All-Phase Utility Corp. amended its complaint in a matter originally filed June 28, 1999, against Williams Communications, LLC in the United States District Court for Oregon, alleging actual damages of at least $236.5 million from loss of profit from potential construction and lost revenue from leases of fiber-optic cable and conduits plus punitive damages. All-Phase alleges that a portion of Williams Communications, LLC's Eugene, Oregon to Bandon, Oregon route is based on confidential information developed by All-Phase and that WCG breached its non-disclosure agreement with All-Phase and violated the Oregon Trade Secrets Act by using it. All-Phase also alleges that WCG misrepresented its plans for the route and that, as a result, All-Phase lost the opportunity to build its own line along the same route. On January 22, 2001, the Court entered an Order granting Williams Communications, LLC's Motion for Summary Judgment and dismissing the action. All-Phase did not appeal the Court's Order.

     It is likely that WCG will be subject to other putative class action suits challenging its nationwide rights of way. WCG cannot quantify the impact of all such claims at this time. Thus, WCG cannot be certain that the plaintiffs' putative class actions, if successful, will not have a material adverse effect upon its future financial position, results of operations or cash flows.

     WCG is a party to various other claims, legal actions and complaints arising in the ordinary course of business. Other than the putative class action suits described above, in the opinion of management, the ultimate resolution of all claims, legal actions and complaints after consideration of amounts accrued, insurance coverage, or other indemnification arrangements will not have a materially adverse effect upon WCG's future financial position, results of operations or cash flows.

18. FINANCIAL INSTRUMENTS

FAIR VALUE METHODS

     The following methods and assumptions were used by WCG in estimating its fair value disclosures for financial instruments:

          Cash and cash equivalents: The carrying amounts reported in the balance sheet approximate fair value due to the short-term maturity of these instruments.

          Short-term investments and marketable equity securities: In accordance with SFAS No. 115, these securities are classified as available for sale and are reported at fair value, with

                      WILLIAMS COMMUNICATIONS GROUP, INC.

     net unrealized appreciation or depreciation reported as a component of other comprehensive income. As of December 31, 2000 and 1999 short-term investments excluding marketable equity securities had a carrying amount of $83.4 million and $1,419.8 million, respectively, which approximated cost. Marketable equity securities had a carrying amount of $311.8 million and $288.1 million as of December 31, 2000 and 1999, respectively, with associated aggregate costs of $170.6 million and $57.7 million, respectively.

          Investments -- cost method and advances to investees: Fair value is estimated to approximate historically recorded amounts as the investments are primarily in nonpublicly traded companies for which it is not practicable to estimate the fair value.

          Long-term debt: WCG's long-term debt from affiliates consists primarily of variable rate borrowings which was converted into paid in capital in first quarter 2001 (see Note 19). The fair value of WCG's long-term debt from third parties is valued using indicative year-end traded bond market prices for publicly traded issues, while the long-term credit facility is a variable rate borrowing for which the carrying amount approximates the fair value. As of December 31, 2000 and 1999 long-term debt from third parties, including the current portion, had carrying amounts of $3.6 billion and $2.0 billion, respectively, with associated fair value amounts of $2.8 billion and $2.1 billion, respectively. WCG used the expertise of outside investment banking firms to establish the fair value of long-term debt from third parties. As of December 31, 2000 and 1999, 66% and 67%, respectively of WCG's total long-term debt was publicly traded.

          Redeemable cumulative convertible preferred stock: Fair value is based on the prices of similar securities with similar terms and credit ratings as the preferred stock is not publicly-traded. As of December 31, 2000 the preferred stock had a carrying value of $240.7 million with an associated fair value amount of $142 million. WCG used the expertise of outside investment banking firms to establish the fair value of redeemable cumulative convertible preferred stock.

CONCENTRATION OF CREDIT RISK

     WCG's cash equivalents and short-term investments excluding marketable equity securities consist of high-quality securities placed with various major financial institutions with high credit ratings. WCG's investment policy limits its credit exposure to any one issuer/obligor.

     WCG's customers include numerous corporations. WCG serves a wide range of customers, of which four customers comprise of 28% of its net accounts receivable balance as of December 31, 2000. While sales to these various customers are generally unsecured, the financial condition and creditworthiness of customers are routinely evaluated.

19. SUBSEQUENT EVENTS

     In first quarter 2001, Williams and WCG entered into an agreement that, among other things, resulted in the transfer of ownership of a building under construction from Williams to WCG, the transfer of ownership of aircraft from Williams to WCG, conversion of the Williams note into paid in capital and the issuance of 24.3 million shares of WCG common stock. After the transaction was completed, WCG's total equity increased by approximately $1.1 billion.

     In first quarter 2001, PowerTel completed a 1 for 4, 110 million Australian dollar equity rights offering which allowed each PowerTel shareholder to purchase one new share at 0.54 Australian

                      WILLIAMS COMMUNICATIONS GROUP, INC.

dollars per share for each four shares held. WCG's ownership in PowerTel essentially remained unchanged at 45% subsequent to the equity rights offering.

     In first quarter 2001, WCG granted an option to Telecom Americas, Ltd., a joint venture between SBC, American Movil S.A. de C.V. and Bell Canada International, Inc., to purchase WCG's interest in ATL for an agreed to price. The option was granted in exchange for Telecom Americas, Ltd. paying WCG's portion of a required funding to ATL. The option will expire at the end of first quarter 2001.

                      WILLIAMS COMMUNICATIONS GROUP, INC.
                      QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data are as follows (thousands, except per share amounts) and reflect the treatment of the Solutions segment as discontinued operations as described in Note 1 of Notes to Consolidated Financial Statements.

                                                   FIRST      SECOND       THIRD      FOURTH
2000                                              QUARTER     QUARTER     QUARTER     QUARTER
----                                             ---------   ---------   ---------   ---------
Revenues.......................................  $ 163,374   $ 179,353   $ 209,314   $ 287,036
Cost of sales..................................    181,004     183,808     214,325     244,135
Loss from operations...........................   (105,235)   (107,053)   (121,129)   (115,254)
Income (loss) from continuing operations.......    (86,158)     14,462    (150,283)    (55,709)
Income (loss) from discontinued operations.....    (35,458)    (18,373)        340    (486,509)
Net loss.......................................   (121,616)     (3,911)   (149,943)   (542,218)
Basic and diluted loss per common share:
  Income (loss) from continuing operations
     attributable to common stockholders.......       (.18)        .03        (.32)       (.13)
  Loss from discontinued operations............       (.08)       (.04)         --       (1.05)
  Net loss attributable to common
     stockholders..............................       (.26)       (.01)       (.32)      (1.18)

                                                   FIRST      SECOND       THIRD       FOURTH
1999                                              QUARTER     QUARTER     QUARTER     QUARTER
----                                              --------   ---------    --------    --------
Revenues.......................................   $164,149   $ 142,416    $135,687    $159,204
Cost of sales..................................    142,909     120,098     124,847     138,186
Loss from operations...........................    (40,165)    (77,245)    (58,911)    (70,174)
Loss from continuing operations................    (69,852)   (124,080)    (84,407)    (49,973)
Income (loss) from discontinued operations.....     (6,189)        356      (1,506)    (24,050)
Net loss.......................................    (76,041)   (123,724)    (85,913)    (74,023)
Basic and diluted loss per common share:
  Loss from continuing operations attributable
     to common stockholders....................       (.17)       (.31)       (.22)       (.11)
  Loss from discontinued operations............       (.02)         --          --        (.05)
  Net loss attributable to common
     stockholders..............................       (.19)       (.31)       (.22)       (.16)

     The sum of losses per share for the four quarters may not equal the total loss per share for the year due to changes in the average common shares outstanding.

     First quarter 2000 loss from discontinued operations and net loss includes a $25.4 million cumulative effect of change in accounting principle related to the implementation of Staff Accounting Bulletin No. 101 as the Solutions segment changed its method of accounting for new systems sales and upgrades revenue from the percentage of completion method to the completed contract method. Second quarter 2000 loss from continuing operations and net loss includes a gain of $214.7 million WCG recognized from the conversion of its shares of common stock of Concentric Network Corporation into shares of common stock of XO Communications, Inc. pursuant to a merger of those companies (see Note 7). Third quarter and fourth quarter 2000 loss from continuing operations and net loss includes $20.0 million and $14.5 million in charges, respectively, related to the write-down of certain cost-based and equity-method investments (see Note 7). Fourth quarter 2000 loss from continuing operations and net loss includes an income tax benefit of $148 million reflecting a change in estimate of the total year impact of the application of the tax sharing agreement with Williams including approximately $50 million of tax matters resolved in fourth quarter pertaining to items such as deferred revenue estimates and mid-quarter depreciation convention methods for which uncertainties as to the application of the tax sharing agreement and the related impact of these items existed as of September 30, 2000. Fourth quarter 2000 loss from discontinued operations and net loss includes a provision for the loss on sale of $360 million expected on the ultimate disposition of the Solutions segment.

     Second quarter 1999 loss from operations includes a $26.7 million pre-tax loss related to the sales of the businesses that provide audio and video conferencing services and closed-circuit video broadcasting services. These transactions resulted in an income tax provision of $7.9 million, reflecting the impact of goodwill not deductible for tax purposes (see Note 4). Third quarter 1999 loss from operations includes a $2.6 million charge related to the impact of converting Williams options and shares to WCG options and shares in conjunction with the initial public offering. Fourth quarter 1999 loss from operations includes $1.7 million in additional expenses related to the sale of the audio and video conferencing and closed-circuit broadcasting services businesses (see Note 4). In addition, fourth quarter 1999 loss from operations includes a $5.5 million pre-tax loss related to abandoning a venture in Strategic Investments involved in providing wireless remote monitoring and meter reading equipment and related services (see Note 4). Fourth quarter 1999 net loss includes $9.4 million of dividends received from a cost-based international telecommunications investment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   DIRECTORS

     Keith E. Bailey is the Chairman of the Board, President, and Chief Executive Officer of Williams. Mr. Bailey has held various officer level positions with Williams and its subsidiaries since 1975 and has served as a director of Williams since 1988. Mr. Bailey is Chairman of the Board of WCG and has been a director since 1994. Mr. Bailey's term as a director expires at the annual stockholders' meeting in 2002.

     Howard E. Janzen has been a director of WCG since 1994. He was elected Co-Chairman and Chief Operating Officer effective February 1997, and President and Chief Executive Officer effective May 1998. From April 1993 to December 1994, Mr. Janzen served as Senior Vice President and General Manager of Williams Gas Pipelines Central, Inc., an affiliate of Williams. Mr. Janzen has also held various other management and officer level positions with Williams since 1979. Mr. Janzen also serves on the board of directors of BOK Financial Corporation. Mr. Janzen's term as a director expires at the annual stockholders' meeting in 2002.

     John C. Bumgarner, Jr. is the Senior Vice President of Corporate Development and Planning of Williams and President of Williams International Company, a subsidiary of Williams. Mr. Bumgarner has held various officer level positions with Williams since 1977. Mr. Bumgarner has been a director of WCG since 1997 and was named Senior Vice President, Strategic Investments of WCG in May 1999. Mr. Bumgarner's term as a director expires at the annual stockholders' meeting in 2001.

     Michael P. Johnson, Sr. is the Senior Vice President of Human Resources of Williams and has been since May 1999. Prior to joining Williams in December 1998 as Vice President of Human Resources, Mr. Johnson was a vice president of human resources with Amoco Corporation, where he held various officer level positions since 1991. Mr. Johnson has been a director of WCG since May 1999. Mr. Johnson's term as a director expires at the annual stockholders' meeting in 2003.

     Ross K. Ireland is Senior Executive Vice President for SBC Communications Inc. and has served in various officer level positions with SBC or its subsidiaries since 1991. Mr. Ireland has been a director of WCG since January 25, 2001. Mr. Ireland's term as a director will expire at the annual stockholders meeting in 2001.

     Robert W. Lawless has been the President of The University of Tulsa since May 1996. Previously, he served as president and chief executive officer of Texas Tech University and Texas Tech University Health Sciences Center from 1989 to 1996. From 1982 to 1989 he served, first as vice president -- finance and chief financial officer, then as executive vice president and chief operations officer, for Southwest Airlines in Dallas, Texas. He currently serves as Independent Director, Four Salomon Brothers Mutual Funds, and Tuition Plan, Inc. He also is a member of the NCAA Division I Board of Directors; the NCAA Executive Committee; Hillcrest Healthcare System Board of Trustees; the Metropolitan Tulsa Chamber of Commerce Board of Directors; and the Board of Directors of the National Association of Independent Colleges and Universities. Mr. Lawless has been a director of WCG since July 2000. Mr. Lawless' term as a director will expire at the annual stockholders meeting in 2001.

     Steven J. Malcolm is the President and Chief Executive Officer of Williams Energy Services, LLC, a subsidiary of Williams. Mr. Malcolm has held various management and officer level positions with subsidiaries of Williams since 1984. Mr. Malcolm has been a director of WCG since 1998. Mr. Malcolm's term as a director expires at the annual stockholders' meeting in 2001.

                                      III-1

     H. Brian Thompson was Chairman and Chief Executive Officer of Global TeleSystems Group, Inc. from March 1999 to September 2000. From January to March 1999, he served as non-executive chairman of Telecom Eireann, Ireland's incumbent telephone company. From June to December 1998, Mr. Thompson served as Vice Chairman of Qwest Communications International Inc. after its merger with LCI International. From 1991 to June 1998, Mr. Thompson served as Chairman and Chief Executive Officer of LCI International. Mr. Thompson also serves as a member of the board of directors of Bell Canada International Inc. and PageNet do Brazil, as co-chairman of the Global Information Infrastructure Commission, and as chairman of the Advisory Committee for Telecommunications for Ireland's Department of Public Enterprise. Mr. Thompson has been a director of WCG since October 1999. Mr. Thompson's term as a director will expire at the annual stockholders' meeting in 2001.

     Cuba Wadlington, Jr. is President and Chief Operating Officer of Williams Gas Pipeline Company, a subsidiary of Williams. From 1995 to 1999, Mr. Wadlington was Senior Vice President and General Manager of Transcontinental Gas Pipe Line Corporation, a subsidiary of Williams. Mr. Wadlington also serves on the board of directors of Sterling Bank. Mr. Wadlington has been a director of WCG since January 2000. Mr. Wadlington's term as a director expires at the annual stockholders' meeting in 2003.

                               EXECUTIVE OFFICERS

     The names, ages, positions, and earliest election dates of the executive officers of WCG are:

NAME                                AGE   POSITIONS AND OFFICES CURRENTLY HELD        OFFICER SINCE
----                                ---   ------------------------------------        -------------
Keith E. Bailey...................  58    Chairman of the Board                         12/01/94
Howard E. Janzen..................  47    President & Chief Executive Officer           12/01/94*
Scott E. Schubert.................  47    Senior Vice President & Chief Financial       06/07/99
                                          Officer
Frank M. Semple...................  49    Senior Vice President-Network                 07/01/97
John C. Bumgarner, Jr. ...........  58    Senior Vice President-Strategic               12/01/94
                                          Investments
Patti L. Schmigle.................  42    Senior Vice President-Solutions               11/01/97
Kenneth R. Epps...................  44    Senior Vice President-Strategic Marketing     03/01/99
Matthew W. Bross..................  40    Senior Vice President-Chief Technology        03/01/99
                                          Officer
Gerald L. Carson..................  61    Senior Vice President-Human Resources         02/12/97
Bob F. McCoy......................  58    Senior Vice President-Law                     11/01/99
Ken Kinnear.......................  39    Vice President, Controller, & Chief           05/18/00
                                          Accounting Officer

     Except for Scott E. Schubert, Kenneth R. Epps, and Matthew W. Bross, all of the above officers have been employed by WCG or one of its subsidiaries as officers or otherwise for more than five years and have had no other employment during the period. Prior to joining WCG, Mr. Schubert was Vice President of Global Accounting Services and Finance of BP Amoco, where he had been employed for 23 years, including the last six years as an officer of Amoco prior to its merger with British Petroleum. Before joining WCG in February 1999, Mr. Epps served as Vice President of Emerald Solutions, Inc., a start-up information technology firm, from 1998 to 1999. Prior to that he was with AT&T for 13 years. Prior to joining WCG, Mr. Bross served as Chief Executive Officer of Critical Technologies, a company Mr. Bross founded in 1991, until May 1997 when that company was acquired by WCG.
---------------

* Mr. Janzen was elected Co-Chairman and Chief Operating Officer effective 02/12/97, and President and Chief Executive Officer effective 05/01/98.

                                      III-2

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires WCG's directors, executive officers, and persons who beneficially own more than 10 percent of WCG's stock to file certain reports with the SEC and the New York Stock Exchange concerning their beneficial ownership of WCG's equity securities. The SEC regulations also require that a copy of all such Section 16(a) forms filed must be furnished to WCG by the executive officers, directors, and greater than 10 percent stockholders. Based on a review of the copies of such forms and amendments thereto received by WCG with respect to 2000, WCG is not aware of any late filings.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table provides certain summary information concerning compensation of the Company's Chief Executive Officer and each of the four other most highly-compensated executive officers of the Company for the three fiscal years ended December 31, 2000.

                           SUMMARY COMPENSATION TABLE

                                              ANNUAL COMPENSATION              LONG-TERM COMPENSATION
                                           --------------------------   -------------------------------------
                                                                                              STOCK OPTIONS
                                                                            RESTRICTED          SHARES(4)
NAME AND PRINCIPAL                                         BONUS           STOCK AWARDS      ----------------      ALL OTHER
POSITION                            YEAR    SALARY    (YR. EARNED)(1)   (YR. EARNED)(2)(3)     WCG      WMB     COMPENSATION(5)
------------------                  ----   --------   ---------------   ------------------   -------   ------   ---------------
Howard E. Janzen..................  2000   $500,000      $446,393           $       --       100,000       --       $11,466
 President, Chief Executive         1999    451,538       226,616               97,122       300,000   10,000        10,905
 Officer                            1998    400,000       126,000            2,609,000(6)         --   30,000        12,050
Delwin L. Bothof..................  2000   $230,000      $ 97,062           $       --        28,600       --       $11,466
 Senior Vice President, Domestic    1999    220,039        52,377               22,449        70,000    7,500        10,905
 Strategic Investments              1998    210,000        46,857              658,832(7)         --   15,000        12,800
Patti L. Schmigle.................  2000   $250,000      $ 89,307           $  385,000(8)     97,700       --       $11,466
 Senior Vice President and          1999    222,431        41,748               17,893        87,250    7,500        10,767
 Chief Operating Officer,           1998    182,000        42,998              337,803(7)         --   15,000        10,815
 Solutions
Scott E. Schubert.................  2000   $272,961      $107,726           $  385,000(8)     81,800       --       $11,466
 Senior Vice-President and          1999    144,231        61,831               26,499        80,000    7,500         8,077
 Chief Financial Officer, WCG       1998         --            --                   --            --       --            --
Frank M. Semple...................  2000   $300,000      $169,962           $  385,000(8)    125,000       --       $11,466
 Senior Vice President and          1999    264,000        82,050               35,165       100,000    7,500        10,905
 Chief Operating Officer, Network   1998    240,000        91,350              677,900(7)         --   15,000        12,800

---------------

(1) Excludes 1999 and 1998 executive incentive compensation program awards required to be converted to deferred stock amounts that are included in the Restricted Stock Awards column.

(2) Amounts reported in this column are the dollar value as of the date of grant of the Company's deferred stock awards under the terms of the Company's 1999 Stock Plan and Williams deferred stock awards under the terms of The Williams Companies, Inc. 1996 Stock Plan and The Williams Companies, Inc. Stock Plan for Nonofficer Employees. Amounts shown include the value of awards granted pursuant to the executive incentive compensation program. Such awards are converted to deferred stock using the three-month average stock price of the Company's stock for the 1999 awards and the 52-week average stock price of Williams stock for the 1999 and 1998 awards as follows: Mr. Janzen -- for 1999, 3,417 shares valued at $97,122 and for 1998, 1,769 shares valued at $54,000; Mr. Bothof -- for 1999, 790 shares valued at $22,449 and for 1998, 658 shares valued at $20,082; Ms.
    Schmigle -- for 1999, 630 shares valued at $17,893, for 1998, 604 shares valued at $18,428; Mr. Schubert -- for 1999, 3,108 shares valued at $26,499; Mr. Semple -- for 1999, 1,237 shares valued at $35,165, and for 1998, 1,283 shares valued at $39,150. Distribution of mandatorily deferred stock under the 1999

                                      III-3
    and 1998 executive incentive compensation programs will occur approximately three years after the date of grant. Dividend equivalents are paid on Williams deferred stock at the same time and at the same rate as dividends are paid to stockholders generally; dividend equivalents are not paid on the Company's stock.

(3) The aggregate number and market value of the Company's deferred shares held and of Williams deferred shares held, respectively, at the end of the fiscal year, were as follows: Mr. Janzen, 101,569 shares valued at $1,193,436; 1,769 shares valued at $70,649; Mr. Bothof, 25,328 shares valued at $297,604; 658 shares valued at $26,279; Ms. Schmigle, 32,899 shares valued at $386,563; 604 shares valued at $24,122; Mr. Schubert, 44,848 shares valued at $526,964, 13,290 shares valued at $530,769; Mr. Semple, 63,104 shares valued at $741,472; 9,916 shares valued at $396,020. Aggregate market value was calculated using $11.7500 per share, the closing price of the Company's Common Stock and $39.9375 per share, the closing price of Williams' Common Stock reported in the table entitled "New York Stock Exchange Composite Transactions" contained in The Wall Street Journal for December 29, 2000.

(4) The Company's Common Stock is designated WCG. Executives also hold Common Stock of The Williams Companies, Inc., designated WMB.

(5) Amounts reported in this column represent the value of contributions made by Williams to defined contribution plans, on behalf of each of Williams Communications' executive officers named in the table.

(6) This amount includes a Williams deferred stock award of 80,000 shares granted for retention purposes on May 21, 1998 under The Williams Companies, Inc. 1996 Stock Plan with a closing market value on the date of grant of $2,555,000. Previously this award was valued using the average of the high and low stock prices on the date of grant. At the time of the equity offering, September 30, 1999, this deferred award was converted to the Company's deferred stock under the terms of the Williams Communications Group, Inc. 1999 Stock Plan. Twenty-five percent of these deferred shares vested on that date.

(7) Amounts include the dollar value as of the date of grant of Williams deferred stock under the terms of the Williams Communications Stock Plan. Amounts represent the closing market value of stock awards granted on May 21, 1998 as follows: Mr. Bothof, 20,000 shares valued at $638,750; Ms. Schmigle, 10,000 shares valued at $319,375; and Mr. Semple, 20,000 shares valued at $638,750. Previously these awards were valued using the average of the high and low stock prices on the date of grant. At the time of the equity offering, September 30, 1999, these deferred awards were converted to the Company's deferred stock under the terms of the Williams Communications Group, Inc. 1999 Stock Plan. Twenty-five percent of these deferred shares vested on that date.

(8) Amounts represent dollar value on the date of grants of 20,000 shares each of the Company's deferred stock awarded for retention purposes on September 22, 2000 under the Company's 1999 Stock Plan to Ms. Schmigle, and Messrs. Schubert and Semple.

                    STOCK OPTION GRANTS IN LAST FISCAL YEAR

     The following table provides certain information concerning the grant of the Company's stock options during the last fiscal year to the named executive officers:

WILLIAMS COMMUNICATIONS OPTION GRANTS IN LAST FISCAL YEAR

     The grant date present value is determined using the Black-Scholes option pricing model and is based on assumptions about future stock price volatility and dividend yield. The model does not take into account that the stock options are subject to vesting restrictions and that executives cannot sell their options. The calculations assume an expected volatility of 71 percent, a weighted average risk-
                                      III-4
free rate of return of 6.28 percent, a dividend yield of 0 percent and an exercise date at the end of the contractual term in 2010. The actual value, if any, that may be realized by an executive will depend on the market price of the Company's Common Stock on the date of exercise. The dollar amounts shown are not intended to forecast possible future appreciation in the Company's stock price.

          (2) These stock options immediately vested on the grant date of 03/16/00 in recognition of the efforts and achievements of the Company.

          (3) These stock options will vest in thirds on September 22, 2001, September 22, 2002 and September 22, 2003, respectively.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

     The following tables provide certain information on stock option exercises of the Company's stock and The Williams Companies, Inc. stock, respectively, in 2000 by the named executive officers and the value of such officers' unexercised options at December 31, 2000.

     AGGREGATED OPTION EXERCISES OF THE COMPANY'S STOCK IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                                  VALUE OF UNEXERCISED
                                                    NUMBER OF UNEXERCISED        IN-THE-MONEY OPTIONS AT
                          SHARES                 OPTIONS AT FISCAL YEAR-END        FISCAL YEAR-END(1)
                         ACQUIRED      VALUE     ---------------------------   ---------------------------
NAME                    ON EXERCISE   REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                    -----------   --------   -----------   -------------   -----------   -------------
Howard E. Janzen......       0           $0        125,000        275,000          $0             $0
Delwin L. Bothof......       0           $0         36,934         61,666          $0             $0
Patti L. Schmigle.....       0           $0         56,034        128,916          $0             $0
Scott E. Schubert.....       0           $0         40,134        121,666          $0             $0
Frank M. Semple.......       0           $0         77,500        147,500          $0             $0

---------------

(1) Based on the closing price of the Company's Common Stock reported in the table entitled "New York Stock Exchange Composite Transactions" contained in The Wall Street Journal for December 29, 2000 ($11.7500 per share), less the exercise price. The values shown reflect the value of options accumulated over periods of up to ten years. Such values had not been realized at that date and may not be realized. In the event the options are exercised, their value will depend on the market price of the Company's Common Stock on the date of exercise.

       AGGREGATED OPTION EXERCISES OF WILLIAMS STOCK IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                                   VALUE OF UNEXERCISED
                                                     NUMBER OF UNEXERCISED        IN-THE-MONEY OPTIONS AT
                         SHARES                   OPTIONS AT FISCAL YEAR-END        FISCAL YEAR-END(1)
                        ACQUIRED       VALUE      ---------------------------   ---------------------------
NAME                   ON EXERCISE    REALIZED    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                   -----------   ----------   -----------   -------------   -----------   -------------
Howard E. Janzen.....    60,002      $1,677,559     120,002             0       $1,626,295       $     0
Delwin L. Bothof.....    20,000      $  363,125      32,500             0       $  245,000       $     0
Patti L. Schmigle....    10,500      $  304,500      99,000             0       $1,796,156       $     0
Scott E. Schubert....         0      $        0       2,500         5,000       $    5,781       $11,563
Frank M. Semple......         0      $        0     162,500             0       $3,248,750       $     0

---------------

(1) Based on the closing price of Williams' Common Stock reported in the table entitled "New York Stock Exchange Composite Transactions" contained in The Wall Street Journal for December 29, 2000 ($39.9375 per share), less the exercise price. The values shown reflect the value of options accumulated over periods of up to ten years. Such values had not been

                                      III-5
    realized at that date and may not be realized. In the event the options are exercised, their value will depend on the market price of Williams Common Stock on the date of exercise.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of Class A common stock, Class B common stock, and preferred stock and the percentage represented by that number of shares for each person who is known to WCG to own beneficially 5 percent or more of WCG's Class A Common Stock, Class B common stock, or preferred stock as of February 28, 2001. WCG obtained certain information in the table on common stock ownership from filings made with the Securities and Exchange Commission.

                                                                     NUMBER OF    PERCENT
TITLE OF CLASS                          NAME AND ADDRESS              SHARES      OF CLASS
--------------                          ----------------            -----------   --------
Class A Common stock.........  Telefonos de Mexico, S.A. de C.V.      4,612,546      5.0%
                               Marque Via 198-102
                               Col. Cuauhtenoc
                               Mexico 06594 D.F. Mexico
Class A Common stock.........  Intel Corporation                      9,225,093      9.9%
                               2200 Mission College Boulevard
                               Santa Clara, California 95052
Class A Common stock.........  SBC Communications Inc.               20,226,812     21.8%
                               175 East Houston
                               San Antonio, Texas 78205
Class A common stock.........  The Williams Companies, Inc.          24,265,892     26.1%
                               One Williams Center
                               Tulsa, Oklahoma 74172
Class B common stock.........  The Williams Companies, Inc.         395,434,965    100.0%
                               One Williams Center
                               Tulsa, Oklahoma 74172
Preferred stock..............  Fidelity Investments                     600,000     12.0%
                               82 Devonshire Street
                               Boston, Massachusetts 02110
Preferred stock..............  Citadel Investment Partners              600,000     12.0%
                               225 W. Washington Street
                               9th Floor
                               Chicago, Illinois 60606

                                      III-6

     The following table sets forth, as of January 31, 2001, the amount of WCG's Class A common stock beneficially owned by each of WCG's directors, each of its executive officers named in the Summary Compensation Table, and by all directors and executive officers as a group.

                                                                 SHARES
                                                SHARES OF      UNDERLYING
                                                  COMMON         OPTIONS
                                               STOCK OWNED     EXERCISABLE             PERCENT
                                               DIRECTLY OR       WITHIN                  OF
NAME OF INDIVIDUAL OR GROUP                   INDIRECTLY(1)    60 DAYS(2)     TOTAL     CLASS
---------------------------                   --------------   -----------   -------   -------
Keith E. Bailey.............................           0               0           0       *
Delwin L. Bothof............................      27,594          53,601      81,195       *
John C. Bumgarner, Jr. .....................      41,474               0      41,474       *
Ross K. Ireland.............................           0               0           0       *
Howard E. Janzen............................     123,318         125,000     248,318       *
Michael P. Johnson, Sr. ....................         303               0         303       *
Robert W. Lawless...........................       4,000           5,333       9,333       *
Steven J. Malcolm...........................         303               0         303       *
Patti L. Schmigle...........................      36,185          56,034      92,219       *
Scott E. Schubert...........................      71,249          40,134     111,383       *
Frank M. Semple.............................      68,768          77,500     146,268       *
H. Brian Thompson...........................       3,729          22,000      25,729       *
Cuba Wadlington, Jr. .......................         303               0         303       *
All directors and executive officers as a
  group (18 persons)(3).....................     522,483         439,317     961,800     1.0%

---------------

(1) Includes shares held under the terms of incentive and investment plans as follows: Mr. Bothof, 25,328; Mr. Bumgarner, 14,171; Mr. Janzen, 101,872, including 303, over which he has sole voting and investment power; Ms. Schmigle, 33,202, including 303, over which she has sole voting and investment power; Mr. Schubert, 44,848; and Mr. Semple, 63,407, including 303, over which he has sole voting and investment power.

(2) The Securities and Exchange Commission deems a person to have beneficial ownership of all shares that that person has the right to acquire within 60 days. The shares indicated represent stock options granted under the company's Stock Plans. Shares subject to option cannot be voted.

(3) Does not include security ownership of Mr. J. Cliff Eason, who ceased being a director on January 24, 2001; Mr. Lawrence C. Littlefield, who ceased being an executive officer on February 15, 2000; Mr. Jack D. McCarthy, who ceased being a director on October 17, 2000, and Mr. Roy A. Wilkens, who ceased being a director on December 31, 2000.

     No director or officer owns beneficially any securities of WCG's subsidiaries other than directors' qualifying shares.

                                      III-7

     The following table sets forth, as of January 31, 2001, the amount of The Williams Companies, Inc. Common Stock beneficially owned by each of the Company's directors, each of the executive officers named in the Summary Compensation Table and by all directors and nominees and executive officers as a group.

                                                              SHARES
                                             SHARES OF      UNDERLYING
                                               COMMON         OPTIONS
                                            STOCK OWNED     EXERCISABLE                PERCENT
                                            DIRECTLY OR       WITHIN                     OF
NAME OF INDIVIDUAL OR GROUP                INDIRECTLY(1)    60 DAYS(2)       TOTAL      CLASS
---------------------------                --------------   -----------    ---------   -------
Keith E. Bailey..........................    2,167,710         150,000     2,317,710       *
Delwin L. Bothof.........................      100,000          32,500       132,500       *
John C. Bumgarner, Jr. ..................    1,070,102          60,000     1,130,102       *
Ross K. Ireland..........................            0               0             0       *
Howard E. Janzen.........................      218,904         120,002       338,906       *
Michael P. Johnson, Sr. .................       23,204          55,250        78,454       *
Robert W. Lawless........................        1,000               0         1,000       *
Steven J. Malcolm........................       75,226         202,938       278,164       *
Patti L. Schmigle........................       18,558         103,250(3)    121,808       *
Scott E. Schubert........................       30,873           2,500        33,373       *
Frank M. Semple..........................      179,089         162,500       341,589       *
H. Brian Thompson........................        5,000               0         5,000       *
Cuba Wadlington, Jr. ....................      147,970         224,102       372,072       *
All directors and executive officers as a
  group (18 persons)(4)..................    4,318,953       1,346,085     5,665,038     1.4%

---------------

 *  Less than 1 percent.

(1) Includes shares held under the terms of incentive and investment plans as follows: Mr. Bailey, 253,009, including 181,681 over which he has sole voting and investment power; Mr. Bothof, 12,091, including 11,433 over which he has sole voting and investment power; Mr. Bumgarner, 427,654, including 228,973 over which he has sole voting and investment power; Mr. Janzen, 62,002, including 60,233 over which he has sole voting and investment power; Mr. Johnson, 22,900, including 1,553 over which he has sole voting and investment power; Mr. Malcolm, 53,268, including 33,852 over which he has sole voting and investment power; Ms. Schmigle, 16,287, including 14,936 over which she has sole voting and investment power, and including 747 shares held by Ms. Schmigle's spouse and of which Ms. Schmigle disclaims beneficial ownership; Mr. Schubert, 14,873, including 1,583 over which he has sole voting and investment power; Mr. Semple, 65,676, including 55,760 over which he has sole voting and investment power; and Mr. Wadlington, 116,199, including 105,371 over which he has sole voting and investment power.

(2) The Securities and Exchange Commission deems a person to have beneficial ownership of all shares that that person has the right to acquire within 60 days. The shares indicated represent stock options granted under the Company's Stock Plans. Shares subject to option cannot be voted.

(3) Includes 4,250 options held by Ms. Schmigle's spouse and of which Ms. Schmigle disclaims beneficial ownership.

(4) Does not include security ownership of Mr. J. Cliff Eason, who ceased being a director on January 24, 2001; Mr. Lawrence C. Littlefield, who ceased being an executive officer on February 15, 2000; Mr. Jack D. McCarthy, who ceased being a director on October 17, 2000, and Mr. Roy A. Wilkens, who ceased being a director on December 31, 2000.

                                      III-8

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                           STOCK OPTION LOAN PROGRAM
 1985, 1990 AND 1996 STOCK PLANS AND 1996 STOCK PLAN FOR NON-EMPLOYEE DIRECTORS

     There is no provision for loans in the Williams Communications Group, Inc. 1999 Stock Plan; however, the stock option loan programs for The Williams Companies, Inc. 1996 Stock Plan, The Williams Companies, Inc. 1996 Stock Plan for Non-Employee Directors, The Williams Companies, Inc. 1990 Stock Plan, and The Williams Companies 1985 Stock Plan provide that loans using stock certificates as collateral may be either for a three- or five-year term. Interest payments are due annually during the term of the loan and interest rates are based on the minimum applicable federal rates required to avoid imputed income. The principal amount is due at the end of the loan term, provided, however, that a participant may request, prior to the end of a loan term, a new loan that may be granted at the discretion of the company. Participants who leave the company during the loan period are required to pay the loan balance and any accrued interest within 30 days of termination.

                                                                                       AMOUNT
                                INTEREST   TOTAL INTEREST OVER   LARGEST AMOUNT     OUTSTANDING
NAME                              RATE        TERM OF LOAN       DUE DURING 2000      2/28/01
----                            --------   -------------------   ---------------   --------------
Keith E. Bailey...............    6.28%      $    50,641.92      $   163,499.92    $           --
Keith E. Bailey...............    6.58%      $    71,656.20      $   220,941.09    $           --
Keith E. Bailey...............    6.42%      $    67,673.84      $   253,517.81    $           --
Keith E. Bailey...............    6.80%      $    49,588.48      $   241,628.36    $           --
Keith E. Bailey...............    6.80%      $    59,459.20      $   221,858.04    $           --
Keith E. Bailey...............    6.80%      $    36,162.67      $   113,593.32    $   107,529.89
Keith E. Bailey...............    5.68%      $   406,609.84      $ 1,513,046.81    $ 1,444,869.99
Keith E. Bailey...............    5.57%      $ 1,026,811.18      $ 3,892,296.45    $ 3,720,129.75
Keith E. Bailey...............    5.54%      $ 1,670,829.99      $ 6,366,043.25    $ 6,085,893.09
Keith E. Bailey...............    6.45%      $   484,833.60      $ 2,632,327.91    $ 2,531,723.45
Keith E. Bailey...............    6.53%      $ 1,786,619.91      $ 9,424,339.42    $ 9,216,326.17
           Total..............               $ 5,710,886.83      $25,043,092.38    $23,106,472.34
Delwin L. Bothof..............    5.42%      $   241,045.04      $ 1,562,790.13    $ 1,495,429.60
Delwin L. Bothof..............    4.67%      $    69,781.32      $   628,020.00    $   604,529.26
           Total..............               $   310,826.36      $ 2,190,810.13    $ 2,099,958.86
John C. Bumgarner, Jr.........    5.91%      $   203,927.62      $ 1,170,111.16    $           --
John C. Bumgarner, Jr.........    6.46%      $   104,168.11      $ 1,223,601.85    $ 1,182,329.70
John C. Bumgarner, Jr.........    5.42%      $   559,102.89      $ 3,624,884.80    $ 3,468,642.31
John C. Bumgarner, Jr.........    5.42%      $   373,329.60      $ 2,420,443.18    $ 2,316,115.48
           Total..............               $ 1,240,528.22      $ 8,439,040.99    $ 6,967,087.49
Gerald L. Carson..............    5.59%      $   190,927.04      $   694,643.65    $   663,813.23
           Total..............               $   190,927.04      $   694,643.65    $   663,813.23
James R. Herbster.............    6.74%      $    17,864.37      $    56,582.88    $    53,587.53
James R. Herbster.............    6.49%      $   119,416.00      $   391,883.17    $   371,860.57
James R. Herbster.............    5.93%      $    77,115.43      $   275,508.90    $   262,578.83
           Total..............               $   214,395.80      $   723,974.95    $   688,026.93
Howard E. Janzen..............    5.70%      $    80,997.64      $   500,003.83    $           --
Howard E. Janzen..............    5.69%      $    87,092.51      $   323,543.31    $   308,940.39
Howard E. Janzen..............    5.77%      $    38,864.87      $   142,486.55    $   135,970.05
Howard E. Janzen..............    4.71%      $    25,451.88      $   112,692.14    $   108,898.77
Howard E. Janzen..............    4.71%      $    27,328.23      $   120,999.99    $   116,926.94
Howard E. Janzen..............    4.71%      $    54,070.99      $   239,407.68    $   231,348.85

                                      III-9

                                                                                       AMOUNT
                                INTEREST   TOTAL INTEREST OVER   LARGEST AMOUNT     OUTSTANDING
NAME                              RATE        TERM OF LOAN       DUE DURING 2000      2/28/01
----                            --------   -------------------   ---------------   --------------
Howard E. Janzen..............    4.83%      $   114,621.70      $   492,021.37    $   478,329.58
Howard E. Janzen..............    5.37%      $   101,999.39      $   391,455.23    $   383,183.51
Howard E. Janzen..............    6.71%      $   173,152.09      $   541,837.88    $   521,699.39
Howard E. Janzen..............    6.71%      $   178,617.93      $   558,941.91    $   538,167.73
Howard E. Janzen..............    6.62%      $   180,651.86      $   564,828.35    $   551,616.25
Howard E. Janzen..............    5.87%      $   163,847.67      $   559,241.97    $   559,239.28
           Total..............               $ 1,226,696.76      $ 4,547,460.21    $ 3,934,320.74
Lawrence C. Littlefield.......    5.54%      $   109,692.00      $   696,564.03    $           --
           Total..............               $   109,692.00      $   696,564.03    $           --
Jack D. McCarthy..............    6.23%      $   107,056.32      $   365,091.24    $   347,141.00
Jack D. McCarthy..............    6.23%      $   108,144.83      $   368,803.37    $   350,670.59
Jack D. McCarthy..............    6.23%      $   106,111.35      $   361,868.64    $   344,076.85
Jack D. McCarthy..............    5.59%      $    28,721.07      $   120,963.92    $   115,595.15
Jack D. McCarthy..............    5.59%      $    29,013.10      $   122,193.81    $   116,770.48
Jack D. McCarthy..............    5.59%      $    28,467.56      $   119,896.19    $   114,574.81
Jack D. McCarthy..............    6.42%      $    97,467.41      $   323,130.32    $   306,787.80
Jack D. McCarthy..............    6.42%      $   100,999.44      $   334,839.90    $   317,905.19
Jack D. McCarthy..............    6.42%      $    66,565.13      $   220,681.05    $   209,519.97
Jack D. McCarthy..............    5.59%      $    26,566.90      $   125,456.11    $   119,887.99
Jack D. McCarthy..............    5.59%      $    27,529.63      $   130,002.43    $   124,232.50
Jack D. McCarthy..............    5.59%      $    18,143.80      $    85,679.94    $    81,877.21
Jack D. McCarthy..............    4.83%      $   301,392.00      $ 1,308,278.41    $ 1,257,743.63
Jack D. McCarthy..............    6.21%      $     8,504.25      $    66,784.97    $    63,745.52
Jack D. McCarthy..............    6.21%      $    12,452.27      $    97,789.33    $    93,338.83
Jack D. McCarthy..............    6.21%      $     7,340.67      $    57,647.24    $    55,023.64
Jack D. McCarthy..............    6.80%      $    17,328.98      $   130,353.80    $   124,719.18
Jack D. McCarthy..............    6.80%      $    31,942.00      $   196,709.05    $   188,206.23
Jack D. McCarthy..............    6.80%      $    32,266.77      $   198,709.10    $   190,119.84
Jack D. McCarthy..............    6.80%      $    31,300.96      $   192,761.35    $   184,429.16
Jack D. McCarthy..............    6.33%      $    10,769.73      $   108,151.74    $   106,693.44
Jack D. McCarthy..............    6.33%      $     7,355.16      $    73,861.97    $    72,866.02
Jack D. McCarthy..............    6.33%      $    50,571.34      $   227,602.36    $   224,533.37
           Total..............               $ 1,256,010.67      $ 5,337,256.24    $ 5,110,458.40
Frank M. Semple...............    5.42%      $   181,654.27      $ 1,171,318.14    $ 1,120,831.17
           Total..............               $   181,654.27      $ 1,171,318.14    $ 1,120,831.17
William G. von Glahn..........    5.83%      $    64,363.20      $   371,056.51    $           --
William G. von Glahn..........    5.83%      $     1,287.26      $     7,486.97    $           --
William G. von Glahn..........    5.83%      $     1,287.26      $     7,486.97    $           --
William G. von Glahn..........    5.83%      $     6,296.40      $    36,621.00    $           --
William G. von Glahn..........    5.91%      $     6,240.96      $    35,388.08    $           --
William G. von Glahn..........    6.23%      $    11,961.60      $    65,179.78    $           --
William G. von Glahn..........    6.23%      $    11,662.56      $    63,550.27    $           --
William G. von Glahn..........    5.54%      $    23,156.31      $   141,611.91    $           --
William G. von Glahn..........    5.54%      $    32,907.60      $   201,245.68    $           --
William G. von Glahn..........    5.59%      $    32,418.94      $   152,049.60    $           --
William G. von Glahn..........    5.59%      $     3,431.31      $    15,451.40    $           --
William G. von Glahn..........    5.59%      $     3,619.26      $    16,264.64    $           --
William G. von Glahn..........    5.39%      $     4,632.86      $    39,012.43    $           --

                                      III-10

                                                                                       AMOUNT
                                INTEREST   TOTAL INTEREST OVER   LARGEST AMOUNT     OUTSTANDING
NAME                              RATE        TERM OF LOAN       DUE DURING 2000      2/28/01
----                            --------   -------------------   ---------------   --------------
William G. von Glahn..........    5.39%      $     4,831.80      $    40,637.94    $           --
William G. von Glahn..........    5.39%      $     3,092.09      $    20,221.45    $           --
William G. von Glahn..........    5.48%      $    76,281.60      $   489,427.21    $   468,110.15
William G. von Glahn..........    5.57%      $    55,700.00      $   211,139.97    $   201,800.71
William G. von Glahn..........    5.54%      $   113,547.84      $   432,629.58    $   413,590.86
William G. von Glahn..........    5.28%      $    40,757.26      $   184,239.99    $   176,493.59
William G. von Glahn..........    5.82%      $   200,208.00      $   728,041.60    $   694,472.48
William G. von Glahn..........    5.98%      $    45,448.00      $   161,089.57    $   153,469.28
William G. von Glahn..........    6.20%      $       551.17      $     3,910.45    $           --
William G. von Glahn..........    6.20%      $       551.17      $     3,910.45    $           --
William G. von Glahn..........    5.74%      $     6,485.13      $    71,837.34    $    68,568.04
William G. von Glahn..........    6.20%      $    18,494.68      $    84,960.02    $    80,801.75
William G. von Glahn..........    6.71%      $   235,558.58      $   735,450.65    $   709,727.32
           Total........................     $ 1,004,772.84      $ 4,319,901.46    $ 2,967,034.18
           Grand Total..................     $11,446,390.79      $53,164,062.18    $46,658,003.34

---------------

* Includes information for James R. Herbster and Jack D. McCarthy, who are former directors, and for Delwin L. Bothof, Lawrence C. Littlefield, and William G. von Glahn, who are former executive officers.

     Williams agreed to loan Scott E. Schubert, in connection with his employment agreement, approximately $4,000,000 to provide funds to exercise options granted by his former employer. Currently Mr. Schubert has three such loans outstanding, the first two of which were made on June 22, 1999, in the principal amount of $1,200,000 and bearing an interest rate of 4.98 percent and in the principal amount of $800,000 and bearing an interest rate of 5.37 percent and the third of which was made on February 29, 2000 in the principal amount of $2,000,000 and bearing an interest rate of 6.56 percent.

     John C. Bumgarner, a director and President, Strategic Investments, of the Company, owns real estate and leases a portion of it to subsidiaries of the Company for use as office space. In 2000, payments under these leases approximated $1,089,000. These leases remain in place, and the Company expects its subsidiaries to make similar payments approximating $92,276 per month for the term of the leases.

     Ross K. Ireland, a director of WCG, is Senior Executive Vice President for SBC Communications Inc. An SBC subsidiary purchases wholesale long distance service from WCG. Revenues from SBC totaling $169,446,000 for the year ended December 31, 2000 represent 20.2% of total WCG revenues.

     Included in WCG's revenues are charges to Williams and its subsidiaries and affiliates for managing their internal telephone operations of approximately $10,400,000, $10,000,000, and $7,700,000 for 2000, 1999, and 1998, respectively.
Charges are for communications services that WCG obtains from WorldCom and resells internally. The agreement with WorldCom, which was entered into at the time Williams sold its business to them, provides for certain amounts of service on the WorldCom network for a 35-year term. WCG receives services on the portion of the network which WorldCom owns at no cost, and on portions which WorldCom leases at its cost. WCG resells these communication services to Williams and its subsidiaries and affiliates at market rates.

     In addition, WCG's revenues include charges to Williams' gas pipelines for managing microwave frequencies of approximately $3,800,000, $4,300,000, and $4,300,000 for 2000, 1999, and 1998, respectively. WCG owns portions of these microwave frequencies, which it acquired from and

                                      III-11
leases to the gas pipelines. These leases are for a 10-year term, and the rental payments are equal to WCG's purchase cost plus a market rate of return.

     Williams has entered into agreements with WCG for the provision of administrative and other services to WCG, for the lease of certain property and facilities, for the sharing of tax liabilities and benefits, and the license of the Williams name and logo. WCG paid Williams approximately $36,200,000 and $21,200,000 in 2000 and 1999, respectively, for these items.

     SBC Communications Inc., which owns approximately 21.8 percent of the outstanding shares of WCG's Class A common stock, has entered into a series of agreements with WCG under which SBC must first seek to obtain domestic voice and data long distance services from WCG for 20 years; WCG must first seek to obtain select international wholesale services and various other services, including toll-free, operator, calling card, and directory assistance services, from SBC for 20 years; and WCG and SBC will sell each other's products to their respective customers and provide installation and maintenance of communications equipment and other services. During 2000 and 1999, WCG paid $51,700,000 and $13,200,000, respectively, to SBC pursuant to these agreements, and SBC paid $169,500,000 and $2,500,000, respectively to WCG.

     WCG has entered into an agreement with SBC pursuant to which WCG will provide SBC with local transport service in New York, Boston, and Denver, and with colocation services in New York, Seattle, and Miami. Subject to best pricing, quality of service, and other requirements, WCG and SBC have agreed to give each other a right of first refusal to provide telecommunications services where WCG or SBC has such services available.

     In addition, in June 2000, WCG acquired SBC's interests in undersea communications cables between the United States and China, and between the United States and Japan, for a purchase price of approximately $111,400,000, which was determined based on arm's length negotiations. SBC originally paid $87,880,524.16 for its interests in the cables.

     In September 2000, WCG acquired the long distance network assets of Ameritech Communications, Inc., a subsidiary of SBC, for a purchase price of $145,000,000, which was determined based on arm's length negotiations. SBC purchased the assets as part of a larger transaction and allocated $154,000,000 of the purchase price to these assets.

     A subsidiary of Intel Corporation, which owns approximately 9.9 percent of the outstanding shares of WCG's Class A common stock, has entered into a 10-year master alliance agreement with WCG under which each will purchase services from the other and work together to create a co-marketing arrangement. The services WCG provides include domestic transport services, and Intel provides Web-hosting services. Subject to WCG's meeting price, quality of service, and other specifications, Intel will purchase a significant portion of its yearly domestic transport requirements from WCG.

     Telefonos de Mexico, S.A. de C.V., which owns approximately 5.0 percent of the outstanding shares of WCG's Class A common stock, has entered into agreements with WCG under which Telefonos de Mexico must first seek to obtain select international wholesale services and various other services from WCG for 20 years, and WCG must first seek to obtain select international wholesale services and various other services from Telefonos de Mexico for 20 years. In addition, Telefonos de Mexico and WCG have entered into an interconnection agreement and are negotiating additional agreements for the purchase and sale of telecommunications services.

     During the first quarter of 2000, in a series of transactions involving SBC and Telefonos de Mexico, WCG sold a portion of its investment in ATL, which reduced its economic interest in ATL to 50 percent. WCG sold seven percent of its interest in ATL's preferred shares and 30 percent of its interest in ATL's common stock, together representing a 15 percent economic interest in ATL. The purchase price of approximately $168 million was determined based on arm's length negotiations. WCG originally paid approximately $30 million for the interest it sold.

                                      III-12

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Covered by report of independent auditors:
  Consolidated statements of operations for the three years
     ended December 31, 2000................................  F-18
  Consolidated balance sheets at December 31, 2000 and
     1999...................................................  F-19
  Consolidated statements of stockholders' equity for the
     three years ended December 31, 2000....................  F-20
  Consolidated statements of cash flows for the three years
     ended December 31, 2000................................  F-21
  Notes to consolidated financial statements................  F-22
  Schedules for the three years ended December 31, 2000:
      I -- Condensed financial information of registrant....   V-1
     II -- Valuation and qualifying accounts................   V-4
Not covered by report of independent auditors:
  Quarterly financial data (unaudited)......................  F-56

All other schedules have been omitted since the required information is not present or is not present in amount sufficient to require submission of the schedules, or because the information required is included in the financial statements and notes thereto.

(a)(3); and (c)            The documents in the Exhibit List below are filed as part of this annual report.

                                  EXHIBIT LIST

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          3.1*           -- Restated Certificate of Incorporation of the Company
                            (filed as Exhibit 3.1 to the Current Report on Form 8-K
                            dated October 1, 1999 (the "October 1999 8-K"))
          3.2*           -- Restated By-laws of the Company (filed as Exhibit 3.2 to the October 1999 8-K)
          4.1*           -- Specimen certificate of common stock (filed as Exhibit
                            4.1 to Registration Statement No. 333-76007 on Form S-1
                            relating to an equity offering (the "Equity Registration
                            Statement"), dated April 9, 1999)
          4.2*           -- Certificate of designation of Series A Junior
                            Participating Preferred Stock (filed as Exhibit 4.1 to
                            the October 1999 8-K)
          4.3*           -- Specimen certificate of Class B common stock (filed as
                            Exhibit 4.2 to the Equity Registration Statement dated
                            April 9, 1999)
          4.4*           -- Indenture governing notes dated October 6, 1999 between the Company and The Bank of New York, Trustee (filed as
                            Exhibit 4.2 to the October 1999 8-K)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          4.5*           --Indenture dated as of August 8, 2000 between the Company and The Bank of New York, as trustee relating to the
                            11.70% Senior Redeemable Notes due 2008 and the 11.875%
                            Senior Redeemable Notes due 2010 (filed as Exhibit 4.1 to
                            the S-4 dated October 12, 2000 (the "October 2000 S-4"))
          4.6*           --Registration Rights Agreement dated as of August 8, 2000 between the Company and the initial purchasers (filed as
                            Exhibit 4.2 to the October 2000 S-4)
          4.7*           --Certificate of Designation of 6.75% Redeemable Cumulative
                            Convertible Preferred Stock (filed as Exhibit 4.4 to the
                            October 2000 S-4)
         10.1*           -- Securities Purchase Agreement among Williams
                            Communications Group, Inc., The Williams Companies, Inc.
                            and Telefonos de Mexico, S.A. de C.V., dated May 25, 1999
                            (filed as Exhibit 10.1 to the Equity Registration
                            Statement, Amendment No. 1, dated May 27, 1999)
         10.2*           -- Amended and Restated Alliance Agreement Between Telefonos
                            de Mexico, S.A. de C.V. and Williams Communications,
                            Inc., dated May 25, 1999 (filed as Exhibit 10.2 to the
                            Equity Registration Statement, Amendment No. 8, dated
                            September 29, 1999)
         10.3*           -- Securities Purchase Agreement dated as of May 24, 1999 by and among Williams Communication Group, Inc., The
                            Williams Companies, Inc. and Intel Corporation (filed as
                            Exhibit 10.3 to the Equity Registration Statement,
                            Amendment No. 3, dated July 12, 1999)
         10.4*           -- Master Alliance Agreement Between Intel Internet Data
                            Services and Williams Communications, Inc., dated as of
                            May 24, 1999 (filed as Exhibit 10.4 to the Equity
                            Registration Statement, Amendment No. 1, dated May 27,
                            1999)
         10.5*           -- Fiber Lease Agreement between Metromedia Fiber Network
                            Services, Inc. and Williams Communications, Inc., dated
                            September 16, 1999 (filed as Exhibit 10.5 to the Equity
                            Registration Statement, Amendment No. 8, dated September
                            29, 1999)
         10.6*           -- Fiber Lease Agreement between Williams Communications,
                            Inc. and Metromedia Fiber National Network Services,
                            Inc., dated September 16, 1999 (filed as Exhibit 10.6 to
                            the Equity Registration Statement, Amendment No. 8, dated
                            September 29, 1999)
         10.7*           -- Shareholders Agreement by and among Metrogas S.A.,
                            Williams International Telecom (Chile) Limited, and
                            Metrocom S.A., dated March 30, 1999 and Letter Agreement
                            dated March 30, 1999 (filed as Exhibit 10.8 the Equity
                            Registration Statement, Amendment No. 3, dated July 29,
                            1999)
         10.8*           -- Share Purchase Agreement by and Among Lightel, S.A.
                            Technologia de Informacao, Williams International ATL
                            Limited, Johi Representacoes Ltda and ATL-Algar Telecom
                            Leste, S.A., dated as of March 25, 1999 (filed as Exhibit
                            10.9 to the Equity Registration Statement, Amendment No.
                            1, dated May 27, 1999)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.9*           -- Master Alliance Agreement between SBC Communications Inc.
                            and Williams Communications, Inc. dated February 8, 1999
                            (filed as Exhibit 10.10 the Equity Registration
                            Statement, Amendment No. 1, dated May 27, 1999)
         10.10*          -- Transport Services Agreement dated February 8, 1999,
                            between Southwestern Bell Communication Services, Inc.
                            and Williams Communications, Inc. (filed as Exhibit 10.11
                            to the Equity Registration Statement, Amendment No. 1,
                            dated May 27, 1999)
         10.11*          -- Securities Purchase Agreement dated February 8, 1999,
                            between SBC Communications Inc. and Williams
                            Communications Group, Inc. (filed as Exhibit 10.12 to the
                            Equity Registration Statement, Amendment No. 1, dated May
                            27, 1999)
         10.12*          -- Amended and Restated Lease for Bank of Oklahoma Tower, as
                            of January 1, 1999, by and between Williams Headquarters
                            Building Company and The Williams Companies, Inc. (filed
                            as Exhibit 10.14 the Equity Registration Statement,
                            Amendment No. 1, dated May 27, 1999)
         10.13*          -- Lease as of January 1, 1999, for Williams Technology
                            Center, by and between Williams Headquarters Building
                            Company and Williams Communications Group, Inc. (filed as
                            Exhibit 10.15 to the Equity Registration Statement,
                            Amendment No. 1, dated May 27, 1999)
         10.14*          -- Lease as of January 1, 1999, for Williams Resource
                            Center, by and between Williams Headquarters Building
                            Company and Williams Communications Group, Inc. (filed as
                            Exhibit 10.16 the Equity Registration Statement,
                            Amendment No. 1, dated May 27, 1999)
         10.15*          -- Wireless Fiber IRU Agreement by and between WinStar
                            Wireless, Inc. and Williams Communications, Inc.,
                            effective as of December 17, 1998 (filed as Exhibit 10.17
                            to the Equity Registration Statement, Amendment No. 1,
                            dated July 12, 1999)
         10.16*          -- IRU Agreement between WinStar Wireless, Inc. and Williams
                            Communications, Inc., dated December 17, 1998 (long
                            haul), together with Clarification Agreement effective as
                            of December 17, 1998 and Side Agreement dated March 31,
                            1999 (filed as Exhibit 10.18 to the Equity Registration
                            Statement, Amendment No. 1, dated May 27, 1999)
         10.17*          -- UtiliCom Networks, Inc. Note and Warrant Purchase
                            Agreement dated December 15, 1998. (filed as Exhibit
                            10.19 to the Equity Registration Statement, Amendment No.
                            3, dated July 12, 1999)
         10.18*          -- Consolidated IRU Agreement by and among IXC Carrier,
                            Inc., Vyvx, Inc. and The WilTech Group, dated December 9,
                            1998 and Amendment No. 4, dated December 22, 1998 (filed
                            as Exhibit 10.20 to the Equity Registration Statement,
                            Amendment No. 2, dated July 6, 1999)
         10.19*          -- Stock Purchase Agreement for CNG Computer Networking
                            Group Inc. by and among The Sellers (1310038 Ontario
                            Inc., George Johnston, Hayden Marcus, The H. Marcus
                            Family Trust and Gary White), WilTel Communications
                            (Canada), Inc. and Williams Communications Solutions,
                            LLC, dated October 13, 1998 (filed as Exhibit 10.21 to
                            the Equity Registration Statement, Amendment No. 6, dated
                            August 18, 1999)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.20*          -- Preferred Stock Purchase by and among UniDial Holdings,
                            Inc. and Williams Communications, Inc., dated October 2,
                            1998 (filed as Exhibit 10.22 to the Equity Registration
                            Statement, Amendment No. 6, dated August 18, 1999)
         10.21*          -- Amended and Restated Lease between State Street Bank &
                            Trust Co. of Connecticut, National Association, as
                            Lessor, and Williams Communications, Inc., as Lessee, as
                            of September 2, 1998 (filed as Exhibit 10.23 to the
                            Equity Registration Statement, Amendment No. 3, dated
                            July 12, 1999)
         10.22*          -- Amended and Restated Participation Agreement dated as of
                            September 2, 1998, among Williams Communications, Inc.;
                            State Street Bank & Trust Company of Conn., National
                            Association, as Trustee; Note Holders and Certificate
                            holders; APA Purchasers; State Street Bank & Trust Co.,
                            as Collateral Agent; and Citibank, N.A., as agent, with
                            Citibank, N.A. and Bank of Montreal as Co-Arrangers;
                            Royal Bank of Canada, as Documentation Agent; and Bank of
                            America, The Chase Manhattan Bank and Toronto Dominion,
                            as Managing Agents (filed as Exhibit 10.24 to the Equity
                            Registration, Amendment No. 1, dated May 27, 1999)
         10.23*          -- Capacity Purchase Agreement between Williams
                            Communications, Inc. and Intermedia Communications, Inc.,
                            dated January 5, 1998 and Amendment dated August 5, 1998
                            (filed as Exhibit 10.25 to the Equity Registration
                            Statement, Amendment No. 6, dated August 18, 1999)
         10.24*          -- Settlement and Release Agreement by and between WorldCom
                            Network Services, Inc. and Williams Communications, Inc.,
                            dated July 1, 1998 (filed as Exhibit 10.26 to the Equity
                            Registration Statement, Amendment No. 6, dated August 18,
                            1999)
         10.25*          -- Umbrella Agreement by and between DownTown Utilities Pty
                            Limited, WilTel Communications Pty Limited, Spectrum
                            Network Systems Limited, CitiPower Pty, Energy Australia,
                            South East Queensland Electricity Corporation Limited,
                            Williams Holdings of Delaware Inc. and Williams
                            International Services Company, dated June 19, 1998
                            (filed as Exhibit 10.27 to the Equity Registration
                            Statement, Amendment No. 1, dated May 27, 1999)
         10.26*          -- Carrier Services Agreement between Vyvx, Inc. and U S
                            WEST Communications, Inc., dated January 5, 1998, and
                            Amendment No. 1, dated June 14, 1999 (filed as Exhibit
                            10.28 to the Equity Registration Statement, Amendment No.
                            1, dated May 27, 1999)
         10.27*          -- Distributorship Agreement by and between Northern Telecom
                            Limited and WilTel Communications, L.L.C., dated January
                            1, 1998 (filed as Exhibit 10.29 to the Equity
                            Registration Statement, Amendment No. 6, dated August 18,
                            1999)
         10.28*          -- Common Stock and Warrant Purchase Agreement by and among
                            Concentric Network Corporation and Williams
                            Communications Group, Inc., dated July 25, 1997 (filed as
                            Exhibit 10.30 to the Equity Registration, Amendment No.
                            1, dated May 27, 1999)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.29*          -- Note and Warrant Purchase Agreement by and among
                            Concentric Network Corporation and Williams
                            Communications Group, Inc., dated June 19, 1997 (filed as
                            Exhibit 10.31 to the Equity Registration Statement,
                            Amendment No. 3, dated July 12, 1999)
         10.30*          -- Limited Liability Company Agreement of WilTel
                            Communications, LLC, by and between Williams
                            Communication Group, Inc. and Northern Telecom, Inc.,
                            dated April 30, 1997 (filed as Exhibit 10.32 to the
                            Equity Registration Statement, Amendment No. 6, dated
                            August 18, 1999)
         10.31*          -- Share Purchase Agreement for TTS Meridian Systems Inc. by
                            and among Northern Telecom Limited, WilTel
                            Communications, LLC and 1228966 Ontario Inc., dated April
                            30, 1997 (filed as Exhibit 10.33 to the Equity
                            Registration Statement, Amendment No. 6 dated August 18,
                            1999)
         10.32*          -- Formation Agreement by and between Northern Telecom, Inc.
                            and Williams Communications Group, Inc., dated April 1,
                            1997 (filed as Exhibit 10.34 to the Equity Registration
                            Statement, Amendment No. 6, dated August 18, 1999)
         10.33*          -- Purchase Agreement among ABC Industria e Comercio
                            S.A.-ABC INCO, Lightel S.A. Tecnologia da Informacao,
                            Algar S.A.-Empreendimentos e Participacoes and Williams
                            International Telecom Limited, dated January 21, 1997
                            (filed as Exhibit 10.35 to the Equity Registration
                            Statement, Amendment No. 1, dated May 27, 1999)
         10.34*          -- Subscription and Shareholders Agreement among Lightel
                            S.A. Tecnologia da Informacao, Algar S.A.-Empreendimentos
                            e Participacoes and Williams International Telecom
                            Limited, dated January 21, 1997 (filed as Exhibit 10.36
                            to the Equity Registration Statement, Amendment 1, dated
                            May 27, 1999)
         10.35*          -- Sublease Agreement as of June 1, 1996, by and between
                            Transcontinental Gas Pipeline Company and Williams
                            Telecommunications Systems, Inc. (filed as Exhibit 10.37
                            to the Equity Registration Statement, Amendment No. 1,
                            dated May 27, 1999)
         10.36*          -- System Use and Service Agreement between WilTel, Inc. and
                            Vyvx, Inc. effective as of January 1, 1994 (filed as
                            Exhibit 10.38 to the Equity Registration Statement,
                            Amendment No. 1, dated May 27, 1999)
         10.37*          -- Administrative Services Agreement dated September 30,
                            1999 between the Company and its Subsidiaries as
                            identified therein and The Williams Companies, Inc.
                            ("TWC") and its Subsidiaries as identified therein (filed
                            as Exhibit 10.1 to the October 1999 8-K)
         10.38*          -- Service Agreement September 30, 1999 between Williams
                            Information Services Corporation ("WISC") and the Company
                            (filed as Exhibit 10.2 to the October 1999 8-K)
         10.39*          -- Tax Sharing Agreement dated September 30, 1999 between
                            TWC and the Company (filed as Exhibit 10.3 to the October
                            1999 8-K)
         10.40*          -- Indemnification Agreement dated September 1, 1999 between
                            TWC and the Company (filed as Exhibit 10.4 to the October
                            1999 8-K)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.41*          -- Rights Agreement between the Company and The Bank of New
                            York, Rights Agent, dated as of September 30, 1999 (filed
                            as Exhibit 10.5 to the October 1999 8-K)
         10.42*          -- Registration Rights Agreement dated September 30, 1999
                            between TWC and the Company (filed as Exhibit 10.6 to the
                            October 1999 8-K)
         10.43*          -- Separation Agreement dated September 30, 1999 between TWC and the Company (filed as Exhibit 10.7 to the October
                            1999 8-K)
         10.44*          -- Call option agreement by and among Williams Holdings of
                            Delaware, Inc., Williams International Company, Williams
                            International Telecom Limited, and Williams
                            Communications Group, Inc. dated May 27, 1999 (filed as
                            Exhibit 10.46 to the Equity Registration Statement,
                            Amendment No. 1, dated May 27, 1999)
         10.45*          -- Cross License Agreement dated September 30, 1999 between
                            WISC, TWC and the Company (filed as Exhibit 10.8 to the
                            October 1999 8-K)
         10.46*          -- Technical, Management and Administrative Service
                            Agreement dated May 27, 1999 between Williams
                            International Company and the Company (filed as Exhibit
                            10.9 to the October 1999 8-K)
         10.47*          -- The Williams Companies, Inc. 1996 Stock Plan (filed as
                            Exhibit 10.49 to the Equity Registration Statement,
                            Amendment No. 1, dated May 27, 1999)
         10.48*          -- The Williams Companies, Inc. Stock Plan for Nonofficer
                            Employees (filed as Exhibit 10.50 to the Equity
                            Registration Statement, Amendment No. 1, dated May 27,
                            1999)
         10.49*          -- Williams Communications Stock Plan (filed as Exhibit
                            10.51 to the Equity Registration Statement, Amendment No.
                            1, dated May 27, 1999)
         10.50*          -- Williams Communications Group, Inc. 1999 Stock Plan
                            (filed as Exhibit 10.52 to the Equity Registration
                            Statement, Amendment No. 3, dated July 12, 1999)
         10.51*          -- Williams Pension Plan (filed as Exhibit 10.53 to the
                            Equity Registration Statement, Amendment No. 1, dated May
                            27, 1999)
         10.52*          -- Solutions LLC Pension Plan (filed as Exhibit 10.54 to the
                            Equity Registration Statement, Amendment No. 1, dated May
                            27, 1999)
         10.53*          -- Williams Communications Change in Control Severance Plan
                            (filed as Exhibit 10.55 to the Equity Registration
                            Statement, Amendment No. 3, dated July 12, 1999)
         10.54*          -- Stock Purchase Agreement by and between Williams Communi-
                            cations, Inc. Conferencing Acquisition Corporation and
                            Genesys, S.A. dated as of June 30, 1999 (filed as Exhibit
                            10.56 to the Equity Registration Statement, Amendment No.
                            6, dated August 18, 1999)
         10.55*          -- Loan agreement dated as of September 8, 1999 between
                            Williams Communications, Inc. and The Williams Companies,
                            Inc. (filed as Exhibit 10.57 to the Equity Registration
                            Statement, Amendment No. 8, dated September 29, 1999)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.56*          -- Williams Communications, Inc. Senior Credit Facilities
                            Commitment Letter, dated June 2, 1999. (filed as Exhibit
                            10.58 to the Equity Registration Statement, Amendment No.
                            4, July 14, 1999)
         10.57*          -- Credit Agreement dated as of September 8, 1999 among
                            Williams Communications, Inc., Williams Communications
                            Group, Inc., the Lenders party thereto, Bank of America,
                            N.A. as Administrative Agent, and The Chase Manhattan
                            Bank as Syndication Agent (filed as Exhibit 10.60 to the
                            Equity Registration Statement, Amendment No. 8, dated
                            September 29, 1999)
         10.58*          -- Intercreditor Agreement dated as of September 8, 1999
                            among The Williams Companies, Inc., Williams
                            Communications Group, Inc., Williams Communications, Inc.
                            and Bank of America, N.A. as Administrative Agent (filed
                            as Exhibit 10.61 the Equity Registration Statement,
                            Amendment No. 8, dated September 29, 1999)
         10.59*          -- Subsidiary Guarantee dated as of September 8, 1999 of
                            each of Critical Connections, Inc., WCS Communications
                            Systems, Inc., WCS Microwave Services, Inc., WCS, Inc.,
                            Williams Communications of Virginia, Inc., Williams
                            International Ventures Company, Williams Learning
                            Network, Inc., Williams Local Network, Inc. and Williams
                            Wireless, Inc., in favor of Bank of America, N.A. as
                            Administrative Agent (filed as Exhibit 10.62 to the
                            Equity Registration Statement, Amendment No. 8, dated
                            September 29, 1999)
         10.60*          -- Securities Purchase Agreement Amendment and Addendum
                            dated as of September 24, 1999, among Williams
                            Communications Group, Inc., The Williams Companies, Inc.
                            and SBC Communications, Inc. (filed as Exhibit 10.64 to
                            the Equity Registration Statement, Amendment No. 8, dated
                            September 29, 1999)
         10.61*          -- Amendment No. 1 dated as of December 31, 1999 to Credit
                            Agreement dated as of September 8, 1999 among WCI, the
                            Company, the Lenders party thereto, and Bank of America,
                            N.A., The Chase Manhattan Bank, Bank of Montreal and The
                            Bank of New York, as agents thereunder (filed as Exhibit
                            10.60.1 to the Quarterly Report on Form 10-Q for the
                            quarterly period ended June 30, 2000, as filed on August
                            10, 2000)
         10.62*          -- Amendment No. 2 dated as of December 31, 1999 to Credit
                            Agreement dated as of September 8, 1999 among WCI, the
                            Company, the Lenders party thereto, and Bank of America,
                            N.A., The Chase Manhattan Bank, Bank of Montreal and The
                            Bank of New York, as agents thereunder (filed as Exhibit
                            10.60.2 to the Quarterly Report on Form 10-Q for the
                            quarterly period ended June 30, 2000, as filed on August
                            10, 2000)
         10.63*          -- Amended and Restated Credit Agreement dated as of
                            September 1, 2000 to the Credit Agreement dated as of
                            September 8, 1999, among WCI, the Company, the lenders
                            party thereto and Bank of America, N.A., The Chase
                            Manhattan Bank, Bank of Montreal and The Bank of New
                            York, as agents thereunder (filed as Exhibit 10.63 to the
                            October 2000 S-4)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.64           -- Sale and Purchase Agreement by and among Williams
                            Communi-cations, LLC, Williams Learning Network, Inc.,
                            Williams Communi-cations Solutions, LLC, Platinum Equity,
                            LLC, WCS Acquisition Corporation, and WCS Acquisition
                            LLC, dated as of January 29, 2001
         12              -- Statement re: Computation of Ratios
         21              -- Subsidiaries of the registrant
         23              -- Consent of Ernst & Young LLP
         24              -- Power of Attorney

---------------

 * Previously filed with the Securities and Exchange Commission as part of the filing indicated, and incorporated herein by reference.

(b) On October 30, 2000, WCG filed a Current Report on Form 8-K to report unaudited quarterly third quarter revenues.

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

Dated: March 12, 2001

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

               /s/ SCOTT E. SCHUBERT*                  Chief Financial Officer
-----------------------------------------------------  (principal financial officer)
                  Scott E. Schubert

                  /s/ KEN KINNEAR*                     Chief Accounting Officer
-----------------------------------------------------  (principal accounting officer)
                     Ken Kinnear

             /s/ JOHN C. BUMGARNER, JR.*               Director
-----------------------------------------------------
               John C. Bumgarner, Jr.

                /s/ ROSS K. IRELAND*                   Director
-----------------------------------------------------
                   Ross K. Ireland

               /s/ MICHAEL P. JOHNSON*                 Director
-----------------------------------------------------
                 Michael P. Johnson

             /s/ DR. ROBERT W. LAWLESS*                Director
-----------------------------------------------------
                Dr. Robert W. Lawless

                /s/ STEVEN J. MALCOM*                  Director
-----------------------------------------------------
                  Steven J. Malcom

               /s/ H. BRIAN THOMPSON*                  Director
-----------------------------------------------------
                  H. Brian Thompson

                      SIGNATURE                        TITLE
                      ---------                        -----


              /s/ CUBA WADLINGTON, JR.*                Director
--------------------------------------------------
                Cuba Wadlington, Jr.

* By:          /s/ SHAWNA L. GEHRES
     ---------------------------------------------
                  Shawna L. Gehres
                  Attorney-in-fact

Dated: March 12, 2001

                      WILLIAMS COMMUNICATIONS GROUP, INC.

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (DOLLARS IN THOUSANDS)

STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2000        1999        1998
                                                            ---------   ---------   ---------
Interest accrued..........................................  $(271,532)  $ (52,630)  $      --
Intercompany interest income..............................    271,532      52,630          --
                                                            ---------   ---------   ---------
Loss from continuing operations before equity in net loss
  of wholly-owned subsidiary..............................         --          --          --
Equity in net loss of wholly-owned subsidiary.............   (277,688)   (328,312)   (146,579)
Loss from continuing operations...........................   (277,688)   (328,312)   (146,579)
Loss from discontinued operations.........................   (540,000)    (31,389)    (39,150)
                                                            ---------   ---------   ---------
Net loss..................................................   (817,688)   (359,701)   (185,729)
Preferred stock dividends and amortization of preferred
  stock issuance costs....................................     (4,956)         --          --
                                                            ---------   ---------   ---------
Net loss attributable to common stockholders..............  $(822,644)  $(359,701)  $(185,729)
                                                            =========   =========   =========

BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              -----------   ----------
ASSETS
  Current assets............................................  $        --   $       --
  Investments:
     Equity in wholly-owned subsidiary......................   (1,450,499)    (551,962)
     Receivable from wholly-owned subsidiary................    5,925,310    4,649,333
  Unamortized debt issue costs..............................       74,633       55,259
                                                              -----------   ----------
          Total assets......................................  $ 4,549,444   $4,152,630
                                                              ===========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Interest accrued.......................................  $   104,118   $   51,147
     Preferred stock dividends accrued......................        4.734           --
  Long-term debt............................................    2,986,598    1,988,883
  6.75% redeemable cumulative convertible preferred stock...      240,722           --
  STOCKHOLDERS' EQUITY:
     Class A common stock...................................          682          682
     Class B common stock...................................        3,954        3,954
     Capital in excess of par value.........................    2,659,136    2,659,927
     Accumulated deficit....................................   (1,494,549)    (676,861)
     Accumulated other comprehensive income.................       44,049      124,898
                                                              -----------   ----------
          Total stockholders' equity........................    1,213,272    2,112,600
                                                              -----------   ----------
          Total liabilities and stockholders' equity........  $ 4,549,444   $4,152,630
                                                              ===========   ==========

STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                         -------------------------------------
                                                            2000          1999         1998
                                                         -----------   -----------   ---------
Net cash provided by operating activities..............  $        --   $        --   $      --
Financing Activities
  Change in receivable from wholly-owned subsidiary....   (1,214,869)   (3,491,517)   (299,493)
  Proceeds from long-term debt.........................      996,982     1,988,735          --
  Proceeds from issuance of common stock, net of
     expenses..........................................        4,166     1,468,085          --
  Proceeds from issuance of preferred stock, net of
     expenses..........................................      240,500            --          --
  Debt issue costs.....................................      (26,779)      (56,593)         --
  Capital contributions from The Williams Companies,
     Inc...............................................           --        91,290     299,493
                                                         -----------   -----------   ---------
                                                                  --            --          --
                                                         -----------   -----------   ---------
Increase in cash and cash equivalents..................           --            --          --
Cash and cash equivalents at beginning of period.......           --            --          --
                                                         -----------   -----------   ---------
Cash and cash equivalents at end of period.............  $        --   $        --   $      --
                                                         ===========   ===========   =========

                WILLIAMS COMMUNICATIONS GROUP, INC. -- (PARENT)

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     Williams Communications Group, Inc. -- (Parent) (WCG (Parent)) owns 100% of the equity of its operating subsidiary, Williams Communications, Inc. (WCI). In WCG (Parent)'s financial statements, WCG (Parent)'s investment in the equity of wholly-owned subsidiary is stated at cost plus equity in undistributed losses of WCI since the date of acquisition. WCG (Parent)'s share of net loss of its wholly-owned unconsolidated subsidiary is included in consolidated net loss using the equity method. On January 25, 2001, WCG (Parent)'s board of directors authorized a plan for its management to divest the Solutions segment. Accordingly, Solutions has been accounted for as a disposal of a business segment with the associated operating results segregated and reported as discontinued operations in the accompanying Condensed Financial Information of Registrant. WCG (Parent) financial statements should be read in conjunction with Williams Communications Group, Inc.'s consolidated financial statements.

2. RECEIVABLE FROM WHOLLY-OWNED SUBSIDIARY

     WCG's receivable from WCI consists of an eight-year promissory note entered into on November 1, 1999. The note consists of $3.0 billion of interest-bearing advances to WCI which bear interest at a rate equal to WCG's senior redeemable notes described below and $2.9 billion of non-interest bearing advances to WCI.

3. LONG-TERM DEBT

     Long-term debt as of December 31 consists of the following:

                                                          2000         1999
                                                       ----------   ----------
                                                           (IN THOUSANDS)
Senior redeemable notes, 10.70% -- 11.875%, due
  2007 -- 2010.......................................  $2,986,598   $1,988,883

4. GUARANTEE

     In September 1999, WCI entered into a $1.05 billion long-term credit facility with various banks. WCG (Parent) is a guarantor under this long-term credit facility. As of December 31, 2000, $525.0 million was outstanding under this facility. The long-term credit facility restricts WCI's ability to transfer funds and pay dividends to WCG (Parent). However, these restrictions allow WCI to transfer funds to WCG (Parent) for regularly scheduled interest payments with respect to the senior redeemable notes, as well as certain other payments as outlined in the long-term credit facility agreement. The long-term credit facility expires in September 2006.

5. DIVIDENDS FROM SUBSIDIARY

     WCG (Parent) did not receive any cash dividends in 2000, 1999 and 1998, respectively, from its subsidiary, WCI.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

              SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS(A)
                             (DOLLARS IN THOUSANDS)

                                                        ADDITIONS
                                                  ---------------------
                                                  CHARGED TO
                                      BEGINNING   COSTS AND
                                       BALANCE     EXPENSES    OTHER(C)   DEDUCTIONS(B)   ENDING BALANCE
                                      ---------   ----------   --------   -------------   --------------
Allowance for doubtful accounts(d):
  2000..............................   $8,843       $9,959      $6,650       $3,951          $21,501
  1999..............................    1,536        1,066       9,275        3,034            8,843
  1998..............................    1,831        2,360          --        2,655            1,536

---------------

(a) Deducted from related assets.

(b) Represents balances written off, net of recoveries and reclassifications.

(c) Primarily relates to billing adjustments recorded in revenues and adjustments in 1999 from exiting the sale of receivables program.

(d) Reflects the continuing operations of WCG as described in Note 1 to the Consolidated Financial Statements.

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.64           -- Sale and Purchase Agreement by and among Williams
                            Communications, LLC, Williams Learning Network, Inc.,
                            Williams Communications Solutions, LLC, Platinum Equity,
                            LLC, WCS Acquisition Corporation, and WCS Acquisition
                            LLC, dated as of January 29, 2001
         12              -- Statement re: Computation of Ratios
         21              -- Subsidiaries of the registrant
         23              -- Consent of Ernst & Young LLP
         24              -- Power of Attorney