Form 10-K405/A
period 2000-12-31
WILLIAMS COMMUNICATIONS GROUP INC
filed 2001-03-16
CIK 1044583

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                                              ESTIMATED    APPROXIMATE   APPROXIMATE
                                                              COMPLETION      ROUTE      OPERATIONAL
FIBER BUILD SEGMENT                                              DATE         MILES         MILES
-------------------                                           ----------   -----------   -----------
Albany - Boston.............................................   Complete         183           183
Atlanta - Jacksonville(1)...................................   Complete         355           355
China Cable: Bandon Connections.............................   Complete         293           293
Daytona - Orlando - Tampa...................................   Complete         153           153
Dallas - Houston(2).........................................   Complete         250           250
Denver - Salt Lake City(1)..................................   Complete         551           551
Detroit - Cleveland(2)......................................   Complete         172           172
Herndon, VA - Wash. D.C. - New York City(1).................   Complete         377           377
Houston - Atlanta - Washington(1)...........................   Complete       1,825         1,825
Houston - McAllen - Laredo - San Antonio(2).................   Complete         705           705
Jacksonville - Miami(1).....................................   Complete         332           322
Kansas City - Denver(1).....................................   Complete         635           635
L.A. - NYC(2)...............................................   Complete       4,370         4,370
LA - Phoenix - San Antonio - Austin - Houston...............   Complete       1,994         1,394
LA - Sacramento - Oakland - San Jose(3).....................   Complete         804           762
LA - San Diego(2)...........................................   Complete         150           150
Miami - Tampa - Tallahassee(1)..............................   Complete         540           540
Minneapolis - Kansas City(1)................................   Complete         452           452
New Orleans - Tallahassee...................................   Complete         471           471
Portland - Salt Lake City - LA(4)...........................   Complete       1,316         1,316
SUSA - NEW(2)(5)............................................   Complete       4,700             0

                                                              ESTIMATED    APPROXIMATE   APPROXIMATE
                                                              COMPLETION      ROUTE      OPERATIONAL
FIBER BUILD SEGMENT                                              DATE         MILES         MILES
-------------------                                           ----------   -----------   -----------
SUSA - OLD(2)(5)............................................   Complete       9,700         9,700
ACI(6)......................................................    1Q 2001       1,997             0
Atlanta - Nashville - Cincinnati - Indianapolis - Chicago...    1Q 2001         985             0
Cleveland - New York City...................................    1Q 2001         748             0
Houston - Kansas City - St. Louis - Chicago.................    1Q 2001       1,452           812
New York - Boston (2 diverse routes)(7).....................    1Q 2001         562           294
Salt Lake City - Sacramento - San Francisco - Santa Clara...    1Q 2001         911           911
Chicago - Cleveland - Pittsburg - Harrisburg - Wash. D.C....    2Q 2001         882             0
China Cable San Luis Obispo/Manchester Connections..........    2Q 2001         654           289
Denver - Amarillo - Wichita Falls - Dallas(2)...............    2Q 2001         750             0
Minneapolis - Milwaukee - Chicago - Detroit(7)..............    2Q 2001       1,239           431
Portland - Seattle(7).......................................    2Q 2001         369           191
Sacramento - Portland(3)....................................    2Q 2001         688           150
TAT 14 Cable Tuckerton, N.J. - Manasquan, N.J. - New York
  City Connections..........................................    2Q 2001         155             0


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

                                            ERNST & YOUNG LLP

Tulsa, Oklahoma
February 28, 2001

                      WILLIAMS COMMUNICATIONS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------
                                                            2000          1999          1998
                                                        ------------   -----------   -----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:
  Related parties.....................................   $  184,077     $  16,706     $  11,964
  Other...............................................      655,000       584,750       363,375
                                                         ----------     ---------     ---------
           Total revenues.............................      839,077       601,456       375,339
Operating expenses:
  Cost of sales.......................................      823,272       526,040       294,382
  Selling, general and administrative.................      270,071       199,615       140,965
  Provision for doubtful accounts.....................        9,959         1,066         2,360
  Depreciation and amortization.......................      185,024        86,718        50,564
  Other...............................................         (578)       34,512        28,232
                                                         ----------     ---------     ---------
           Total operating expenses...................    1,287,748       847,951       516,503
                                                         ----------     ---------     ---------
Loss from operations..................................     (448,671)     (246,495)     (141,164)
Interest accrued......................................     (387,816)     (135,939)      (16,445)
Interest capitalized..................................      166,700        39,518        11,182
Investing income:
  Interest and other..................................       59,434        29,777           741
  Equity losses.......................................      (20,297)      (36,440)       (7,908)
  Income from investments.............................      294,136         9,397            --
Minority interest in loss of consolidated
  subsidiaries........................................       24,492         9,044         2,050
Other income (loss), net..............................          227          (359)          178
                                                         ----------     ---------     ---------
Loss before income taxes..............................     (311,795)     (331,497)     (151,366)
Benefit from income taxes allocated from The Williams
  Companies, Inc. ....................................       34,107         3,185         4,787
                                                         ----------     ---------     ---------
Loss from continuing operations.......................     (277,688)     (328,312)     (146,579)
Loss from discontinued operations.....................     (540,000)      (31,389)      (39,150)
                                                         ----------     ---------     ---------
Net loss..............................................     (817,688)     (359,701)     (185,729)
Preferred stock dividends and amortization of
  preferred stock issuance costs......................       (4,956)           --            --
                                                         ----------     ---------     ---------
Net loss attributable to common stockholders..........   $ (822,644)    $(359,701)    $(185,729)
                                                         ==========     =========     =========
Basic and diluted loss per share:
  Loss from continuing operations attributable to
     common stockholders..............................   $     (.61)    $    (.79)    $    (.37)
  Loss from discontinued operations...................        (1.16)         (.08)         (.10)
                                                         ----------     ---------     ---------
  Net loss attributable to common stockholders........   $    (1.77)    $    (.87)    $    (.47)
                                                         ==========     =========     =========
  Weighted average shares outstanding.................      464,145       412,620       395,435


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


     The Williams note ranks senior to WCG's senior redeemable notes. It ranks equal to WCG's long-term credit facility except to the extent its credit facility is secured and as set forth in an inter-creditor agreement entered into between Williams and the credit facility lenders. Under the intercreditor agreement, Williams has agreed that the Williams note will be subordinated to rights of the lenders in any bankruptcy, insolvency, liquidation or dissolution of the borrower and in the event of default under its credit facility, with some exceptions.


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


     On September 7, 2000, All-Phase Utility Corp. amended its complaint in a matter originally filed June 28, 1999, against WCI in the United States District Court for Oregon, alleging actual damages of at least $236.5 million from loss of profit from potential construction and lost revenue from leases of fiber-optic cable and conduits plus punitive damages. All-Phase alleges that a portion of WCI's Eugene, Oregon to Bandon, Oregon route is based on confidential information developed by All-Phase and that WCG breached its non-disclosure agreement with All-Phase and violated the Oregon Trade Secrets Act by using it. All-Phase also alleges that WCG misrepresented its plans for the route and that, as a result, All-Phase lost the opportunity to build its own line along the same route. On January 22, 2001, the Court entered an Order granting WCI's Motion for Summary Judgment and dismissing the action. All-Phase did not appeal the Court's Order.


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


(8) Amounts represent dollar value on the date of grant of 20,000 shares each of the Company's deferred stock awarded for retention purposes on September 22, 2000 under the Company's 1999 Stock Plan to Ms. Schmigle, and Messrs. Schubert and Semple.


                                      III-4

                    STOCK OPTION GRANTS IN LAST FISCAL YEAR

     The following table provides certain information concerning the grant of the Company's stock options during the last fiscal year to the named executive officers:

           WILLIAMS COMMUNICATIONS OPTION GRANTS IN LAST FISCAL YEAR


                                                               INDIVIDUAL GRANTS
                       --------------------------------------------------------------------------------------------------
                                                        PERCENT OF TOTAL
                                         NUMBER OF          OPTIONS
                                      WCG SECURITIES       GRANTED TO
                                        UNDERLYING        EMPLOYEES IN     EXERCISE PRICE   EXPIRATION      GRANT DATE
NAME                   DATE GRANTED   OPTIONS GRANTED     FISCAL YEAR       (PER SHARE)        DATE      PRESENT VALUE(1)
----                   ------------   ---------------   ----------------   --------------   ----------   ----------------
Howard E. Janzen.....    03/16/00         100,000(2)          .78%            $48.7500       03/16/10       $3,966,000
Delwin L. Bothof.....    03/16/00          28,600(2)          .22%            $48.7500       03/16/10       $1,134,276
Patti L. Schmigle....    03/16/00          47,700(2)          .37%            $48.7500       03/16/10       $1,891,782
                         09/22/00          50,000(3)          .39%            $19.2500       09/22/10       $  776,000
                                          -------             ----                                          ----------
                                           97,700             .76%                                          $2,667,782
Scott E. Schubert....    03/16/00          31,800(2)          .25%            $48.7500       03/16/10       $1,261,188
                         09/22/00          50,000(3)          .39%            $19.2500       09/22/10       $  776,000
                                          -------             ----                                          ----------
                                           81,800             .64%                                          $2,037,188
Frank M. Semple......    03/16/00          65,000(2)          .51%            $48.7500       03/16/10       $2,577,900
                         09/22/00          60,000(3)          .47%            $19.2500       09/22/10       $  931,200
                                          -------             ----                                          ----------
                                          125,000             .98%                                          $3,509,100


---------------


(1) The grant date present value is determined using the Black-Scholes option pricing model and is based on assumptions about future stock price volatility and dividend yield. The model does not take into account that the stock options are subject to vesting restrictions and that executives cannot sell their options. The calculations assume an expected volatility of 71 percent, a weighted average risk-free rate of return of 6.28 percent, a dividend yield of 0 percent and an exercise date at the end of the contractual term in 2010. The actual value, if any, that may be realized by an executive will depend on the market price of the Company's Common Stock on the date of exercise. The dollar amounts shown are not intended to forecast possible future appreciation in the Company's stock price.


(2) These stock options immediately vested on the grant date of 03/16/00 in recognition of the efforts and achievements of the Company.

(3) These stock options will vest in thirds on September 22, 2001, September 22, 2002 and September 22, 2003, respectively.

                                      III-5

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

                                      III-6

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


                                                                SHARES
                                               SHARES OF      UNDERLYING
                                                 COMMON         OPTIONS
                                              STOCK OWNED     EXERCISABLE               PERCENT
                                              DIRECTLY OR       WITHIN                    OF
NAME OF INDIVIDUAL OR GROUP                  INDIRECTLY(1)    60 DAYS(2)      TOTAL      CLASS
---------------------------                  --------------   -----------   ---------   -------
Keith E. Bailey............................           0               0             0       *
Delwin L. Bothof...........................      27,594          53,601        81,195       *
John C. Bumgarner, Jr. ....................      41,474               0        41,474       *
Ross K. Ireland............................           0               0             0       *
Howard E. Janzen...........................     123,318         125,000       248,318       *
Michael P. Johnson, Sr. ...................         303               0           303       *
Robert W. Lawless..........................       4,000           5,333         9,333       *
Steven J. Malcolm..........................         303               0           303       *
Patti L. Schmigle..........................      36,185          56,034        92,219       *
Scott E. Schubert..........................      71,249          40,134       111,383       *
Frank M. Semple............................      68,768          77,500       146,268       *
H. Brian Thompson..........................       3,729          22,000        25,729       *
Cuba Wadlington, Jr. ......................         303               0           303       *
All directors and executive officers as a
  group (18 persons)(3)....................     522,483         551,817     1,074,300     1.0%


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

                                      III-8

     The following table sets forth, as of January 31, 2001, the amount of The Williams Companies, Inc. Common Stock beneficially owned by each of the Company's directors, each of the executive officers named in the Summary Compensation Table and by all directors and nominees and executive officers as a group.


                                                              SHARES
                                             SHARES OF      UNDERLYING
                                               COMMON         OPTIONS
                                            STOCK OWNED     EXERCISABLE                PERCENT
                                            DIRECTLY OR       WITHIN                     OF
NAME OF INDIVIDUAL OR GROUP                INDIRECTLY(1)    60 DAYS(2)       TOTAL      CLASS
---------------------------                --------------   -----------    ---------   -------
Keith E. Bailey..........................    2,167,710         150,000     2,317,710       *
Delwin L. Bothof.........................      100,000          32,500       132,500       *
John C. Bumgarner, Jr. ..................    1,070,102          60,000     1,130,102       *
Ross K. Ireland..........................            0               0             0       *
Howard E. Janzen.........................      218,904         120,002       338,906       *
Michael P. Johnson, Sr. .................       23,204          55,250        78,454       *
Robert W. Lawless........................        1,000               0         1,000       *
Steven J. Malcolm........................       75,226         208,938       284,164       *
Patti L. Schmigle........................       18,558         103,250(3)    121,808       *
Scott E. Schubert........................       30,873           2,500        33,373       *
Frank M. Semple..........................      179,089         162,500       341,589       *
H. Brian Thompson........................        5,000               0         5,000       *
Cuba Wadlington, Jr. ....................      147,970         224,102       372,072       *
All directors and executive officers as a
  group (18 persons)(4)..................    4,318,953       1,352,055     5,671,008     1.4%


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

                                      III-9

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


                                                                                       AMOUNT
                                INTEREST   TOTAL INTEREST OVER   LARGEST AMOUNT     OUTSTANDING
NAME                              RATE        TERM OF LOAN       DUE DURING 2000      2/15/01
----                            --------   -------------------   ---------------   --------------
Keith E. Bailey...............    6.28%      $    50,641.92      $   163,499.92                --
Keith E. Bailey...............    6.58%      $    71,656.20      $   220,941.09                --
Keith E. Bailey...............    6.42%      $    67,673.84      $   253,517.81                --
Keith E. Bailey...............    6.80%      $    49,588.48      $   241,628.36                --
Keith E. Bailey...............    6.80%      $    59,459.20      $   221,858.04                --
Keith E. Bailey...............    6.80%      $    36,162.67      $   113,593.32    $   107,272.30
Keith E. Bailey...............    5.68%      $   406,609.84      $ 1,513,046.81    $ 1,441,973.60
Keith E. Bailey...............    5.57%      $ 1,026,811.18      $ 3,892,296.45    $ 3,712,815.48
Keith E. Bailey...............    5.54%      $ 1,670,829.99      $ 6,366,043.25    $ 6,073,991.29
Keith E. Bailey...............    6.45%      $   484,833.60      $ 2,632,327.91    $ 2,525,967.44
Keith E. Bailey...............    6.53%      $ 1,786,619.91      $ 9,424,339.42    $ 9,195,115.15
                                             --------------      --------------    --------------
           Total..............               $ 5,710,886.83      $25,043,092.38    $23,057,135.26
Delwin L. Bothof..............    5.42%      $   241,045.04      $ 1,562,790.13    $ 1,492,567.88
Delwin L. Bothof..............    4.67%      $    69,781.32      $   628,020.00    $   603,531.29
                                             --------------      --------------    --------------
           Total..............               $   310,826.35      $ 2,190,810.13    $ 2,096,099.17
John C. Bumgarner, Jr. .......    5.91%      $   203,927.62      $ 1,170,111.16                --
John C. Bumgarner, Jr. .......    6.46%      $   104,168.11      $ 1,223,601.85    $ 1,179,637.48
John C. Bumgarner, Jr. .......    5.42%      $   559,102.89      $ 3,624,884.80    $ 3,462,004.56
John C. Bumgarner, Jr. .......    5.42%      $   373,329.60      $ 2,420,443.18    $ 2,311,683.25
                                             --------------      --------------    --------------
           Total..............               $ 1,240,528.21      $ 8,439,040.99    $ 6,953,325.29
Gerald L. Carson..............    5.59%      $   190,927.04      $   694,643.65    $   662,503.44
                                             --------------      --------------    --------------
           Total..............               $   190,927.04      $   694,643.65    $   662,503.44
James R. Herbster.............    6.74%      $    17,864.37      $    56,582.88    $    53,460.28
James R. Herbster.............    6.49%      $   119,416.00      $   391,883.17    $   371,009.94
James R. Herbster.............    5.93%      $    77,115.43      $   275,508.90    $   262,029.51
                                             --------------      --------------    --------------
           Total..............               $   214,395.80      $   723,974.95    $   686,499.73
Howard E. Janzen..............    5.70%      $    80,997.64      $   500,003.83                --
Howard E. Janzen..............    5.69%      $    87,092.51      $   323,543.31    $   308,320.01
Howard E. Janzen..............    5.77%      $    38,864.87      $   142,486.55    $   135,693.21
Howard E. Janzen..............    4.71%      $    25,451.88      $   112,692.14    $   108,717.47
Howard E. Janzen..............    4.71%      $    27,328.23      $   120,999.99    $   116,732.27
Howard E. Janzen..............    4.71%      $    54,070.99      $   239,407.68    $   230,963.69


                                      III-10

                                                                                       AMOUNT
                                INTEREST   TOTAL INTEREST OVER   LARGEST AMOUNT     OUTSTANDING
NAME                              RATE        TERM OF LOAN       DUE DURING 2000      2/15/01
----                            --------   -------------------   ---------------   --------------
Howard E. Janzen..............    4.83%      $   114,621.70      $   492,021.37    $   477,513.09
Howard E. Janzen..............    5.37%      $   101,999.39      $   391,455.23    $   382,456.94
Howard E. Janzen..............    6.71%      $   173,152.09      $   541,837.88    $   520,465.98
Howard E. Janzen..............    6.71%      $   178,617.93      $   558,941.91    $   536,895.38
Howard E. Janzen..............    6.62%      $   180,651.86      $   564,828.35    $   550,329.42
Howard E. Janzen..............    5.87%      $   163,847.67      $   559,241.97    $   559,239.28
                                             --------------      --------------    --------------
           Total..............               $ 1,226,696.75      $ 4,547,460.21    $ 3,927,326.74
Lawrence C. Littlefield.......    5.54%      $   109,692.00      $   696,564.03                --
                                             --------------      --------------    --------------
           Total..............               $   109,692.00      $   696,564.03                --
Jack D. McCarthy..............    6.23%      $   107,056.32      $   365,091.24    $   346,378.41
Jack D. McCarthy..............    6.23%      $   108,144.83      $   368,803.37    $   349,900.24
Jack D. McCarthy..............    6.23%      $   106,111.35      $   361,868.64    $   343,320.99
Jack D. McCarthy..............    5.59%      $    28,721.07      $   120,963.92    $   115,367.07
Jack D. McCarthy..............    5.59%      $    29,013.10      $   122,193.81    $   116,540.07
Jack D. McCarthy..............    5.59%      $    28,467.56      $   119,896.19    $   114,348.74
Jack D. McCarthy..............    6.42%      $    97,467.41      $   323,130.32    $   306,093.51
Jack D. McCarthy..............    6.42%      $   100,999.44      $   334,839.90    $   317,185.74
Jack D. McCarthy..............    6.42%      $    66,565.13      $   220,681.05    $   209,045.81
Jack D. McCarthy..............    5.59%      $    26,566.90      $   125,456.11    $   119,651.44
Jack D. McCarthy..............    5.59%      $    27,529.63      $   130,002.43    $   123,987.37
Jack D. McCarthy..............    5.59%      $    18,143.80      $    85,679.94    $    81,715.65
Jack D. McCarthy..............    4.83%      $   301,392.00      $ 1,308,278.41    $ 1,255,596.73
Jack D. McCarthy..............    6.21%      $     8,504.25      $    66,784.97    $    63,605.93
Jack D. McCarthy..............    6.21%      $    12,452.27      $    97,789.33    $    93,134.44
Jack D. McCarthy..............    6.21%      $     7,340.67      $    57,647.24    $    54,903.15
Jack D. McCarthy..............    6.80%      $    17,328.98      $   130,353.80    $   124,420.41
Jack D. McCarthy..............    6.80%      $    31,942.00      $   196,709.05    $   187,755.37
Jack D. McCarthy..............    6.80%      $    32,266.77      $   198,709.10    $   189,664.39
Jack D. McCarthy..............    6.80%      $    31,300.96      $   192,761.35    $   183,987.35
Jack D. McCarthy..............    6.33%      $    10,769.73      $   108,151.74    $   106,455.33
Jack D. McCarthy..............    6.33%      $     7,355.16      $    73,861.97    $    72,703.40
Jack D. McCarthy..............    6.33%      $    50,571.34      $   227,602.36    $   224,032.28
                                             --------------      --------------    --------------
           Total..............               $ 1,256,010.64      $ 5,337,256.24    $ 5,099,793.82
Frank M. Semple...............    5.42%      $   181,654.27      $ 1,171,318.14    $ 1,118,686.29
                                             --------------      --------------    --------------
           Total..............               $   181,654.27      $ 1,171,318.14    $ 1,118,686.29
William G. von Glahn..........    5.83%      $    64,363.20      $   371,056.51                --
William G. von Glahn..........    5.83%      $     1,287.26      $     7,486.97                --
William G. von Glahn..........    5.83%      $     1,287.26      $     7,486.97                --
William G. von Glahn..........    5.83%      $     6,296.40      $    36,621.00                --
William G. von Glahn..........    5.91%      $     6,240.96      $    35,388.08                --
William G. von Glahn..........    6.23%      $    11,961.60      $    65,179.78                --
William G. von Glahn..........    6.23%      $    11,662.56      $    63,550.27                --
William G. von Glahn..........    5.54%      $    23,156.31      $   141,611.91                --
William G. von Glahn..........    5.54%      $    32,907.60      $   201,245.68                --
William G. von Glahn..........    5.59%      $    32,418.94      $   152,049.60                --
William G. von Glahn..........    5.59%      $     3,431.31      $    15,451.40                --
William G. von Glahn..........    5.59%      $     3,619.26      $    16,264.64                --
William G. von Glahn..........    5.39%      $     4,632.86      $    39,012.43                --
William G. von Glahn..........    5.39%      $     4,831.80      $    40,637.94                --


                                      III-11

                                                                                       AMOUNT
                                INTEREST   TOTAL INTEREST OVER   LARGEST AMOUNT     OUTSTANDING
NAME                              RATE        TERM OF LOAN       DUE DURING 2000      2/15/01
----                            --------   -------------------   ---------------   --------------
William G. von Glahn..........    5.39%      $     3,092.09      $    20,221.45                --
William G. von Glahn..........    5.48%      $    76,281.60      $   489,427.21    $   467,204.52
William G. von Glahn..........    5.57%      $    55,700.00      $   211,139.97    $   201,403.95
William G. von Glahn..........    5.54%      $   113,547.84      $   432,629.58    $   412,782.03
William G. von Glahn..........    5.28%      $    40,757.26      $   184,239.99    $   176,164.49
William G. von Glahn..........    5.82%      $   200,208.00      $   728,041.60    $   693,046.34
William G. von Glahn..........    5.98%      $    45,448.00      $   161,089.57    $   153,145.54
William G. von Glahn..........    6.20%      $       551.17      $     3,910.45                --
William G. von Glahn..........    6.20%      $       551.17      $     3,910.45                --
William G. von Glahn..........    5.74%      $     6,485.13      $    71,837.34    $    68,429.15
William G. von Glahn..........    6.20%      $    18,494.68      $    84,960.02    $    80,625.10
William G. von Glahn..........    6.71%      $   235,558.58      $   735,450.65    $   708,049.37
                                             --------------      --------------    --------------
           Total..............               $ 1,004,772.85      $ 4,319,901.46    $ 2,960,850.49
GRAND TOTAL...................               $11,446,390.75      $53,164,062.18    $46,562,220.23


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

     In addition, WCG's revenues include charges to Williams' gas pipelines for managing microwave frequencies of approximately $3,800,000, $4,300,000, and $4,300,000 for 2000, 1999, and 1998, respectively. WCG owns portions of these microwave frequencies, which it acquired from and

                                      III-12
leases to the gas pipelines. These leases are for a 10-year term, and the rental payments are equal to WCG's purchase cost plus a market rate of return.

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

                                      III-13

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

                                  EXHIBIT LIST

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          3.1*           -- Restated Certificate of Incorporation of the Company
                            (filed as Exhibit 3.1 to the Current Report on Form 8-K
                            dated October 1, 1999 (the "October 1999 8-K"))
          3.2*           -- Restated By-laws of the Company (filed as Exhibit 3.2 to the October 1999 8-K)
          4.1*           -- Specimen certificate of common stock (filed as Exhibit
                            4.1 to Registration Statement No. 333-76007 on Form S-1
                            relating to an equity offering (the "Equity Registration
                            Statement"), dated April 9, 1999)
          4.2*           -- Certificate of designation of Series A Junior
                            Participating Preferred Stock (filed as Exhibit 4.1 to
                            the October 1999 8-K)
          4.3*           -- Specimen certificate of Class B common stock (filed as
                            Exhibit 4.2 to the Equity Registration Statement dated
                            April 9, 1999)
          4.4*           -- Indenture governing notes dated October 6, 1999 between the Company and The Bank of New York, Trustee (filed as
                            Exhibit 4.2 to the October 1999 8-K)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          4.5*           --Indenture dated as of August 8, 2000 between the Company and The Bank of New York, as trustee relating to the
                            11.70% Senior Redeemable Notes due 2008 and the 11.875%
                            Senior Redeemable Notes due 2010 (filed as Exhibit 4.1 to
                            the S-4 dated October 12, 2000 (the "October 2000 S-4"))
          4.6*           --Registration Rights Agreement dated as of August 8, 2000 between the Company and the initial purchasers (filed as
                            Exhibit 4.2 to the October 2000 S-4)
          4.7*           --Certificate of Designation of 6.75% Redeemable Cumulative
                            Convertible Preferred Stock (filed as Exhibit 4.4 to the
                            October 2000 S-4)
         10.1*           -- Securities Purchase Agreement among Williams
                            Communications Group, Inc., The Williams Companies, Inc.
                            and Telefonos de Mexico, S.A. de C.V., dated May 25, 1999
                            (filed as Exhibit 10.1 to the Equity Registration
                            Statement, Amendment No. 1, dated May 27, 1999)
         10.2*           -- Amended and Restated Alliance Agreement Between Telefonos
                            de Mexico, S.A. de C.V. and Williams Communications,
                            Inc., dated May 25, 1999 (filed as Exhibit 10.2 to the
                            Equity Registration Statement, Amendment No. 8, dated
                            September 29, 1999)
         10.3*           -- Securities Purchase Agreement dated as of May 24, 1999 by and among Williams Communication Group, Inc., The
                            Williams Companies, Inc. and Intel Corporation (filed as
                            Exhibit 10.3 to the Equity Registration Statement,
                            Amendment No. 3, dated July 12, 1999)
         10.4*           -- Master Alliance Agreement Between Intel Internet Data
                            Services and Williams Communications, Inc., dated as of
                            May 24, 1999 (filed as Exhibit 10.4 to the Equity
                            Registration Statement, Amendment No. 1, dated May 27,
                            1999)
         10.5*           -- Fiber Lease Agreement between Metromedia Fiber Network
                            Services, Inc. and Williams Communications, Inc., dated
                            September 16, 1999 (filed as Exhibit 10.5 to the Equity
                            Registration Statement, Amendment No. 8, dated September
                            29, 1999)
         10.6*           -- Fiber Lease Agreement between Williams Communications,
                            Inc. and Metromedia Fiber National Network Services,
                            Inc., dated September 16, 1999 (filed as Exhibit 10.6 to
                            the Equity Registration Statement, Amendment No. 8, dated
                            September 29, 1999)
         10.7*           -- Shareholders Agreement by and among Metrogas S.A.,
                            Williams International Telecom (Chile) Limited, and
                            Metrocom S.A., dated March 30, 1999 and Letter Agreement
                            dated March 30, 1999 (filed as Exhibit 10.8 the Equity
                            Registration Statement, Amendment No. 3, dated July 29,
                            1999)
         10.8*           -- Share Purchase Agreement by and Among Lightel, S.A.
                            Technologia de Informacao, Williams International ATL
                            Limited, Johi Representacoes Ltda and ATL-Algar Telecom
                            Leste, S.A., dated as of March 25, 1999 (filed as Exhibit
                            10.9 to the Equity Registration Statement, Amendment No.
                            1, dated May 27, 1999)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.9*           -- Master Alliance Agreement between SBC Communications Inc.
                            and Williams Communications, Inc. dated February 8, 1999
                            (filed as Exhibit 10.10 the Equity Registration
                            Statement, Amendment No. 1, dated May 27, 1999)
         10.10*          -- Transport Services Agreement dated February 8, 1999,
                            between Southwestern Bell Communication Services, Inc.
                            and Williams Communications, Inc. (filed as Exhibit 10.11
                            to the Equity Registration Statement, Amendment No. 1,
                            dated May 27, 1999)
         10.11*          -- Securities Purchase Agreement dated February 8, 1999,
                            between SBC Communications Inc. and Williams
                            Communications Group, Inc. (filed as Exhibit 10.12 to the
                            Equity Registration Statement, Amendment No. 1, dated May
                            27, 1999)
         10.12*          -- Amended and Restated Lease for Bank of Oklahoma Tower, as
                            of January 1, 1999, by and between Williams Headquarters
                            Building Company and The Williams Companies, Inc. (filed
                            as Exhibit 10.14 the Equity Registration Statement,
                            Amendment No. 1, dated May 27, 1999)
         10.13*          -- Lease as of January 1, 1999, for Williams Technology
                            Center, by and between Williams Headquarters Building
                            Company and Williams Communications Group, Inc. (filed as
                            Exhibit 10.15 to the Equity Registration Statement,
                            Amendment No. 1, dated May 27, 1999)
         10.14*          -- Lease as of January 1, 1999, for Williams Resource
                            Center, by and between Williams Headquarters Building
                            Company and Williams Communications Group, Inc. (filed as
                            Exhibit 10.16 the Equity Registration Statement,
                            Amendment No. 1, dated May 27, 1999)
         10.15*          -- Wireless Fiber IRU Agreement by and between WinStar
                            Wireless, Inc. and Williams Communications, Inc.,
                            effective as of December 17, 1998 (filed as Exhibit 10.17
                            to the Equity Registration Statement, Amendment No. 1,
                            dated July 12, 1999)
         10.16*          -- IRU Agreement between WinStar Wireless, Inc. and Williams
                            Communications, Inc., dated December 17, 1998 (long
                            haul), together with Clarification Agreement effective as
                            of December 17, 1998 and Side Agreement dated March 31,
                            1999 (filed as Exhibit 10.18 to the Equity Registration
                            Statement, Amendment No. 1, dated May 27, 1999)
         10.17*          -- UtiliCom Networks, Inc. Note and Warrant Purchase
                            Agreement dated December 15, 1998. (filed as Exhibit
                            10.19 to the Equity Registration Statement, Amendment No.
                            3, dated July 12, 1999)
         10.18*          -- Consolidated IRU Agreement by and among IXC Carrier,
                            Inc., Vyvx, Inc. and The WilTech Group, dated December 9,
                            1998 and Amendment No. 4, dated December 22, 1998 (filed
                            as Exhibit 10.20 to the Equity Registration Statement,
                            Amendment No. 2, dated July 6, 1999)
         10.19*          -- Stock Purchase Agreement for CNG Computer Networking
                            Group Inc. by and among The Sellers (1310038 Ontario
                            Inc., George Johnston, Hayden Marcus, The H. Marcus
                            Family Trust and Gary White), WilTel Communications
                            (Canada), Inc. and Williams Communications Solutions,
                            LLC, dated October 13, 1998 (filed as Exhibit 10.21 to
                            the Equity Registration Statement, Amendment No. 6, dated
                            August 18, 1999)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.20*          -- Preferred Stock Purchase by and among UniDial Holdings,
                            Inc. and Williams Communications, Inc., dated October 2,
                            1998 (filed as Exhibit 10.22 to the Equity Registration
                            Statement, Amendment No. 6, dated August 18, 1999)
         10.21*          -- Amended and Restated Lease between State Street Bank &
                            Trust Co. of Connecticut, National Association, as
                            Lessor, and Williams Communications, Inc., as Lessee, as
                            of September 2, 1998 (filed as Exhibit 10.23 to the
                            Equity Registration Statement, Amendment No. 3, dated
                            July 12, 1999)
         10.22*          -- Amended and Restated Participation Agreement dated as of
                            September 2, 1998, among Williams Communications, Inc.;
                            State Street Bank & Trust Company of Conn., National
                            Association, as Trustee; Note Holders and Certificate
                            holders; APA Purchasers; State Street Bank & Trust Co.,
                            as Collateral Agent; and Citibank, N.A., as agent, with
                            Citibank, N.A. and Bank of Montreal as Co-Arrangers;
                            Royal Bank of Canada, as Documentation Agent; and Bank of
                            America, The Chase Manhattan Bank and Toronto Dominion,
                            as Managing Agents (filed as Exhibit 10.24 to the Equity
                            Registration, Amendment No. 1, dated May 27, 1999)
         10.23*          -- Capacity Purchase Agreement between Williams
                            Communications, Inc. and Intermedia Communications, Inc.,
                            dated January 5, 1998 and Amendment dated August 5, 1998
                            (filed as Exhibit 10.25 to the Equity Registration
                            Statement, Amendment No. 6, dated August 18, 1999)
         10.24*          -- Settlement and Release Agreement by and between WorldCom
                            Network Services, Inc. and Williams Communications, Inc.,
                            dated July 1, 1998 (filed as Exhibit 10.26 to the Equity
                            Registration Statement, Amendment No. 6, dated August 18,
                            1999)
         10.25*          -- Umbrella Agreement by and between DownTown Utilities Pty
                            Limited, WilTel Communications Pty Limited, Spectrum
                            Network Systems Limited, CitiPower Pty, Energy Australia,
                            South East Queensland Electricity Corporation Limited,
                            Williams Holdings of Delaware Inc. and Williams
                            International Services Company, dated June 19, 1998
                            (filed as Exhibit 10.27 to the Equity Registration
                            Statement, Amendment No. 1, dated May 27, 1999)
         10.26*          -- Carrier Services Agreement between Vyvx, Inc. and U S
                            WEST Communications, Inc., dated January 5, 1998, and
                            Amendment No. 1, dated June 14, 1999 (filed as Exhibit
                            10.28 to the Equity Registration Statement, Amendment No.
                            1, dated May 27, 1999)
         10.27*          -- Distributorship Agreement by and between Northern Telecom
                            Limited and WilTel Communications, L.L.C., dated January
                            1, 1998 (filed as Exhibit 10.29 to the Equity
                            Registration Statement, Amendment No. 6, dated August 18,
                            1999)
         10.28*          -- Common Stock and Warrant Purchase Agreement by and among
                            Concentric Network Corporation and Williams
                            Communications Group, Inc., dated July 25, 1997 (filed as
                            Exhibit 10.30 to the Equity Registration, Amendment No.
                            1, dated May 27, 1999)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.29*          -- Note and Warrant Purchase Agreement by and among
                            Concentric Network Corporation and Williams
                            Communications Group, Inc., dated June 19, 1997 (filed as
                            Exhibit 10.31 to the Equity Registration Statement,
                            Amendment No. 3, dated July 12, 1999)
         10.30*          -- Limited Liability Company Agreement of WilTel
                            Communications, LLC, by and between Williams
                            Communication Group, Inc. and Northern Telecom, Inc.,
                            dated April 30, 1997 (filed as Exhibit 10.32 to the
                            Equity Registration Statement, Amendment No. 6, dated
                            August 18, 1999)
         10.31*          -- Share Purchase Agreement for TTS Meridian Systems Inc. by
                            and among Northern Telecom Limited, WilTel
                            Communications, LLC and 1228966 Ontario Inc., dated April
                            30, 1997 (filed as Exhibit 10.33 to the Equity
                            Registration Statement, Amendment No. 6 dated August 18,
                            1999)
         10.32*          -- Formation Agreement by and between Northern Telecom, Inc.
                            and Williams Communications Group, Inc., dated April 1,
                            1997 (filed as Exhibit 10.34 to the Equity Registration
                            Statement, Amendment No. 6, dated August 18, 1999)
         10.33*          -- Purchase Agreement among ABC Industria e Comercio
                            S.A.-ABC INCO, Lightel S.A. Tecnologia da Informacao,
                            Algar S.A.-Empreendimentos e Participacoes and Williams
                            International Telecom Limited, dated January 21, 1997
                            (filed as Exhibit 10.35 to the Equity Registration
                            Statement, Amendment No. 1, dated May 27, 1999)
         10.34*          -- Subscription and Shareholders Agreement among Lightel
                            S.A. Tecnologia da Informacao, Algar S.A.-Empreendimentos
                            e Participacoes and Williams International Telecom
                            Limited, dated January 21, 1997 (filed as Exhibit 10.36
                            to the Equity Registration Statement, Amendment 1, dated
                            May 27, 1999)
         10.35*          -- Sublease Agreement as of June 1, 1996, by and between
                            Transcontinental Gas Pipeline Company and Williams
                            Telecommunications Systems, Inc. (filed as Exhibit 10.37
                            to the Equity Registration Statement, Amendment No. 1,
                            dated May 27, 1999)
         10.36*          -- System Use and Service Agreement between WilTel, Inc. and
                            Vyvx, Inc. effective as of January 1, 1994 (filed as
                            Exhibit 10.38 to the Equity Registration Statement,
                            Amendment No. 1, dated May 27, 1999)
         10.37*          -- Administrative Services Agreement dated September 30,
                            1999 between the Company and its Subsidiaries as
                            identified therein and The Williams Companies, Inc.
                            ("TWC") and its Subsidiaries as identified therein (filed
                            as Exhibit 10.1 to the October 1999 8-K)
         10.38*          -- Service Agreement September 30, 1999 between Williams
                            Information Services Corporation ("WISC") and the Company
                            (filed as Exhibit 10.2 to the October 1999 8-K)
         10.39*          -- Tax Sharing Agreement dated September 30, 1999 between
                            TWC and the Company (filed as Exhibit 10.3 to the October
                            1999 8-K)
         10.40*          -- Indemnification Agreement dated September 1, 1999 between
                            TWC and the Company (filed as Exhibit 10.4 to the October
                            1999 8-K)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.41*          -- Rights Agreement between the Company and The Bank of New
                            York, Rights Agent, dated as of September 30, 1999 (filed
                            as Exhibit 10.5 to the October 1999 8-K)
         10.42*          -- Registration Rights Agreement dated September 30, 1999
                            between TWC and the Company (filed as Exhibit 10.6 to the
                            October 1999 8-K)
         10.43*          -- Separation Agreement dated September 30, 1999 between TWC and the Company (filed as Exhibit 10.7 to the October
                            1999 8-K)
         10.44*          -- Call option agreement by and among Williams Holdings of
                            Delaware, Inc., Williams International Company, Williams
                            International Telecom Limited, and Williams
                            Communications Group, Inc. dated May 27, 1999 (filed as
                            Exhibit 10.46 to the Equity Registration Statement,
                            Amendment No. 1, dated May 27, 1999)
         10.45*          -- Cross License Agreement dated September 30, 1999 between
                            WISC, TWC and the Company (filed as Exhibit 10.8 to the
                            October 1999 8-K)
         10.46*          -- Technical, Management and Administrative Service
                            Agreement dated May 27, 1999 between Williams
                            International Company and the Company (filed as Exhibit
                            10.9 to the October 1999 8-K)
         10.47*          -- The Williams Companies, Inc. 1996 Stock Plan (filed as
                            Exhibit 10.49 to the Equity Registration Statement,
                            Amendment No. 1, dated May 27, 1999)
         10.48*          -- The Williams Companies, Inc. Stock Plan for Nonofficer
                            Employees (filed as Exhibit 10.50 to the Equity
                            Registration Statement, Amendment No. 1, dated May 27,
                            1999)
         10.49*          -- Williams Communications Stock Plan (filed as Exhibit
                            10.51 to the Equity Registration Statement, Amendment No.
                            1, dated May 27, 1999)
         10.50*          -- Williams Communications Group, Inc. 1999 Stock Plan
                            (filed as Exhibit 10.52 to the Equity Registration
                            Statement, Amendment No. 3, dated July 12, 1999)
         10.51*          -- Williams Pension Plan (filed as Exhibit 10.53 to the
                            Equity Registration Statement, Amendment No. 1, dated May
                            27, 1999)
         10.52*          -- Solutions LLC Pension Plan (filed as Exhibit 10.54 to the
                            Equity Registration Statement, Amendment No. 1, dated May
                            27, 1999)
         10.53*          -- Williams Communications Change in Control Severance Plan
                            (filed as Exhibit 10.55 to the Equity Registration
                            Statement, Amendment No. 3, dated July 12, 1999)
         10.54*          -- Stock Purchase Agreement by and between Williams Communi-
                            cations, Inc. Conferencing Acquisition Corporation and
                            Genesys, S.A. dated as of June 30, 1999 (filed as Exhibit
                            10.56 to the Equity Registration Statement, Amendment No.
                            6, dated August 18, 1999)
         10.55*          -- Loan agreement dated as of September 8, 1999 between
                            Williams Communications, Inc. and The Williams Companies,
                            Inc. (filed as Exhibit 10.57 to the Equity Registration
                            Statement, Amendment No. 8, dated September 29, 1999)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.56*          -- Williams Communications, Inc. Senior Credit Facilities
                            Commitment Letter, dated June 2, 1999. (filed as Exhibit
                            10.58 to the Equity Registration Statement, Amendment No.
                            4, July 14, 1999)
         10.57*          -- Credit Agreement dated as of September 8, 1999 among
                            Williams Communications, Inc., Williams Communications
                            Group, Inc., the Lenders party thereto, Bank of America,
                            N.A. as Administrative Agent, and The Chase Manhattan
                            Bank as Syndication Agent (filed as Exhibit 10.60 to the
                            Equity Registration Statement, Amendment No. 8, dated
                            September 29, 1999)
         10.58*          -- Intercreditor Agreement dated as of September 8, 1999
                            among The Williams Companies, Inc., Williams
                            Communications Group, Inc., Williams Communications, Inc.
                            and Bank of America, N.A. as Administrative Agent (filed
                            as Exhibit 10.61 the Equity Registration Statement,
                            Amendment No. 8, dated September 29, 1999)
         10.59*          -- Subsidiary Guarantee dated as of September 8, 1999 of
                            each of Critical Connections, Inc., WCS Communications
                            Systems, Inc., WCS Microwave Services, Inc., WCS, Inc.,
                            Williams Communications of Virginia, Inc., Williams
                            International Ventures Company, Williams Learning
                            Network, Inc., Williams Local Network, Inc. and Williams
                            Wireless, Inc., in favor of Bank of America, N.A. as
                            Administrative Agent (filed as Exhibit 10.62 to the
                            Equity Registration Statement, Amendment No. 8, dated
                            September 29, 1999)
         10.60*          -- Securities Purchase Agreement Amendment and Addendum
                            dated as of September 24, 1999, among Williams
                            Communications Group, Inc., The Williams Companies, Inc.
                            and SBC Communications, Inc. (filed as Exhibit 10.64 to
                            the Equity Registration Statement, Amendment No. 8, dated
                            September 29, 1999)
         10.61*          -- Amendment No. 1 dated as of December 31, 1999 to Credit
                            Agreement dated as of September 8, 1999 among WCI, the
                            Company, the Lenders party thereto, and Bank of America,
                            N.A., The Chase Manhattan Bank, Bank of Montreal and The
                            Bank of New York, as agents thereunder (filed as Exhibit
                            10.60.1 to the Quarterly Report on Form 10-Q for the
                            quarterly period ended June 30, 2000, as filed on August
                            10, 2000)
         10.62*          -- Amendment No. 2 dated as of December 31, 1999 to Credit
                            Agreement dated as of September 8, 1999 among WCI, the
                            Company, the Lenders party thereto, and Bank of America,
                            N.A., The Chase Manhattan Bank, Bank of Montreal and The
                            Bank of New York, as agents thereunder (filed as Exhibit
                            10.60.2 to the Quarterly Report on Form 10-Q for the
                            quarterly period ended June 30, 2000, as filed on August
                            10, 2000)
         10.63*          -- Amended and Restated Credit Agreement dated as of
                            September 1, 2000 to the Credit Agreement dated as of
                            September 8, 1999, among WCI, the Company, the lenders
                            party thereto and Bank of America, N.A., The Chase
                            Manhattan Bank, Bank of Montreal and The Bank of New
                            York, as agents thereunder (filed as Exhibit 10.63 to the
                            October 2000 S-4)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.64*          -- Sale and Purchase Agreement by and among Williams
                            Communi-cations, LLC, Williams Learning Network, Inc.,
                            Williams Communi-cations Solutions, LLC, Platinum Equity,
                            LLC, WCS Acquisition Corporation, and WCS Acquisition
                            LLC, dated as of January 29, 2001 (filed as Exhibit 10.64
                            to the Annual Report on Form 10-K for the year ended
                            December 31, 2000, as filed on March 12, 2001).
         12*             -- Statement re: Computation of Ratios (filed as Exhibit 12 to the Annual Report on Form 10-K for the year ended
                            December 31, 2000, as filed on March 12, 2001)
         21*             -- Subsidiaries of the registrant (filed as Exhibit 21 to
                            the Annual Report on Form 10-K for the year ended
                            December 31, 2000, as filed on March 12, 2001)
         23              -- Consent of Ernst & Young LLP
         24              -- Power of Attorney


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


Dated: March 16, 2001


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

             /s/ DR. ROBERT W. LAWLESS*                Director
-----------------------------------------------------
                Dr. Robert W. Lawless

                /s/ STEVEN J. MALCOM*                  Director
-----------------------------------------------------
                  Steven J. Malcom

               /s/ H. BRIAN THOMPSON*                  Director
-----------------------------------------------------
                  H. Brian Thompson

                      SIGNATURE                        TITLE
                      ---------                        -----


              /s/ CUBA WADLINGTON, JR.*                Director
-----------------------------------------------------
                Cuba Wadlington, Jr.
             * By: /s/ SHAWNA L. GEHRES
   -----------------------------------------------
                  Shawna L. Gehres
                  Attorney-in-fact


Dated: March 16, 2001

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
                                                            =========   =========   =========

BALANCE SHEETS


                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              -----------   ----------
ASSETS
  Current assets............................................  $        --   $       --
  Investments:
     Equity in wholly-owned subsidiary......................   (1,450,499)    (551,962)
     Receivable from wholly-owned subsidiary................    5,925,310    4,649,333
  Unamortized debt issue costs..............................       74,633       55,259
                                                              -----------   ----------
          Total assets......................................  $ 4,549,444   $4,152,630
                                                              ===========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Interest accrued.......................................  $   104,118   $   51,147
     Preferred stock dividends accrued......................        4,734           --
  Long-term debt............................................    2,986,598    1,988,883
  6.75% redeemable cumulative convertible preferred stock...      240,722           --
  STOCKHOLDERS' EQUITY:
     Class A common stock...................................          682          682
     Class B common stock...................................        3,954        3,954
     Capital in excess of par value.........................    2,659,136    2,659,927
     Accumulated deficit....................................   (1,494,549)    (676,861)
     Accumulated other comprehensive income.................       44,049      124,898
                                                              -----------   ----------
          Total stockholders' equity........................    1,213,272    2,112,600
                                                              -----------   ----------
          Total liabilities and stockholders' equity........  $ 4,549,444   $4,152,630
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

                                 EXHIBIT INDEX


        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
           23            -- Consent of Ernst & Young LLP
           24            -- Power of Attorney