Form 10-Q
period 2001-03-31
WILLIAMS COMMUNICATIONS GROUP INC
filed 2001-05-10
CIK 1044583

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                  Registrant's Telephone Number: (918) 573-6000

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

                      CLASS                    OUTSTANDING AT APRIL 30, 2001
           Common Stock, $0.01 par value            488,866,165 Shares

                                      INDEX


                                                                                                                       PAGE
                                                                                                                       ----
PART I.  FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS
     Consolidated Statements of Operations for the Three Months Ended March 31, 2001 and 2000......................      2
     Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000........................................      3
     Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000......................      4
     Notes to Consolidated Financial Statements....................................................................      5
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................     13
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................................     21

PART II. OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS......................................................................................     22
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................................................................     23

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

     Forward-looking statements can be identified by words such as "anticipates," "believes," "expects," "planned," "scheduled" or similar expressions. Although Williams Communications Group, Inc. believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to numerous assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in the document. Additional information about issues that could lead to material changes in performance is contained in Williams Communications Group, Inc.'s 2000 Form 10-K/A. However, the factors related to the relationship between Williams Communications Group, Inc. and The Williams Companies, Inc. are no longer applicable following the spin-off of Williams Communications Group, Inc. from The Williams Companies, Inc. on April 23, 2001.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                            ------------------------
                                                               2001          2000
                                                            ----------    ----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues                                                    $  276,064    $  163,374

Operating expenses:
   Cost of sales                                               254,858       181,004
   Selling, general and administrative                          75,015        54,055
   Provision for doubtful accounts                               2,662           330
   Depreciation and amortization                                85,213        33,267
   Other                                                           (53)          (47)
                                                            ----------    ----------
     Total operating expenses                                  417,695       268,609
                                                            ----------    ----------
Loss from operations                                          (141,631)     (105,235)
Interest accrued                                              (116,502)      (79,827)
Interest capitalized                                            34,019        28,444
Investing income (loss):
   Interest and other                                            2,722        26,661
   Equity losses                                                (5,901)       (3,067)
   Income (loss) from investments                              (38,537)       51,722
Minority interest in loss of consolidated subsidiaries           6,608         4,500
Other income, net                                                  118             8
                                                            ----------    ----------
Loss before income taxes                                      (259,104)      (76,794)
Provision for income taxes                                     (43,070)       (9,364)
                                                            ----------    ----------
Loss from continuing operations                               (302,174)      (86,158)
Loss from discontinued operations                                   --       (35,458)
                                                            ----------    ----------
Net loss                                                      (302,174)     (121,616)
Preferred stock dividends and amortization of
   preferred stock issuance costs                               (4,416)           --
                                                            ----------    ----------
Net loss attributable to common stockholders                $ (306,590)   $ (121,616)
                                                            ==========    ==========

Basic and diluted loss per share:
   Loss from continuing operations attributable to common
     stockholders                                           $     (.65)   $     (.18)
   Loss from discontinued operations                                --          (.08)
                                                            ----------    ----------
   Net loss attributable to common stockholders             $     (.65)   $     (.26)
                                                            ==========    ==========

   Weighted average shares outstanding                         473,692       463,626


                             See accompanying notes.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                  MARCH 31,     DECEMBER 31,
                                                                                    2001            2000
                                                                                ------------    ------------
                                                                                      (IN THOUSANDS)
ASSETS
Current assets:
   Cash and cash equivalents                                                    $     96,490    $    213,888
   Short-term investments                                                          1,149,974         395,184
   Receivables less allowance of $16,313,000 ($21,501,000 in 2000)
                                                                                     328,893         291,706
   Net assets of discontinued operations                                             252,135         288,384
   Net assets held for sale                                                          313,354              --
   Other                                                                              22,838          17,252
                                                                                ------------    ------------
Total current assets                                                               2,163,684       1,206,414
Investments                                                                          136,577         619,852
Property, plant and equipment, net                                                 5,523,581       5,138,984
Goodwill and other intangibles, net                                                   90,581         103,231
Other assets and deferred charges                                                    430,796         340,804
                                                                                ------------    ------------
Total assets                                                                    $  8,345,219    $  7,409,285
                                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                             $    347,876    $    419,863
   Deferred income                                                                   159,504         107,931
   Accrued liabilities                                                               389,324         401,858
                                                                                ------------    ------------
Total current liabilities                                                            896,704         929,652
Long-term debt
   The Williams Companies, Inc.                                                           --         975,610
   Other                                                                           4,912,022       3,551,096
Other liabilities and deferred income                                                300,427         453,905
Minority interest in consolidated subsidiaries                                        59,924          45,028
Contingent liabilities and commitments                                                    --              --
6.75% redeemable cumulative convertible preferred stock, $0.01 par value per share, 500.0 million shares authorized, 5.0 million shares outstanding in
   2001 and 2000, respectively;
   aggregate liquidation preference of $250,000,000                                  240,920         240,722
Stockholders' equity:
   Class A common stock, $0.01 par value, 1 billion shares authorized, 92.9 million shares and 68.2 million shares
     outstanding in 2001 and 2000, respectively                                          929             682
   Class B common stock, $0.01 par value, 500 million shares
     authorized, 395.4 million shares outstanding in 2001 and 2000
                                                                                       3,954           3,954
   Capital in excess of par value                                                  3,770,146       2,659,136
   Accumulated deficit                                                            (1,796,723)     (1,494,549)
   Accumulated other comprehensive income (loss)                                     (43,084)         44,049
                                                                                ------------    ------------
Total stockholders' equity                                                         1,935,222       1,213,272
                                                                                ------------    ------------
Total liabilities and stockholders' equity                                      $  8,345,219    $  7,409,285
                                                                                ============    ============



                             See accompanying notes.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                  ----------------------------
                                                                      2001            2000
                                                                  ------------    ------------
                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES
Net loss from continuing operations                               $   (302,174)   $    (86,158)
Adjustments to reconcile net loss to net cash provided by (used
   in) operating activities:
   Depreciation and amortization                                        85,213          33,267
   Provision for deferred income taxes                                  43,041           8,588
   Provision for loss on investments                                    59,167              --
   Provision for doubtful accounts                                       2,662             330
   Equity losses                                                         5,901           3,067
   Gain on sales of investments                                        (20,630)        (48,023)
   Minority interest in loss of consolidated subsidiaries               (6,608)         (4,500)
   Cash provided by (used in) changes in:
     Receivables                                                       (14,195)         11,536
     Other current assets                                               (5,586)         (5,035)
     Accounts payable                                                  (54,806)         11,160
     Current deferred income                                            51,573           2,874
     Accrued liabilities                                                71,385          54,016
     Long-term deferred income                                          17,006          52,741
     Other                                                             (14,230)         (5,388)
                                                                  ------------    ------------
Net cash provided by (used in) operating activities                    (82,281)         28,475

FINANCING ACTIVITIES
Proceeds from long-term debt                                         1,685,000              --
Payments on long-term debt                                            (324,293)           (258)
Proceeds from issuance of common stock, net of expenses                  1,504           1,978
Debt issue costs                                                       (18,480)           (171)
Contribution to subsidiary from minority interest shareholders          31,258              --
                                                                  ------------    ------------
Net cash provided by financing activities                            1,374,989           1,549

INVESTING ACTIVITIES
Property, plant and equipment:
   Capital expenditures                                               (499,860)       (656,816)
   Proceeds from sales                                                   2,943          12,524
Purchase of investments                                             (1,058,300)       (218,795)
Proceeds from sales of investments                                     108,518         672,865
Other                                                                      344           4,802
                                                                  ------------    ------------
Net cash used in investing activities                               (1,446,355)       (185,420)

Net cash provided by discontinued operations                            36,249          23,095
                                                                  ------------    ------------

Decrease in cash and cash equivalents                                 (117,398)       (132,301)
Cash and cash equivalents at beginning of period                       213,888         483,853
                                                                  ------------    ------------
Cash and cash equivalents at end of period                        $     96,490    $    351,552
                                                                  ============    ============


                             See accompanying notes.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. GENERAL

     The accompanying interim consolidated financial statements of Williams Communications Group, Inc. (WCG) do not include all notes in annual financial statements and therefore should be read in conjunction with the consolidated financial statements and notes thereto in WCG's Annual Report on Form 10-K/A. The accompanying financial statements have not been audited by independent auditors but include all normal recurring adjustments, which, in the opinion of WCG's management, are necessary to present fairly its financial position as of March 31, 2001 and its results of operations and cash flows for the three months ended March 31, 2001 and 2000.

2. DISCONTINUED OPERATIONS

     On January 25, 2001, WCG's board of directors authorized a plan for its management to divest the Solutions segment. Accordingly, the Solutions segment has been accounted for as a disposal of a business segment with the associated operating results segregated and reported as discontinued operations. On January 29, 2001, WCG signed an agreement to sell the domestic, Mexican and Canadian professional services operations of the Solutions segment to Platinum Equity LLC. This sale closed on March 31, 2001 for approximately $100 million in cash, which was received on April 2, 2001, and an interest-bearing $75 million promissory note payable over 18 months. WCG has also entered into a collection agreement in which Platinum Equity LLC will pursue the collection of certain identified retained accounts receivables totaling approximately $200 million as of March 31, 2001. Subject to a collection fee, Platinum Equity LLC will remit the proceeds collected to WCG while WCG retains the collection risk.

     On March 27, 2001, WCG signed an agreement to sell its remaining Canadian operations of the Solutions segment to Telus Corporation. This sale is expected to close in second quarter 2001.

     The net assets of discontinued operations as of March 31, 2001 consist primarily of receivables from Platinum Equity LLC from closing the sale on March 31, 2001, certain identified retained accounts receivables, net of allowance for doubtful accounts, partially offset by accruals for loss on disposal of discontinued operations.

3. SEGMENT REVENUES AND PROFIT (LOSS)

     WCG evaluates performance based upon segment profit or loss from operations which includes revenues from external and internal customers, equity earnings or losses, operating costs and expenses, depreciation and amortization, and income or loss from investments and excludes allocated charges from The Williams Companies, Inc. (TWC). Intercompany sales are generally accounted for as if the sales were to unaffiliated third parties, that is, at current market prices.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)



                                                         BROADBAND      STRATEGIC
                                          NETWORK          MEDIA       INVESTMENTS     ELIMINATIONS       TOTAL
                                       ------------    ------------    ------------    ------------    ------------
                                                                      (IN THOUSANDS)
THREE MONTHS ENDED MARCH 31, 2001
Revenues:
   External customers:
     Dark fiber                        $      7,851    $         --    $         --    $         --    $      7,851
     Capacity and other                     227,885          40,328              --              --         268,213
                                       ------------    ------------    ------------    ------------    ------------
   Total external customers                 235,736          40,328              --              --         276,064

   Intercompany                              13,087              95              --         (13,182)             --
                                       ------------    ------------    ------------    ------------    ------------
Total segment revenues                 $    248,823    $     40,423    $         --    $    (13,182)   $    276,064
                                       ============    ============    ============    ============    ============
Costs of sales:
   Dark fiber                          $      2,954    $         --    $         --    $         --    $      2,954
   Capacity and other                       226,941          24,963              --              --         251,904
   Intercompany                                  95          13,087              --         (13,182)             --
                                       ------------    ------------    ------------    ------------    ------------
Total cost of sales                    $    229,990    $     38,050    $         --    $    (13,182)   $    254,858
                                       ============    ============    ============    ============    ============

Segment loss:
   Loss from operations                $   (125,151)   $    (15,491)   $       (989)   $         --    $   (141,631)
   Equity earnings (losses)                     560             114          (6,575)             --          (5,901)
   Loss from investments                    (38,537)             --              --              --         (38,537)
   Add back - allocated charges from
     TWC                                      2,869             252              82              --           3,203
                                       ------------    ------------    ------------    ------------    ------------
Total segment loss                     $   (160,259)   $    (15,125)   $     (7,482)   $         --    $   (182,866)
                                       ============    ============    ============    ============    ============
Depreciation and amortization          $     77,785    $      7,330    $         98    $         --    $     85,213

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


                                                         BROADBAND      STRATEGIC
                                          NETWORK          MEDIA       INVESTMENTS     ELIMINATIONS       TOTAL
                                       ------------    ------------    ------------    ------------    ------------
                                                                      (IN THOUSANDS)
THREE MONTHS ENDED MARCH 31, 2000
Revenues:
   External customers:
     Dark fiber                        $     19,131    $         --    $         --    $         --    $     19,131
     Capacity and other                     103,413          40,830              --              --         144,243
                                       ------------    ------------    ------------    ------------    ------------
   Total external customers                 122,544          40,830              --              --         163,374
   Intercompany                               7,733              48              --          (7,781)             --
                                       ------------    ------------    ------------    ------------    ------------
Total segment revenues                 $    130,277    $     40,878    $         --    $     (7,781)   $    163,374
                                       ============    ============    ============    ============    ============
Costs of sales:
   Dark fiber                          $     13,386    $         --    $         --    $         --    $     13,386
   Capacity and other                       143,165          24,449               4              --         167,618
   Intercompany                                  48           7,733              --          (7,781)             --
                                       ------------    ------------    ------------    ------------    ------------
Total cost of sales                    $    156,599    $     32,182    $          4    $     (7,781)   $    181,004
                                       ============    ============    ============    ============    ============

Segment profit (loss):
   Loss from operations                $    (96,873)   $     (6,762)   $     (1,600)   $         --    $   (105,235)
   Equity earnings (losses)                     360            (660)         (2,767)             --          (3,067)
   Income from investments                   31,523              --          20,199              --          51,722
   Add back - allocated charges from
     TWC                                      1,772             413             147              --           2,332
                                       ------------    ------------    ------------    ------------    ------------
Total segment profit (loss)            $    (63,218)   $     (7,009)   $     15,979    $         --    $    (54,248)
                                       ============    ============    ============    ============    ============
Depreciation and amortization          $     26,047    $      7,098    $        122    $         --    $     33,267

     Revenues from SBC Communications, Inc. were $88.4 million and $16.5 million for the three months ended March 31, 2001 and 2000, respectively.

                                  TOTAL ASSETS
                          ---------------------------
                            MARCH 31,    DECEMBER 31,
                              2001           2000
                          ------------   ------------
                                (IN THOUSANDS)
Network                   $  6,242,741   $  6,025,728
Broadband Media                214,315        210,840
Strategic Investments          370,960        506,813
Corporate                    1,265,068        377,520
Discontinued Operations        252,135        288,384
                          ------------   ------------

  Total                   $  8,345,219   $  7,409,285
                          ============   ============


4. ASSETS HELD FOR SALE

     In first quarter 2001, WCG has classified its investment in Algar Telecom Leste, S.A. (ATL) and the associated deferred gain (see Note 5) as net assets held for sale.

5. INCOME FROM INVESTMENTS

     WCG sold portions of its investments in certain marketable equity securities for gross realized gains and losses of $24.4 million and $28.0 million, respectively, for the three months ended March 31, 2001 and a gain of $31.5 million for the three months ended March 31, 2000.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


     WCG recognized a loss of $59.2 million for the three months March 31, 2001, related to write-downs of certain marketable equity securities resulting from management's determination that the decline in the value of these investments was other than temporary.

     WCG also recorded income of $24.3 million for the three months ended March 31, 2001 from the change in the market value of cashless collars on certain marketable equity securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended since the cashless collars did not qualify as a hedge. A cashless collar was terminated in first quarter 2001 yielding proceeds of $24.3 million. WCG entered into another cashless collar on certain marketable equity securities in first quarter 2001 which did not qualify as a hedge under SFAS No. 133 as amended.

     In a series of transactions in first quarter 2000, WCG recognized a $16.5 million gain related to the partial sale of WCG's interest in ATL to an entity jointly owned by SBC and Telefonos de Mexico S.A. de C.V. The sale of the investment in ATL, which had a carrying value of $30 million, yielded proceeds of approximately $168 million. WCG recognized a gain on the sale of $16.5 million and deferred a gain of approximately $121 million associated with $150 million of the proceeds which were subsequently advanced to ATL.

     WCG recognized a $3.7 million gain for the three months ended March 31, 2000 related to dividends received from certain-cost based investments.

6. PROVISION FOR INCOME TAXES

     The provision for income taxes includes:

                          THREE MONTHS ENDED
                               MARCH 31,
                       ------------------------
                          2001          2000
                       ----------    ----------
                           (IN THOUSANDS)
Current:
   Federal             $       --    $     (758)
   State                       --           (18)
   Foreign                    (29)           --
                       ----------    ----------
                              (29)         (776)
Deferred:
   Federal                (36,301)       (7,913)
   State                   (6,740)       (1,880)
   Foreign                     --         1,205
                       ----------    ----------
                          (43,041)       (8,588)
                       ----------    ----------
     Total provision   $  (43,070)   $   (9,364)
                       ==========    ==========

     The tax provision for the three months ended March 31, 2001 reflects fully reserving, through a valuation allowance, WCG's net tax assets. Reductions to the fair value of marketable equity securities reduced the associated deferred tax liabilities creating deferred tax assets for which the utilization has not yet been demonstrated. The valuation allowance represents a reserve against WCG's net deferred tax assets, primarily resulting from net operating loss carryforwards which may not be utilized.

     The tax provision for the three months ended March 31, 2000 is significantly more than the benefit expected from applying the federal statutory rate to the pre-tax loss primarily due to a valuation allowance established for uncertainties arising from application of the tax sharing agreement with TWC that may affect the utilization of

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


loss carryforwards as well as state income taxes and the impact of net foreign losses not deductible for U.S. tax purposes. These items are partially offset by a tax benefit from the permanent basis differences on certain assets sold during first quarter 2000.

     Effective with the spin-off of WCG from TWC, the existing tax sharing agreement with TWC was amended to address pre spin-off tax attributes. Under the amendment, TWC retains all rights and obligations with respect to tax attributes of WCG for all periods prior to WCG's initial public offering. In the event of any final determination with respect to a WCG tax attribute that arose from the time of WCG's initial public offering to the date of the spin-off of WCG from TWC, WCG will pay TWC for any determination resulting in a detriment as compared to previous amounts filed and TWC shall pay WCG for any determination resulting in favorable tax consequences as compared to amounts filed. Tax attributes of WCG arising subsequent to the spin-off date are rights and obligations of WCG. Applying the amendment in first quarter 2001 would not have resulted in any change to the tax provision for the three months ended March 31, 2001.

7. LOSS PER SHARE

     For the periods presented, diluted loss per common share is the same as the basic calculation as the inclusion of any stock options and convertible preferred stock would be antidilutive. Stock options of 0.4 million shares and convertible preferred stock of 8.8 million shares, after giving effect to the conversion, for the three months ended March 31, 2001 and stock options of 14.2 million shares for the three months ended March 31, 2000 have been excluded from the computation of diluted loss per common share. For the three months ended March 31, 2000, no convertible preferred stock shares were excluded from the computation of diluted loss per common share as preferred stock was not issued until September 2000.

8. DEBT AND OTHER FINANCING ARRANGEMENTS

TWC

     In February 2001, TWC and WCG entered into an agreement that, among other things, resulted in the exchange of the TWC note for WCG's equity (see Note 9).

     As of March 31, 2001, WCG owes TWC approximately $113 million for various normal course services. Included in this amount is approximately $100 million for which WCG may elect to defer the payment until March 15, 2002. If WCG so elects to defer the payment, interest will accrue at 8.25% on the amounts owed.

THIRD PARTIES

     Long-term debt (excluding amounts due to TWC) consists of the following:

                                                   MARCH 31,    DECEMBER 31,
                                                     2001           2000
                                                 ------------   ------------
                                                       (IN THOUSANDS)
Senior redeemable notes, 10.70% - 11.875%, due
   2007 - 2010                                   $  2,986,817   $  2,986,598
8.25% senior secured notes due 2004                 1,400,000             --
Credit facility                                       525,000        525,000
Other                                                     205         39,498
                                                 ------------   ------------
Long-term debt                                   $  4,912,022   $  3,551,096
                                                 ============   ============

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


     8.25% senior secured notes

     In March 2001, WCG Note Trust, which is wholly-owned by Williams Communications, LLC (WCL), which is a wholly-owned subsidiary of WCG, issued approximately $1.4 billion of 8.25% senior secured notes in a private placement. The notes are due March 15, 2004 with the principal payment due in full at maturity and interest payments due semi-annually in arrears on March 15 and September 15 of each year beginning September 15, 2001. The notes may be repaid at varying redemption premiums or make-whole prices, as defined.

     The senior secured notes are backed by a $1.5 billion note issued by WCG to WCG Note Trust which is eliminated in consolidation. The note issued by WCG ranks equal to all of WCG's existing and future senior unsecured debt, will be senior to all of WCG's subordinated debt and junior to any secured debt WCG may incur as to the assets securing such debt. The note issued by WCG will mature on March 31, 2008, and will bear interest at an annual rate of 8.25% until September 15, 2003, at which time the interest rate will be reset in accordance with the terms of such note. Interest on this note is payable semiannually one business day prior to the interest payment dates with respect to the senior secured notes.

     TWC provided indirect credit support for the senior secured notes through a commitment to issue its preferred stock in the event of a default under the senior secured notes.

     Long-term credit facility

     The $1.05 billion credit facility consists of a $525 million seven-year senior multi-draw amortizing term loan facility and a $525 million six-year senior reducing revolving credit facility. WCG borrowed the $525 million term loan under the credit facility in September 2000. Outstanding borrowings under the credit facility bear interest based on WCG's credit ratings. The interest rate under this facility is currently based on variable rate LIBOR plus 2.75%. As of March 31, 2001, WCG had a one month locked in rate of 8.06%.

     Subsequent to first quarter 2001, WCG closed and borrowed a $450 million add-on to its credit facility funded by various investment groups. The add-on to the credit facility bears interest based on WCG's credit ratings which is currently based on variable rate LIBOR plus 2.75%. Additional covenants associated with the add-on credit facility require WCG to execute certain transactions included in its financing plan prior to December 31, 2001. WCG also received a commitment to further increase its credit facility by $300 million which would bring the total size of the credit facility to $1.8 billion.

     Other

     In first quarter 2001, PowerTel paid off its 70 million Australian dollar bridge financing facility agreement with a portion of the proceeds received from the completion of a 110 million Australian dollar equity rights offering. In first quarter 2001, PowerTel also entered into a 150 million Australian dollar bank facility agreement due March 2006. As of March 31, 2001, no amounts have been borrowed under the bank facility agreement.

9. STOCKHOLDERS' EQUITY

     In February 2001, TWC and WCG entered into an agreement that, among other things, resulted in the transfer of ownership of a building under construction and other assets from TWC to WCG, the conversion of the TWC note into paid in capital and the issuance of 24.3 million shares of WCG Class A common stock. WCG's total equity increased by approximately $1.1 billion as a result of this transaction.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


     In March 2001, TWC's board of directors approved a tax-free spin-off of WCG to its shareholders. As of March 31, 2001, TWC owned 24,265,892 of WCG Class A common stock shares outstanding and 395,434,965 of Class B common stock shares outstanding which it converted to Class A shares prior to the spin-off. After the close of the market on April 23, 2001, TWC distributed 398,500,000 shares, or approximately 95% of the WCG common stock it currently owned, to holders of TWC common shares on a pro rata basis by distributing approximately 0.822399 of a share of WCG Class A common stock as a dividend on each share of TWC common stock outstanding on the record date. Following the distribution, TWC retained 21,200,857 shares of WCG Class A common stock.

10. COMPREHENSIVE LOSS

     Comprehensive loss is as follows:

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                  ------------------------
                                                                     2001          2000
                                                                  ----------    ----------
                                                                       (IN THOUSANDS)
Net loss                                                          $ (302,174)   $ (121,616)
   Other comprehensive income (loss):
       Unrealized gain (loss) on securities                         (114,302)      140,575
       Less: reclassification adjustment for net losses
         (gains) realized in net loss                                  3,609       (31,523)
                                                                  ----------    ----------
        Net unrealized gain (loss)                                  (110,693)      109,052
        Foreign currency translation adjustments                     (19,361)       (5,335)
                                                                  ----------    ----------
   Other comprehensive income (loss) before taxes                   (130,054)      103,717
   Income tax benefit (provision) on other comprehensive income
      (loss)                                                          42,921       (42,421)
                                                                  ----------    ----------
Comprehensive loss                                                $ (389,307)   $  (60,320)
                                                                  ==========    ==========

11. CONTINGENCIES

     WCG and WCL are named as defendants in putative class actions purporting to cover landowners in a state and, in some cases, in the nation, on whose property WCG installed fiber-optic cable without the permission of the adjacent landowner. It is likely that additional actions will be filed. WCG believes that the installation of fiber-optic cable along pipeline, highway and railroad rights-of-way and other routes it utilizes, does not infringe on the property rights of adjacent landowners. WCG also believes that class actions are not the proper legal means to resolve the disputes. While WCG cannot quantify the financial impact of such claims at this time, if these claims are allowed by the courts to proceed as class actions and class members prevail on some or all of their claims, the result could have a material adverse impact upon WCG's financial position, results of operations and cash flows.

     WCG is a party to various other claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the ultimate resolution of all claims, legal actions and complaints after consideration of amounts accrued, insurance coverage, or other indemnification arrangements is not expected to have a materially adverse effect upon WCG's future financial position, results of operations or cash flows.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


12. RECENT ACCOUNTING STANDARDS

     SFAS No. 133 as amended establishes accounting and reporting standards for derivative financial instruments. The standard requires that all derivative financial instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives will be recorded each period in earnings if the derivative is not a hedge. If a derivative is a hedge, changes in the fair value of the derivative will either be recognized in earnings offset against the change in fair value of the hedged asset, liability or firm commitment also recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized immediately in earnings. WCG completed its implementation efforts and adopted these standards effective January 1, 2001. The derivatives identified in the implementation process consisted of a cashless collar on certain marketable equity securities as well as an interest rate swap and foreign currency hedge held by an equity investee. The cashless collar did not qualify as a hedge under SFAS No. 133 as amended. Therefore, changes in the market value of the cashless collar are realized in the income statement while changes in the market value of the underlying security are reflected in accumulated other comprehensive income. The initial impact of these standards on WCG's results of operations and financial position was not material.

13. SUBSEQUENT EVENT

     On April 18, 2001, Winstar Communications, Inc. (Winstar), announced it filed for protection under Chapter 11 of the U.S. Bankruptcy Code. This announcement followed a series of announcements by Winstar including that it would reduce its workforce by approximately 44% and halt the expansion of its network.

     In 1998, WCG entered into an agreement with Winstar for a 25-year indefeasible right to use (IRU) of approximately 2% of the wireless local capacity of Winstar. Per the agreement, Winstar is to construct 270 hubs by the end of 2001, and WCG is to have the ability to use all of these hubs for a 25-year period. As of March 31, 2001, Winstar has delivered and WCG has accepted 200 hubs, or antenna sites, for WCG to use. WCG has paid approximately $300 million for the 200 hubs accepted through March 31, 2001, and had previously estimated that it would pay an additional $100 million for the delivery and acceptance of the remaining 70 hubs Winstar is committed to deliver. WCG is not required to pay the additional $100 million if the remaining 70 hubs are not delivered and accepted. WCG cannot determine at this time what financial impact, if any, the Winstar bankruptcy filing and the recently announced workforce reductions and halt in network expansion will have on the utilization of the delivered hubs, on the recoverability of WCG's expenditures for the delivered hubs, or on WCG's commitment on the remaining 70 hubs. Developments in the bankruptcy proceedings could impair WCG's ability to realize or recover its investment in the wireless hub capacity, leading to a non-recurring impairment charge against earnings representing a write-off or write-down of all or a portion of the $300 million already paid and any portion of the $100 million that WCG may be required to pay related to the wireless hubs. Because WCG has not yet fully integrated this wireless capacity into its fiber service offerings, if WCG's use of the capacity is impaired, it does not expect that any such impairment would impact its marketing business plan or product offerings in 2001. WCG will adjust its product offering plans for subsequent years if in fact bankruptcy proceedings result in the loss of or diminished use of the wireless capacity to compensate for the loss of these wireless assets.

     In addition, on April 11 and 16, 2001, WCG notified Winstar that it was in default under its IRU agreement for long haul capacity with WCG dated December 17, 1998, as subsequently modified, as a result of past due receivables, and terminated the agreement in accordance with its terms. WCG offered transition services to Winstar with respect to any capacity services currently provided for a 30-day period at agreed-upon rates, under standard terms and conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

     Discontinued operations

     On January 25, 2001, WCG's board of directors authorized a plan for its management to divest the Solutions segment which provides professional communications services and sells and installs communications equipment. Accordingly, the Solutions segment has been accounted for as a disposal of a business segment with the associated operating results segregated and reported as discontinued operations. On January 29, 2001, WCG signed an agreement to sell the domestic, Mexican and Canadian professional services operations of the Solutions segment to Platinum Equity LLC. This sale closed on March 31, 2001 for approximately $100 million in cash, which was received on April 2, 2001, and an interest-bearing $75 million promissory note payable over 18 months. WCG has also entered into a collection agreement in which Platinum Equity LLC will pursue the collection of certain identified retained accounts receivables totaling approximately $200 million as of March 31, 2001. Subject to a collection fee, Platinum Equity LLC will remit the proceeds collected to WCG while WCG retains the collection risk.

     On March 27, 2001, WCG signed an agreement to sell its remaining Canadian operations of the Solutions segment to Telus Corporation. This sale is expected to close in second quarter 2001.

     Tax-free spin-off from Williams

     On March 30, 2001, TWC's board of directors approved a tax-free spin-off of WCG to its shareholders. On April 23, 2001, TWC distributed approximately 95% of the WCG common stock held by TWC, to holders of TWC common shares on a pro rata basis as a dividend distribution. Following the distribution, TWC retained approximately 5% of WCG's Class A common stock.

     Prior to the spin-off of WCG from TWC, WCG received charges from TWC for certain corporate administrative expenses which were either directly identifiable or allocable under various methodologies. In conjunction with the spin-off, WCG has either hired employees to perform these functions or has entered into service level agreements with TWC for the continuation of services with initial terms primarily through December 31, 2001. WCG believes that the combined costs of the additional employees and the costs incurred under the service level agreements will be approximately the same or slightly less than the amounts incurred prior to the spin-off. For the three months ended March 31, 2001, WCG incurred charges related to the spin-off of $2.9 million.

     Effective with the spin-off of WCG from TWC, the existing tax sharing agreement with TWC was amended to address pre spin-off tax attributes. Under the amendment, TWC retains all rights and obligations with respect to tax attributes of WCG for all periods prior to WCG's initial public offering. In the event of any final determination with respect to a WCG tax attribute that arose from the time of WCG's initial public offering to the date of the spin-off of WCG from TWC, WCG will pay TWC for any determination resulting in a detriment as compared to previous amounts filed and TWC shall pay WCG for any determination resulting in favorable tax consequences as compared to amounts filed. Tax attributes of WCG arising subsequent to the spin-off date are rights and obligations of WCG. Applying the amendment in first quarter 2001 would not have resulted in any change to the tax provision for the three months ended March 31, 2001.

NETWORK

     Winstar Communications, Inc.

     On April 18, 2001, Winstar, announced it filed for protection under Chapter 11 of the U.S. Bankruptcy Code. This announcement followed a series of announcements by Winstar including that it would reduce its workforce by approximately 44% and halt the expansion of its network.

     In 1998, WCG entered into an agreement with Winstar for a 25-year IRU of approximately 2% of the wireless local capacity of Winstar. Per the agreement, Winstar is to construct 270 hubs by the end of 2001, and WCG is to have the ability to use all of these hubs for a 25-year period. As of March 31, 2001, Winstar has delivered and WCG has accepted 200 hubs, or antenna sites, for WCG to use. WCG has paid approximately $300 million for the 200 hubs accepted through March 31, 2001, and had previously estimated that it would pay an additional $100 million for the delivery and acceptance of the remaining 70 hubs Winstar is committed to deliver. WCG is not required to pay the additional $100 million if the remaining 70 hubs are not delivered and accepted. WCG cannot determine at this time what financial impact, if any, the Winstar bankruptcy filing and the recently announced workforce reductions and halt in network expansion will have on the utilization of the delivered hubs, on the recoverability of WCG's expenditures for the delivered hubs, or on WCG's commitment on the remaining 70 hubs. Developments in the bankruptcy proceedings could impair WCG's ability to realize or recover its investment in the wireless hub capacity, leading to a non-recurring impairment charge against earnings representing a write-off or write-down of all or a portion of the $300 million already paid and any portion of the $100 million that WCG may be required to pay related to the wireless hubs. Because WCG has not yet fully integrated this wireless capacity into its fiber service offerings, if WCG's use of the capacity is impaired, it does not expect that any such impairment would impact its marketing business plan or product offerings in 2001. WCG will adjust its product offering plans for subsequent years if in fact bankruptcy proceedings result in the loss of or diminished use of the wireless capacity to compensate for the loss of these wireless assets.

     On April 11 and 16, 2001, WCG notified Winstar that it was in default under its IRU agreement for long haul capacity with WCG dated December 17, 1998, as subsequently modified, as a result of past due receivables, and terminated the agreement in accordance with its terms. WCG offered transition services to Winstar with respect to any capacity services currently provided for a 30-day period at agreed-upon rates, under standard terms and conditions. WCG has estimated in connection with its 2001 revenue guidance that Winstar would generate approximately $70 million of recurring revenue from April through December 2001, and approximately $20 million in one-time dark fiber revenue during the same period. The termination of the long-haul IRU by WCG and the fact that Winstar filed bankruptcy may significantly reduce or eliminate such revenues for the nine month period and future revenues under the long haul IRU thereafter.

     Although a number of uncertainties exist in any bankruptcy and the rights and obligations of Winstar and its creditors will be determined over time in the bankruptcy court, WCG currently believes that its net cash position and accounts receivable exposure relative to Winstar, when taken as a whole, will not have a significant cash impact in 2001. Other than the potential write-down of the wireless hubs as discussed above, WCG does not expect that the bankruptcy filing by Winstar will have a significant impact on its loss from operations.

     Products and services

     WCG is implementing a new service referred to as Williams Network Managed Services (NMS), which offers a comprehensive array of systems integration solutions encompassing every major aspect of program management, design, engineering, implementation, and network operations for carrier based networks.

     Within the NMS service is Fiber and Construction Services (F&CS) and Network Professional Services (NPS). F&CS provides for all aspects of long haul and local loop construction including managing route selection, right of way acquisition, permitting, environmental review, engineering, materials, points of presence and other facilities construction, power HVAC and overall project management. NPS provides design, engineering, rack set up, system lighting and testing (SLAT), optronics procurement and installation, and network management.

BROADBAND MEDIA

     Products and services

     WCG is initiating implementation of an application infrastructure called MediaXtranet(SM) that will provide services to facilitate the transmission and storage of media content for business-to-business and business-to-consumer applications, including hosting and navigation services. WCG expects that MediaXtranet would enable the collection, gathering, hosting, management, transacting and edge distribution of media content, regardless of its format or source. WCG expects that the full implementation of MediaXtranet, if undertaken, would likely require substantial capital expenditures, which are currently not accounted for in its business plan.

     If undertaken in full, WCG would intend to utilize MediaXtranet to capitalize on its broadband media experience, connectivity, and existing customer relationships to expand its products and services to include the following:

     o media and entertainment content logging, storage and portal-type access and distribution

     o    media streaming for both audio and video services

     o optical distribution of cinematic and television broadcast and advertisements

     o    media and entertainment eCommerce transactional activities

     o    Internet-based distribution of advertisements


RESULTS OF OPERATIONS

     The table below summarizes WCG's consolidated results of operations:

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                         ------------------------
                                                            2001          2000
                                                         ----------    ----------
                                                              (IN THOUSANDS)
Revenues:
   Network                                               $  248,823    $  130,277
   Broadband Media                                           40,423        40,878
   Strategic Investments                                         --            --
   Eliminations                                             (13,182)       (7,781)
                                                         ----------    ----------
     Total revenues                                         276,064       163,374
Operating expenses:
   Cost of sales                                            254,858       181,004
   Selling, general and administrative                       75,015        54,055
   Provision for doubtful accounts                            2,662           330
   Depreciation and amortization                             85,213        33,267
   Other                                                        (53)          (47)
                                                         ----------    ----------
     Total operating expenses                               417,695       268,609
                                                         ----------    ----------
Loss from operations                                       (141,631)     (105,235)
Net interest expense                                        (82,483)      (51,383)
Investing income (loss):
   Interest and other                                         2,722        26,661
   Equity losses                                             (5,901)       (3,067)
   Income (loss) from investments                           (38,537)       51,722
Minority interest in loss of consolidated subsidiaries        6,608         4,500
Other income, net                                               118             8
                                                         ----------    ----------
Loss before income taxes                                   (259,104)      (76,794)
Provision for income taxes                                  (43,070)       (9,364)
                                                         ----------    ----------
Loss from continuing operations                          $ (302,174)   $  (86,158)
                                                         ==========    ==========

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

CONSOLIDATED RESULTS

WCG's loss from continuing operations increased $216.0 million due to a decrease in investing income (loss) of $117.0 million, an increase of $33.7 million related to the tax provision, an increase in net interest expense of $31.1 million and an increase in loss from operations of $36.4 million.

     Network and Broadband Media accounted for $28.3 million and $8.7 million of the increase in loss from operations, respectively. Strategic Investments' loss from operations decreased $0.6 million.

NETWORK

     The table below summarizes Network's results from operations:

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                         ------------------------
                                            2001          2000
                                         ----------    ----------
                                             (IN THOUSANDS)
Revenues:
   Dark fiber                            $    7,851    $   19,131
   Capacity and other                       227,885       103,413
   Intercompany                              13,087         7,733
                                         ----------    ----------
     Total revenues                         248,823       130,277
Operating expenses:
   Cost of sales                            229,990       156,599
   Selling, general and administrative       64,247        44,213
   Provision for doubtful accounts            2,005           324
   Depreciation and amortization             77,785        26,047
   Other                                        (53)          (33)
                                         ----------    ----------
     Total operating expenses               373,974       227,150
                                         ----------    ----------
Loss from operations                     $ (125,151)   $  (96,873)
                                         ==========    ==========
Equity earnings                          $      560    $      360
                                         ==========    ==========
Income (loss) from investments           $  (38,537)   $   31,523
                                         ==========    ==========

     Network's revenues increased $118.5 million, or 91%, primarily due to a $115.5 million increase related to data and voice services provided to its customers as traffic increases on its network. Approximately 60% of the increase in data and voice revenues is attributable to SBC. Total revenues from SBC are approximately 36% and 13% of total Network revenues for the three months ended March 31, 2001 and 2000, respectively. The increase in revenues is partially offset by $11.2 million lower revenues from dark fiber transactions entered into prior to June 30, 1999 and accordingly accounted for as sales type leases.

     Network had a gross profit of $18.8 million for the three months ended March 31, 2001 and Network's cost of sales exceeded revenues by $26.3 million for the three months ended March 31, 2000. Network's costs of sales increased $73.4 million, or 47%, primarily due to a $54.2 million increase related to data and voice off-net capacity and local access connection costs in support of the revenue increase described above, $20.8 million of higher operating and maintenance costs to support the increased revenues and future revenue streams and $6.3 million of higher ad valorem taxes reflecting the increased asset base associated with the network build-out. The increase in costs is partially offset by $10.4 million lower costs of sales associated with the reduced level of dark fiber transactions accounted for as sales-type leases.

     Network's selling, general and administrative expenses increased $20.0 million, or 45%, due primarily to adding resources and infrastructure to support its growing customer base and an increase in compensation related expenses of $5 million.

     Network's provision for doubtful accounts increased $1.7 million primarily due to the growth in its customer base and general market conditions.

     Network's depreciation and amortization increased $51.8 million primarily as a result of placing additional route miles of fiber in operation since March 31, 2000.

     Network's loss from investments for the three months ended March 31, 2001 of $38.5 million included recognizing a loss of $59.2 million related to write-downs of certain marketable equity securities resulting from management's determination that the decline in the value of these investments was other than temporary, a gain of $24.3 million from the change in market value of cashless collars on certain marketable equity securities in accordance with SFAS No. 133 as amended since the cashless collar did not qualify as a hedge and net losses of $3.6 million from sales of certain marketable equity securities. Network's income from investments for the three months ended March 31, 2000 relates to gains of $31.5 million from sales of certain marketable equity securities.

BROADBAND MEDIA

     The table below summarizes Broadband Media's results from operations:

                                            THREE MONTHS ENDED
                                                MARCH 31,
                                         ------------------------
                                            2001          2000
                                         ----------    ----------
                                             (IN THOUSANDS)
Revenues                                 $   40,423    $   40,878
Operating expenses:
   Cost of sales                             38,050        32,182
   Selling, general and administrative        9,877         8,368
   Provision for doubtful accounts              657             6
   Depreciation and amortization              7,330         7,098
   Other                                         --           (14)
                                         ----------    ----------
     Total operating expenses                55,914        47,640
                                         ----------    ----------
Loss from operations                     $  (15,491)   $   (6,762)
                                         ==========    ==========
Equity earnings (losses)                 $      114    $     (660)
                                         ==========    ==========

     Broadband Media's gross profit decreased to $2.4 million for the three months ended March 31, 2001 from $8.7 million for the three months ended March 31, 2000. Gross margin decreased to 6% for the three months ended March 31, 2001 from 21% for the three months ended March 31, 2000. Cost of sales increased $5.9 million, or 18%, primarily due to costs associated with the development of MediaXtranet.

     In fourth quarter 2000, Broadband Media's share of the cumulative losses attributable to its equity method investment exceeded its investment balance. As a result, WCG has suspended recording equity losses related to this investment with the exception of any additional financing activity.

STRATEGIC INVESTMENTS

     The table below summarizes Strategic Investments' results from operations:

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                         ------------------------
                                            2001          2000
                                         ----------    ----------
                                              (IN THOUSANDS)
Revenues                                 $       --    $       --
Operating expenses:
   Cost of sales                                 --             4
   Selling, general and administrative          891         1,474
   Provision for doubtful accounts               --            --
   Depreciation and amortization                 98           122
   Other                                         --            --
                                         ----------    ----------
     Total operating expenses                   989         1,600
                                         ----------    ----------
Loss from operations                     $     (989)   $   (1,600)
                                         ==========    ==========
ATL and other equity losses              $   (6,575)   $   (2,767)
                                         ==========    ==========
Income from investments                  $       --    $   20,199
                                         ==========    ==========

     Strategic Investments' results represent costs associated with managing WCG's equity and cost-based investments in this business segment.

     Strategic Investments' equity losses increased $3.8 million for the three months ended March 31, 2001 primarily due to $2.4 million losses associated with two equity investments made in second quarter 2000 and higher losses from ATL's operations. As of March 31, 2001, WCG has classified its investment in ATL as net assets held for sale.

     Income from investments for the three months ended March 31, 2000 represents a $16.5 million gain related to the partial sale of WCG's interest in ATL and receipt of a $3.7 million dividend from a cost-based investment. The ATL gain resulted from a series of transactions in first quarter 2000 in which WCG sold a portion of its investment in ATL, which had a carrying value of $30 million, for approximately $168 million in cash. WCG recognized a gain on the sale of $16.5 million and deferred a gain of approximately $121 million associated with $150 million of the proceeds which were subsequently advanced to ATL.

CONSOLIDATED NON-OPERATING ITEMS

     WCG's net interest expense increased $31.1 million as a result of increased borrowings at higher interest rates to finance operations and capital expenditures, partially offset by increased interest capitalized related to assets under construction. WCG's total debt has increased $1.9 billion from March 31, 2000 from March 31, 2001, which primarily reflects $1.0 billion principal amount of senior redeemable notes issued in August 2000, borrowing of the $525.0 million term loan under the credit facility in September 2000, and $1.4 billion principal amount of senior secured notes issued in March 2001 partially offset by the exchange of the $975.6 million TWC note for WCG's equity in February 2001.

     WCG's interest and other investing income decreased $24.0 million primarily due to reduced interest earned on short-term investments. During the three months ended March 31, 2000, the average investment balance was approximately $1 billion compared to the average short-term investment balance during the three months ended March 31, 2001 of approximately $70 million.

     WCG's tax provision for the three months ended March 31, 2001 increased $33.7 million primarily due to fully reserving, through a valuation allowance, WCG's net tax assets. Reductions to the fair value of marketable equity securities reduced the associated deferred tax liabilities creating deferred tax assets for which the utilization has not yet been demonstrated. The valuation allowance represents a reserve against WCG's net deferred tax assets, primarily resulting from net operating loss carryforwards which may not be utilized.

LIQUIDITY AND CAPITAL RESOURCES

2001 AND 2002

Financing plan

     As of December 31, 2000, WCG had liquidity of approximately $1.1 billion consisting of cash and cash equivalents of approximately $214 million, short-term investments of approximately $395 million and the revolver portion of WCG's credit facility of approximately $525 million. Since the year ended December 31, 2000, WCG has executed the following to raise cash of $2.6 billion:

o    closed the private placement of the $1.4 billion senior secured notes;

o    upsized its credit facility by $450 million in April 2001;

o closed the sale of the domestic, Mexican and Canadian professional services operations of the Solutions segment to Platinum Equity LLC and signed an agreement to sell its remaining Canadian operations of the Solutions segment to Telus Corporation. Total cash from the disposition of the Solutions segment, including the collection of certain identified retained accounts receivables, is expected to approximate $400 million over time, excluding disposition costs; and

o obtained commitments to further upsize its credit facility by $300 million which can be accessed through the end of first quarter 2002.

     An additional $800 million to $1 billion is also expected to be generated from the following:

o    the sale of its investment in ATL;

o entering into an asset sale/leaseback of its 15-story, 750,000-square-foot Technology Center in downtown Tulsa and other ancillary assets; and

o    the issuance of additional equity in a private offering.

     Therefore, WCG's total liquidity for 2001 and 2002 is expected to be between $4.4 billion and $4.6 billion.

Cash requirements

     WCG's expected cash requirements for 2001 and 2002 total approximately $3.5 billion consisting of the following:

o its capital expenditures program of approximately $3.2 billion, which is a reduction from its previous estimate of approximately $3.9 million resulting from identifying opportunities to be more efficient in the deployment of capital while still achieving its long-term growth objectives;

o    debt service obligations of approximately $1.2 billion;

o partially offset by its expected cash from operations of approximately $900 million including cash from dark fiber transactions and other capacity sales.

     WCG's current financing plan is expected to fund the cash requirements under its current business plan into 2003, when it expects to achieve free cash flow.

2001

Cash sources

     As of March 31, 2001, WCG has $1.2 billion of cash and short-term investments. Included in the short-term investments portfolio are marketable equity securities classified as available for sale with a market value of $101.4 million as of March 31, 2001.

     In March 2001, a note trust, wholly-owned by WCL, issued approximately $1.4 billion of 8.25% senior secured notes in a private placement. The notes are due March 15, 2004 with the principal payment due in full at maturity and interest payments due semi-annually in arrears on March 15 and September 15 of each year beginning September 15, 2001.

     In first quarter 2001, WCG announced that it had reduced the previously announced commitment to increase its credit facility from $950 million to $750 million which would bring the total size of its credit facility to $1.8 billion. Subsequent to first quarter 2001, WCG has borrowed $450 million of the credit facility add-on and expects to borrow the remaining $300 million by the end of first quarter 2002. WCG also has available as of March 31, 2001, the $525 million revolving portion of its credit facility in which it may borrow throughout its six-year term.

     In first quarter 2001, PowerTel completed a 1 for 4, 110 million Australian dollar equity rights offering which allowed each PowerTel shareholder to purchase one new share at 0.54 Australian dollars per share for each four shares held. PowerTel paid off its existing 70 million Australian dollar bridge financing facility with the proceeds received from the equity rights offering. In first quarter 2001, PowerTel also entered into a 150 million Australian dollar bank facility agreement due March 2006. As of March 31, 2001, no amounts have been borrowed under the bank facility agreement. The bank facility and equity rights offering are expected to fully fund PowerTel for the foreseeable future.

     In first quarter 2001, TWC and WCG entered into an agreement that, among other things, resulted in the transfer of ownership of a building under construction and other assets from TWC to WCG, the conversion of the $975.6 million TWC note into paid in capital and the issuance of 24.3 million shares of WCG common stock. After the transaction was completed, WCG's total equity increased by approximately $1.1 billion.

     WCG completed the sale of its interest in the domestic, Mexican and Canadian professional services operations of the Solutions segment to Platinum Equity LLC on March 31, 2001. Subsequent to March 31, 2001, WCG received proceeds of $100 million from the sale in addition to an interest-bearing $75 million promissory note payable over 18 months. WCG has also entered into a collection agreement in which Platinum Equity LLC will pursue the collection of certain identified retained accounts receivables totaling approximately $200 million as of March 31, 2001. Subject to a collection fee, Platinum Equity LLC will remit the proceeds collected to WCG while WCG retains the collection risk. On March 27, 2001, WCG signed an agreement to sell its remaining Canadian operations of the Solutions segment to Telus Corporation. The sale is expected to close in second quarter 2001. Overall, WCG expects it should realize approximately $400 million in cash over time from the sale of the entire Solutions segment, excluding disposition costs. The ultimate cash proceeds are primarily dependant upon WCG's success in collecting certain identified accounts receivables retained from the sale of Solutions.

     In first quarter 2001, WCG granted an option to Telecom Americas, Ltd., a joint venture between SBC, American Movil S.A. de C.V. and Bell Canada International, Inc., to purchase WCG's interest in ATL for an agreed to price. The option was granted in exchange for Telecom Americas, Ltd. paying WCG's portion of required funding to ATL. The option expired at the end of first quarter 2001. However, WCG's management is committed to a plan of selling its investment in ATL and has classified this investment and the associated deferred gain as net assets held for sale as of March 31, 2001.

Cash uses

     Cash used in operating activities was $82.3 million for the three months ended March 31, 2001 which includes cash received from dark fiber transactions of $33.6 million. WCG anticipates its operating activities will result in negative cash flow at least through the end of 2001 as WCG expands and enhances its network.

     WCG currently estimates to spend approximately $1.6 billion to $1.8 billion for capital expenditures in 2001 primarily to enhance the capacity and functionality of the intercity network, provide local access services, expand its domestic network and provide connectivity for overseas customers to its domestic network. For the three months ended March 31, 2001, WCG has spent $500.0 million on capital expenditures.

     Under its asset defeasance program, WCG is obligated to make annual lease payments totaling approximately $47 million during 2001, of which approximately $12.8 million has been paid as of March 31, 2001.

     As of March 31, 2001, WCG's outstanding long-term debt consisted of $3.0 billion principal amount of its 10.70% to 11.875% senior redeemable notes due 2007 to 2010, $1.4 billion principal amount under the 8.25% senior secured notes due 2004 and the $525 million term loan under its credit facility due 2006. As discussed above, in first quarter 2001, the TWC note was exchanged for WCG's equity.

     Scheduled interest payment obligations under the senior secured note, senior redeemable notes, credit facility and the TWC note total approximately $434 million in 2001 with no principal payment obligations scheduled to occur in 2001 of which $76.2 million has been paid for the three months ended March 31, 2001.

     As discussed further in the Recent Developments section, Winstar, a customer of WCG, announced in April 2001 that it has filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Although a number of uncertainties exist in any bankruptcy and the rights and obligations of Winstar and its creditors will be determined over time in the bankruptcy court, WCG currently believes that its net cash position and accounts receivable exposure relative to Winstar, when taken as a whole, will not have a significant cash impact in 2001.

     The cost of expanding and enhancing WCG's fiber-optic network, as well as operating its business, is subject to a variety of factors. Actual costs may vary from expected amounts, and variances could be material. Factors which would could cause a variance include WCG's ability to generate sufficient sales to customers, changes in the competitive environment of the markets that it serves and changes in technology. Any variation could impact WCG's future cash requirements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     WCG's interest rate exposure associated with short-term investments increased since December 31, 2000 as short-term investments excluding marketable equity securities total $1.0 billion as of March 31, 2001 compared to $83.4 million as of December 31, 2000. The increase is a result of the $1.4 billion net proceeds received from the sale of senior secured notes in March 2001 which were primarily invested in money market instruments and commercial paper.

     Interest rate risk exposure, as it relates to the debt portfolio, was impacted in first quarter 2001 by the exchange of the TWC note for WCG's equity and the sale of $1.4 billion senior secured notes. The interest on the TWC note was based upon LIBOR plus 2.25% and the senior secured notes bear a fixed-rate of 8.25% due March 14, 2004.

     Subsequent to first quarter 2001, WCG closed and borrowed a $450 million add-on to its credit facility at a variable rate of LIBOR plus 2.75%.

EQUITY PRICE RISK

     Equity price risk primarily arises from investments in publicly traded telecommunications-related companies. These investments are carried at fair value and approximate 1% and 4% of WCG's total assets as of March 31, 2001 and December 31, 2000, respectively. These investments do have the potential to impact WCG's financial position due to movements in the price of these marketable equity securities. WCG has entered into derivative instruments which will expire by fourth quarter 2001 which provides protection to the exposure of changes in the price of certain marketable equity securities. These derivative instruments covered approximately 17% of WCG's marketable equity securities portfolio as of March 31, 2001. It is reasonably possible that the prices of the equity securities in WCG's marketable equity securities portfolio could experience a 30% increase or decrease in the near term. Assuming a 30% increase or decrease in prices, the value of WCG's marketable equity securities portfolio as of March 31, 2001, which is included in short-term investments in WCG's Consolidated Balance Sheet, would increase or decrease by approximately $30 million or $27 million, respectively.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     WCG is subject to various types of litigation in connection with its business and operations. However, with the possible exception of the landowner lawsuits described below, WCG does not believe that any pending litigation is material to its business or operations.

     WCG and WCL, a wholly owned subsidiary of WCG, are named as defendants in putative class actions purporting to cover landowners in a state and, in some cases, in the nation, on whose property WCG installed fiber-optic cable without the permission of the adjacent landowner. It is likely that additional actions will be filed. WCG believes that the installation of fiber-optic cable along pipeline, highway and railroad rights-of-way and other routes it utilizes, does not infringe on the property rights of adjacent landowners. WCG also believes that class actions are not the proper legal means to resolve the disputes. While WCG cannot quantify the financial impact of such claims at this time, if these claims are allowed by the courts to proceed as class actions and class members prevail on some or all of their claims, the result could have a material adverse impact upon WCG's financial position, results of operations and cash flows.

     On December 20, 2000, the Women's Cooperative Trust Union filed a derivative shareholder action in the U.S. District Court in Oklahoma City against TWC, WCG and certain directors and officers alleging that a former director of the Company, an officer and a former officer purchased at a reduced price stock of corporations which sold telecommunication equipment to WCG. The allegations include breach of fiduciary duty, waste of corporate assets and usurpation of corporate opportunities as well as negligence by the directors. Plaintiff seeks compensatory damages, rescission of all transactions between the named individual officers and directors and the two corporations, including disgorgement of any profits, punitive damages, and attorneys' fees and costs. Subsequently, the plaintiff amended its complaint to recharacterize the stock purchases as kickbacks.

     The defendants, including the Company, have denied that the transactions were kickbacks or that they violated company policies or fiduciary duties . The Company and the directors filed motions to dismiss the action based upon the failure of the plaintiff to comply with applicable legal standards in its complaint. The decision by the court on the motion is pending. A motion requesting a transfer from the Oklahoma City to the federal court in Tulsa is also pending.

     For information regarding other legal proceedings, see WCG's Annual Report on Form 10-K/A for the year ended December 31, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The exhibits listed below are filed as part of this report

          10.65 Amended and Restated Separation Agreement dated April 23, 2001, by and between The Williams Companies, Inc. and the Company (filed as Exhibit 99.1 to the Current Report on Form 8-K dated
                 May 3, 2001, (the "May 3, 2001, 8-K"))

          10.66 Amended and Restated Administrative Services Agreement dated April 23, 2001, between The Williams Companies, Inc., and those certain subsidiaries of Williams collectively as the "Williams Subsidiaries" and the Company and those certain subsidiaries of the Company listed collectively as the "Communications Subsidiaries" (filed as Exhibit 99.2 to the May 3, 2001, 8-K)

          10.67 Tax Sharing Agreement entered into as of the 30th day of September , 1999, and amended and restated as of the 23rd day of April 2001, by and between The Williams Companies, Inc. and the Company (filed as Exhibit 99.3 to the May 3, 2001, 8-K)

          10.68 Amended and Restated Indemnification Agreement dated April 23, 2001, by and between The Williams Companies, Inc., and the Company (filed as Exhibit 99.4 to the May 3, 2001, 8-K)

          10.69 Shareholder Agreement dated April 23, 2001, by and between The Williams Companies, Inc. and the Company (filed as Exhibit 99.5 to the May 3, 2001, 8-K)

          10.70 Amended and Restated Employee Benefits Agreement dated April 23, 2001, by and between The Williams Companies, Inc. and the Company (filed as Exhibit 99.6 to the May 3, 2001, 8-K)

          10.71 Deferral Letter dated April 23, 2001, by and between the Williams Companies, Inc. and the Company (filed as Exhibit 99.7 to the May 3, 2001, 8-K)

          10.72 Amendment No. 4 dated March 14, 2001 to the Amended and Restated Credit Agreement dated September 8, 1999 among Williams Communications, LLC, the Company, the Lenders party thereto, Bank of America, N.A., as Administrative Agent and The Chase Manhattan Bank as Syndication Agent

          10.73 Amendment No. 5 dated April 25, 2001 to the Amended and Restated Credit Agreement dated September 8, 1999 among Williams Communications, LLC, the Company, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, The Chase Manhattan Bank as Syndication Agent

          10.74 Participation Agreement dated March 22, 2001, by and among The Williams Companies, Inc., the Company, Williams
                Communications, LLC, WCG Note Trust, WCG Note Corp., Inc., Williams Share Trust, United States Trust Company of New York and Wilmington Trust Company

          10.75 Indenture dated March 28, 2001, among WCG Note Trust, WCG Note Corp., Inc., and United States Trust Company of New York, as Indenture Trustee and Securities Intermediary

          10.76 Indenture dated March 28, 2001, between the Company and United States Trust Company of New York, as Trustee

          10.77 WCG Note Remarketing and Registration Rights Agreement dated March 28, 2001, between The Williams Companies, Inc., the Company, Williams Communications, LLC, WCG Note Trust, United States Trust Company of New York, as Indenture Trustee and WCG
                Note Indenture Trustee, and Credit Suisse First Boston Corporation, as Initial WCG Note Remarketing Agent

          12 Computations of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

     (b) During the first quarter 2001, WCG filed a Form 8-K on January 17, 2001; January 31, 2001; and February 2, 2001 which reported significant events under Item 5 of the Form and included the exhibits required by Item 7 of the Form.

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


                                       WILLIAMS COMMUNICATIONS GROUP, INC.
                                       -----------------------------------
                                       (Registrant)




                                       /s/ Ken Kinnear
                                       -----------------------------------------
                                       Ken Kinnear
                                       Controller
                                       (Duly Authorized Officer and
                                       Principal Accounting Officer)


May 10, 2001

                                INDEX TO EXHIBITS

         EXHIBIT
         NUMBER                          DESCRIPTION
         -------                         -----------
         10.72    Amendment No. 4 dated March 14, 2001 to the Amended and
                  Restated Credit Agreement dated September 8, 1999 among
                  Williams Communications, LLC, the Company, the Lenders party thereto, Bank of America, N.A., as Administrative Agent and
                  The Chase Manhattan Bank as Syndication Agent

         10.73    Amendment No. 5 dated April 25, 2001 to the Amended and
                  Restated Credit Agreement dated September 8, 1999 among
                  Williams Communications, LLC, the Company, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, The
                  Chase Manhattan Bank as Syndication Agent

         10.74    Participation Agreement dated March 22, 2001, by and among The
                  Williams Companies, Inc., the Company, Williams
                  Communications, LLC, WCG Note Trust, WCG Note Corp., Inc.,
                  Williams Share Trust, United States Trust Company of New York and Wilmington Trust Company

         10.75    Indenture dated March 28, 2001, among WCG Note Trust, WCG Note
                  Corp., Inc., and United States Trust Company of New York, as
                  Indenture Trustee and Securities Intermediary

         10.76    Indenture dated March 28, 2001, between the Company and United
                  States Trust Company of New York, as Trustee

         10.77    WCG Note Remarketing and Registration Rights Agreement dated
                  March 28, 2001, between The Williams Companies, Inc., the
                  Company, Williams Communications, LLC, WCG Note Trust, United
                  States Trust Company of New York, as Indenture Trustee and WCG
                  Note Indenture Trustee, and Credit Suisse First Boston
                  Corporation, as Initial WCG Note Remarketing Agent

         12 Computations of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock
                  Dividend Requirements