Form 10-Q
period 2001-06-30
WILLIAMS COMMUNICATIONS GROUP INC
filed 2001-08-10
CIK 1044583

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 1O-Q

(Mark One)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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


                    CLASS                     OUTSTANDING AT JULY 31, 2001
         Common Stock, $0.01 par value             490,668,352 Shares

                                      INDEX

                                                                                                                PAGE
                                                                                                                ----
PART I. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS
        Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2001 and 2000......     2
        Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000................................     3
        Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000................     4
        Notes to Consolidated Financial Statements...........................................................     5
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
      OPERATIONS.............................................................................................    18
   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................................    32

PART II. OTHER INFORMATION

   ITEM 1. LEGAL PROCEEDINGS.................................................................................    32
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................    33
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................................................    34

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  JUNE 30,                       JUNE 30,
                                                       ----------------------------    ----------------------------
                                                           2001            2000            2001            2000
                                                       ------------    ------------    ------------    ------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Revenues                                               $    281,338    $    179,353    $    557,402    $    342,727

Operating expenses:
    Cost of sales                                           246,739         183,808         501,597         364,812
    Selling, general and administrative                      76,171          66,055         151,186         120,110
    Provision for doubtful accounts                           5,774             652           8,436             982
    Depreciation and amortization                           107,418          37,175         192,631          70,442
    Other                                                    (7,969)         (1,284)         (8,022)         (1,331)
                                                       ------------    ------------    ------------    ------------
       Total operating expenses                             428,133         286,406         845,828         555,015
                                                       ------------    ------------    ------------    ------------
Loss from operations                                       (146,795)       (107,053)       (288,426)       (212,288)
Interest accrued                                           (140,233)        (80,541)       (256,735)       (160,368)
Interest capitalized                                         21,643          36,297          55,662          64,741
Investing income (loss):
    Interest and other                                       18,490          12,896          21,212          39,557
    Equity losses                                            (3,307)         (4,088)         (9,208)         (7,155)
    Income (loss) from investments                            7,132         251,326         (31,405)        303,048
Minority interest in loss of consolidated
    subsidiaries                                              6,583             502          13,191           5,002
Other income, net                                                25              39             143              47
                                                       ------------    ------------    ------------    ------------
Income (loss) before income taxes                          (236,462)        109,378        (495,566)         32,584
Provision for income taxes                                   (9,278)        (94,916)        (52,348)       (104,280)
                                                       ------------    ------------    ------------    ------------
Income (loss) from continuing operations                   (245,740)         14,462        (547,914)        (71,696)
Loss from discontinued operations                                --         (18,373)             --         (53,831)
                                                       ------------    ------------    ------------    ------------
Net loss                                                   (245,740)         (3,911)       (547,914)       (125,527)
Preferred stock dividends and amortization of
   preferred stock issuance costs                            (4,349)             --          (8,765)             --
                                                       ------------    ------------    ------------    ------------
Net loss attributable to common stockholders           $   (250,089)   $     (3,911)   $   (556,679)   $   (125,527)
                                                       ============    ============    ============    ============

Basic and diluted earnings (loss) per share:
    Income (loss) from continuing operations
      attributable to common stockholders              $       (.51)   $        .03    $      (1.16)   $       (.15)
    Loss from discontinued operations                            --            (.04)             --            (.12)
                                                       ------------    ------------    ------------    ------------
    Net loss attributable to common stockholders       $       (.51)   $       (.01)   $      (1.16)   $       (.27)
                                                       ============    ============    ============    ============

    Basic weighted average shares outstanding               490,136         464,059         481,959         464,019


                             See accompanying notes.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                         JUNE 30,      DECEMBER 31,
                                                                                           2001            2000
                                                                                       ------------    ------------
                                                                                              (IN THOUSANDS)
ASSETS
Current assets:
    Cash and cash equivalents                                                          $    238,806    $    213,888
    Short-term investments                                                                1,116,655         395,184
    Receivables less allowance of $21,209,000 ($21,501,000 in 2000)                         385,060         291,706
    Net assets of discontinued operations                                                    87,807         288,384
    Net assets held for sale                                                                294,229              --
    Other                                                                                    32,182          17,252
                                                                                       ------------    ------------
Total current assets                                                                      2,154,739       1,206,414
Investments                                                                                 115,451         619,852
Property, plant and equipment, net                                                        5,821,605       5,138,984
Goodwill and other intangibles, net                                                          89,653         103,231
Other assets and deferred charges                                                           456,319         340,804
                                                                                       ------------    ------------
Total assets                                                                           $  8,637,767    $  7,409,285
                                                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                   $    332,849    $    419,863
    Deferred income                                                                         137,765         107,931
    Accrued liabilities                                                                     375,836         401,858
    Long-term debt due within one year                                                          638              --
                                                                                       ------------    ------------
Total current liabilities                                                                   847,088         929,652
Long-term debt:
    The Williams Companies, Inc.                                                                 --         975,610
    Other                                                                                 5,413,897       3,551,096
Other liabilities and deferred income                                                       382,565         453,905
Minority interest in consolidated subsidiaries                                               57,055          45,028
Commitments and contingencies                                                                    --              --
6.75% redeemable cumulative convertible preferred stock, $0.01 par value, 500.0 million shares authorized, 5.0 million shares outstanding in 2001 and 2000, respectively; aggregate liquidation preference of $250,000,000
                                                                                            242,005         240,722
Stockholders' equity:
    Class A common stock, $0.01 par value, 1 billion shares authorized, 488.9 million shares and 68.2 million shares outstanding in 2001 and 2000,
       respectively                                                                           4,889             682
    Class B common stock, $0.01 par value, 500 million shares
       authorized, 395.4 million shares outstanding in 2000                                      --           3,954
    Capital in excess of par value                                                        3,814,566       2,659,136
    Accumulated deficit                                                                  (2,042,463)     (1,494,549)
    Accumulated other comprehensive income (loss)                                           (81,835)         44,049
                                                                                       ------------    ------------
Total stockholders' equity                                                                1,695,157       1,213,272
                                                                                       ------------    ------------
Total liabilities and stockholders' equity                                             $  8,637,767    $  7,409,285
                                                                                       ============    ============

                             See accompanying notes.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   SIX MONTHS ENDED JUNE 30,
                                                                 ----------------------------
                                                                     2001            2000
                                                                 ------------    ------------
                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES
Loss from continuing operations                                  $   (547,914)   $    (71,696)
Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                     192,631          70,442
    Provision for deferred income taxes                                52,322         103,450
    Provision for loss on investments                                  93,741              --
    Provision for doubtful accounts                                     8,436             982
    Equity losses                                                       9,208           7,155
    Gain on sales of investments                                      (62,336)        (84,617)
    Gain on conversion of common stock investment                          --        (214,732)
    Minority interest in loss of consolidated subsidiaries            (13,191)         (5,002)
    Cash provided by (used in) changes in:
       Receivables                                                    (54,112)          6,737
       Other current assets                                           (14,930)         (3,316)
       Accounts payable                                               (72,722)         25,782
       Current deferred income                                         33,334          25,240
       Accrued liabilities                                             82,795        (119,322)
       Long-term deferred income                                       88,543         102,750
       Other                                                              329          (2,431)
                                                                 ------------    ------------
Net cash used in operating activities                                (203,866)       (158,578)

FINANCING ACTIVITIES
Proceeds from long-term debt                                        2,157,977              --
Payments on long-term debt                                           (325,354)           (393)
Proceeds from issuance of common stock, net of expenses                 2,773           2,973
Debt issue costs                                                      (39,624)           (977)
Contribution to subsidiary from minority interest
    shareholders                                                       31,694              --
                                                                 ------------    ------------
Net cash provided by financing activities                           1,827,466           1,603

INVESTING ACTIVITIES
Property, plant and equipment:
    Capital expenditures                                             (870,399)     (1,427,931)
    Proceeds from sales                                                20,852          17,140
Purchase of investments                                            (1,452,443)       (279,472)
Proceeds from sales of investments                                    502,368       1,671,271
Other                                                                     363           7,886
                                                                 ------------    ------------
Net cash used in investing activities                              (1,799,259)        (11,106)

DISCONTINUED OPERATIONS
Net cash provided by (used in) operating activities                    66,985         (11,948)
Net cash provided by (used in) investing activities                   133,592         (16,166)
                                                                 ------------    ------------
Net cash provided by (used in) discontinued operations                200,577         (28,114)
                                                                 ------------    ------------

Increase (decrease) in cash and cash equivalents                       24,918        (196,195)
Cash and cash equivalents at beginning of period                      213,888         483,853
                                                                 ------------    ------------
Cash and cash equivalents at end of period                       $    238,806    $    287,658
                                                                 ============    ============

                             See accompanying notes.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. GENERAL

     The accompanying interim consolidated financial statements of Williams Communications Group, Inc. (WCG) do not include all notes in annual financial statements and therefore should be read in conjunction with the consolidated financial statements and notes thereto in WCG's Annual Report on Form 10-K/A. The accompanying financial statements have not been audited by independent auditors but include all normal recurring adjustments, which, in the opinion of WCG's management, are necessary to present fairly its financial position as of June 30, 2001, results of operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000.


2. DISCONTINUED OPERATIONS

     On January 25, 2001, WCG's board of directors authorized a plan for its management to divest the Solutions segment. Accordingly, the Solutions segment has been accounted for as a disposal of a business segment with the associated operating results segregated and reported as discontinued operations. On January 29, 2001, WCG signed an agreement to sell the domestic, Mexican and Canadian professional services operations of the Solutions segment to Platinum Equity LLC. This sale closed on March 31, 2001 for approximately $100 million in cash and an interest-bearing $75 million promissory note payable over 18 months. WCG has also entered into a collection agreement as of March 31, 2001 in which Platinum Equity LLC will pursue the collection of certain identified retained accounts receivables totaling approximately $200 million. Subject to a collection fee, Platinum Equity LLC will remit the proceeds collected to WCG while WCG retains the collection risk.

     On March 27, 2001, WCG signed an agreement to sell its remaining Canadian operations of the Solutions segment to Telus Corporation. The sale closed in second quarter 2001 for approximately $38 million in cash.

     The net assets of discontinued operations as of June 30, 2001 consist primarily of certain identified retained accounts receivables, net of allowance for doubtful accounts, partially offset by accruals for costs of disposal of discontinued operations.


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

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)

                                                            BROADBAND        STRATEGIC
                                             NETWORK          MEDIA         INVESTMENTS    ELIMINATIONS        TOTAL
                                           ------------    ------------    ------------    ------------    ------------
                                                                          (IN THOUSANDS)
THREE MONTHS ENDED JUNE 30, 2001
Revenues:
    External customers:
       Dark fiber                          $      1,250    $         --    $         --    $         --    $      1,250
       Capacity and other                       240,298          39,790              --              --         280,088
                                           ------------    ------------    ------------    ------------    ------------
    Total external customers                    241,548          39,790              --              --         281,338
    Intercompany                                 13,547             104              --         (13,651)             --
                                           ------------    ------------    ------------    ------------    ------------
Total segment revenues                     $    255,095    $     39,894    $         --    $    (13,651)   $    281,338
                                           ============    ============    ============    ============    ============
Costs of sales:
    Dark fiber                             $        534    $         --    $         --    $         --    $        534
    Capacity and other                          222,803          23,402              --              --         246,205
    Intercompany                                    104          13,547              --         (13,651)             --
                                           ------------    ------------    ------------    ------------    ------------
Total cost of sales                        $    223,441    $     36,949    $         --    $    (13,651)   $    246,739
                                           ============    ============    ============    ============    ============

Segment loss:
    Loss from operations                   $   (129,247)   $    (16,096)   $     (1,452)   $         --    $   (146,795)
    Equity earnings (losses)                        561            (244)         (3,624)             --          (3,307)
    Income from investments                       7,132              --              --              --           7,132
    Add back - allocated charges from
       TWC                                          917              78               1              --             996
                                           ------------    ------------    ------------    ------------    ------------
Total segment loss                         $   (120,637)   $    (16,262)   $     (5,075)   $         --    $   (141,974)
                                           ============    ============    ============    ============    ============
Depreciation and amortization              $     99,217    $      8,076    $        125    $         --    $    107,418

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)

                                                             BROADBAND      STRATEGIC
                                             NETWORK           MEDIA        INVESTMENTS    ELIMINATIONS        TOTAL
                                           ------------    ------------    ------------    ------------    ------------
                                                                          (IN THOUSANDS)
THREE MONTHS ENDED JUNE 30, 2000
Revenues:
    External customers:
       Dark fiber                          $     12,294    $         --    $         --    $         --    $     12,294
       Capacity and other                       125,313          41,746              --              --         167,059
                                           ------------    ------------    ------------    ------------    ------------
    Total external customers                    137,607          41,746              --              --         179,353
    Intercompany                                  8,025              54              --          (8,079)             --
                                           ------------    ------------    ------------    ------------    ------------
Total segment revenues                     $    145,632    $     41,800    $         --    $     (8,079)   $    179,353
                                           ============    ============    ============    ============    ============
Costs of sales:
    Dark fiber                             $      4,645    $         --    $         --    $         --    $      4,645
    Capacity and other                          155,603          23,553               7              --         179,163
    Intercompany                                     54           8,025              --          (8,079)             --
                                           ------------    ------------    ------------    ------------    ------------
Total cost of sales                        $    160,302    $     31,578    $          7    $     (8,079)   $    183,808
                                           ============    ============    ============    ============    ============

Segment profit (loss):
    Loss from operations                   $    (97,882)   $     (7,056)   $     (2,115)   $         --    $   (107,053)
    Equity earnings (losses)                        675          (2,887)         (1,876)             --          (4,088)
    Income from investments                     251,292              --              34              --         251,326
    Add back - allocated charges from
       TWC                                        1,539             359             127              --           2,025
                                           ------------    ------------    ------------    ------------    ------------
Total segment profit (loss)                $    155,624    $     (9,584)   $     (3,830)   $         --    $    142,210
                                           ============    ============    ============    ============    ============
Depreciation and amortization              $     29,916    $      7,144    $        115    $         --    $     37,175

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)



                                                             BROADBAND       STRATEGIC
                                              NETWORK          MEDIA        INVESTMENTS    ELIMINATIONS        TOTAL
                                           ------------    ------------    ------------    ------------    ------------
                                                                          (IN THOUSANDS)
SIX MONTHS ENDED JUNE 30, 2001
Revenues:
    External customers:
       Dark fiber                          $      9,101    $         --    $         --    $         --    $      9,101
       Capacity and other                       468,183          80,118              --              --         548,301
                                           ------------    ------------    ------------    ------------    ------------
    Total external customers                    477,284          80,118              --              --         557,402
    Intercompany                                 26,634             199              --         (26,833)             --
                                           ------------    ------------    ------------    ------------    ------------
Total segment revenues                     $    503,918    $     80,317    $         --    $    (26,833)   $    557,402
                                           ============    ============    ============    ============    ============
Costs of sales:
    Dark fiber                             $      3,488    $         --    $         --    $         --    $      3,488
    Capacity and other                          449,744          48,365              --              --         498,109
    Intercompany                                    199          26,634              --         (26,833)             --
                                           ------------    ------------    ------------    ------------    ------------
Total cost of sales                        $    453,431    $     74,999    $         --    $    (26,833)   $    501,597
                                           ============    ============    ============    ============    ============

Segment loss:
    Loss from operations                   $   (254,398)   $    (31,587)   $     (2,441)   $         --    $   (288,426)
    Equity earnings (losses)                      1,121            (130)        (10,199)             --          (9,208)
    Loss from investments                       (31,405)             --              --              --         (31,405)
    Add back - allocated charges from
       TWC                                        3,786             330              83              --           4,199
                                           ------------    ------------    ------------    ------------    ------------
Total segment loss                         $   (280,896)   $    (31,387)   $    (12,557)   $         --    $   (324,840)
                                           ============    ============    ============    ============    ============
Depreciation and amortization              $    177,002    $     15,406    $        223    $         --    $    192,631

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


                                                             BROADBAND       STRATEGIC
                                             NETWORK           MEDIA        INVESTMENTS    ELIMINATIONS        TOTAL
                                           ------------    ------------    ------------    ------------    ------------
                                                                          (IN THOUSANDS)
SIX MONTHS ENDED JUNE 30, 2000
Revenues:
    External customers:
       Dark fiber                          $     31,425    $         --    $         --    $         --    $     31,425
       Capacity and other                       228,726          82,576              --              --         311,302
                                           ------------    ------------    ------------    ------------    ------------
    Total external customers                    260,151          82,576              --              --         342,727
    Intercompany                                 15,758             102              --         (15,860)             --
                                           ------------    ------------    ------------    ------------    ------------
Total segment revenues                     $    275,909    $     82,678    $         --    $    (15,860)   $    342,727
                                           ============    ============    ============    ============    ============
Costs of sales:
    Dark fiber                             $     18,031    $         --    $         --    $         --    $     18,031
    Capacity and other                          298,768          48,002              11              --         346,781
    Intercompany                                    102          15,758              --         (15,860)             --
                                           ------------    ------------    ------------    ------------    ------------
Total cost of sales                        $    316,901    $     63,760    $         11    $    (15,860)   $    364,812
                                           ============    ============    ============    ============    ============

Segment profit (loss):
    Loss from operations                   $   (194,755)   $    (13,818)   $     (3,715)   $         --    $   (212,288)
    Equity earnings (losses)                      1,035          (3,547)         (4,643)             --          (7,155)
    Income from investments                     282,815              --          20,233              --         303,048
    Add back - allocated charges from
       TWC                                        3,311             772             274              --           4,357
                                           ------------    ------------    ------------    ------------    ------------
Total segment profit (loss)                $     92,406    $    (16,593)   $     12,149    $         --    $     87,962
                                           ============    ============    ============    ============    ============
Depreciation and amortization              $     55,963    $     14,242    $        237    $         --    $     70,442

                                         TOTAL ASSETS
                                 ---------------------------
                                   JUNE 30,     DECEMBER 31,
                                     2001           2000
                                 ------------   ------------
                                       (IN THOUSANDS)

Network                          $  6,466,737   $  6,025,728
Broadband Media                       234,892        210,840
Strategic Investments                 356,904        506,813
Corporate                           1,491,427        377,520
Discontinued Operations                87,807        288,384
                                 ------------   ------------

   Total                         $  8,637,767   $  7,409,285
                                 ============   ============

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


4. ASSETS HELD FOR SALE

     WCG entered into an agreement with America Movil, S.A. de C.V. in second quarter 2001 to sell its remaining economic interest in Algar Telecom Leste, S.A. (ATL). The proposed transaction is subject to the receipt of necessary regulatory, third party, legal and other approvals, and is expected to close during third quarter 2001. Under the terms of the agreement, America Movil, S.A. de C.V. has exercised an option to purchase WCG's remaining interest in ATL for $300 million at closing with an additional $100 million to be paid on May 15, 2002. Upon closing, WCG expects to record a financial net gain, which will be quantified once all factors relative to its basis are finalized.

     WCG has classified its investment in ATL and the associated deferred gain (see Note 5) as net assets held for sale as of June 30, 2001.


5. INCOME (LOSS) FROM INVESTMENTS

     WCG sold portions of its investments in certain marketable equity securities for gross realized gains of $37.5 million and $61.9 million for the three and six months ended June 30, 2001, respectively, and gross realized losses of $12.5 million and $40.5 million for the three and six months ended June 30, 2001, respectively. Gross realized gains were $36.6 million and $68.1 million for the three and six months ended June 30, 2000, respectively.

     WCG recognized a loss of $34.5 million and $93.7 million for the three and six months ended June 30, 2001, respectively, related to write-downs of certain investments resulting from management's determination that the decline in the value of these investments was other than temporary.

     WCG also recorded income of $16.6 million and $40.9 million for the three and six months ended June 30, 2001, respectively, from the change in the market value of cashless collars on certain marketable equity securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended since the cashless collars did not qualify as a hedge. Cashless collars were terminated during the three and six months ended June 30, 2001 yielding proceeds of $16.6 million and $40.9 million, respectively. WCG has no cashless collars in place as of June 30, 2001.

     In second quarter 2000, WCG recognized a gain of $214.7 million (before a deferred tax provision impact of $82.1 million) from the conversion of WCG's shares of common stock of Concentric Network Corporation into shares of common stock of XO Communications, Inc. pursuant to a merger of those companies completed in June 2000.

     In a series of transactions in first quarter 2000, WCG recognized a $16.5 million gain related to the partial sale of WCG's interest in ATL to an entity jointly owned by SBC Communications, Inc. (SBC) and Telefonos de Mexico S.A. de C.V. The sale of the investment in ATL, which had a carrying value of $30 million, yielded proceeds of approximately $168 million. WCG recognized a gain on the sale of $16.5 million and deferred a gain of approximately $121 million associated with $150 million of the proceeds which were subsequently advanced to ATL.

     WCG recognized a $3.7 million gain for the three months ended March 31, 2000 related to dividends received from certain cost-based investments.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


6. PROVISION FOR INCOME TAXES

   The provision for income taxes includes:

                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                         JUNE 30,                       JUNE 30,
                               ----------------------------    ----------------------------
                                   2001            2000            2001            2000
                               ------------    ------------    ------------    ------------
                                                      (IN THOUSANDS)
Current:
    Federal                    $         --    $         --    $         --    $       (758)
    State                                 3             (54)            (26)            (72)
    Foreign                              --              --              --              --
                               ------------    ------------    ------------    ------------
                                          3             (54)            (26)           (830)
Deferred:
    Federal                          (7,531)        (85,745)        (43,832)        (93,658)
    State                            (1,754)        (14,807)         (8,494)        (16,687)
    Foreign                               4           5,690               4           6,895
                               ------------    ------------    ------------    ------------
                                     (9,281)        (94,862)        (52,322)       (103,450)
                               ------------    ------------    ------------    ------------
       Total provision         $     (9,278)   $    (94,916)   $    (52,348)   $   (104,280)
                               ============    ============    ============    ============

     The tax provision for the three and six months ended June 30, 2001 is significantly less than the benefit expected from applying the federal statutory rate to pre-tax losses primarily due to a valuation allowance established for WCG's net deferred tax assets. The valuation allowance fully reserves WCG's net deferred tax assets, primarily resulting from net operating loss carryforwards, as WCG does not believe it is more likely than not that the net deferred tax assets will be realized. During the three and six months ended June 30, 2001, reductions to the fair value of marketable equity securities reduced the associated deferred tax liabilities creating additional net deferred tax assets for which the utilization has not yet been demonstrated. The deferred tax provisions for these periods result from a valuation allowance created to fully reserve these additional net deferred tax assets.

     The tax provisions for the three and six months ended June 30, 2000 are significantly more than the provisions expected from applying the federal statutory rate to the pre-tax income primarily due to a valuation allowance established for uncertainties arising from application of the tax sharing agreement with TWC that may affect the utilization of loss carryforwards as well as state income taxes and the impact of net foreign losses not deductible for U.S. tax purposes. In addition, for the six months ended June 30, 2000, the tax provision is partially offset by a tax benefit from the permanent basis differences on certain assets sold during first quarter 2000.

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

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


7. EARNINGS (LOSS) PER SHARE

     For the periods presented, diluted earnings (loss) per common share is the same as the basic calculation. The inclusion of any stock options and convertible preferred stock would be antidilutive for the three and six months ended June 30, 2001 and for the six months ended June 30, 2000 as WCG reported a loss from continuing operations for these periods. Stock options and convertible preferred stock of 15.6 million shares and 12.2 million shares for the three and six months ended June 30, 2001, respectively, and 2.0 million shares for the six months ended June 30, 2000 have been excluded from the computation of diluted loss per common share.

     The following table is a reconciliation of basic weighted average shares to diluted weighted average shares for the three months ended June 30, 2000 as WCG reported income from continuing operations for this period.

                                                     THREE MONTHS
                                                         ENDED
                                                     JUNE 30, 2000
                                                    (IN THOUSANDS)
                                                    --------------

Basic weighted average shares outstanding                  464,059
Dilutive effect of stock options                             1,859
                                                    --------------
Diluted weighted average shares outstanding                465,918
                                                    ==============


8. DEBT AND OTHER FINANCING ARRANGEMENTS

     TWC

     In February 2001, TWC and WCG entered into an agreement that, among other things, resulted in the exchange of the TWC note for WCG's equity (see Note 9).

     As of June 30, 2001, WCG owes TWC approximately $100 million for various normal course services which is included in accounts payable. WCG elected to defer payment of these payables until March 15, 2002 at an interest rate of 8.25%.

     THIRD PARTIES

     Long-term debt (excluding amounts due to TWC) consists of the following:

                                                       JUNE 30,      DECEMBER 31,
                                                         2001            2000
                                                     ------------    ------------
                                                          (IN THOUSANDS)
Senior redeemable notes, 10.70% - 11.875%, due
   2007 - 2010                                       $  2,987,043    $  2,986,598
8.25% senior secured notes due 2004                     1,400,000              --
Credit facility                                           975,000         525,000
Other debt, including capital leases                       52,492          39,498
                                                     ------------    ------------
                                                        5,414,535       3,551,096
Less current maturities                                      (638)             --
                                                     ------------    ------------
Long-term debt                                       $  5,413,897    $  3,551,096
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

     The senior secured notes are backed by a $1.5 billion note issued by WCG to WCG Note Trust which is eliminated in consolidation. The note issued by WCG ranks equal to all of WCG's existing and future senior unsecured debt, will be senior to all of WCG's subordinated debt and junior to any secured debt WCG may incur as to the assets securing such debt. The note issued by WCG will mature on March 31, 2008, and will bear interest at an annual rate of 8.25% until September 15, 2003, at which time the interest rate will be reset in accordance with the terms of such note. Interest on this note is payable semiannually one business day prior to the interest payment dates with respect to the senior secured notes. Under the terms of the note issued by WCG to WCG Note Trust, principal payments under the senior secured notes will be met by remarketing to the public the note issued by WCG to WCG Note Trust to enable a sale at a price which will generate proceeds sufficient to redeem the senior secured notes.


     TWC provided indirect credit support for the senior secured notes through a commitment to issue its preferred stock in the event of a default under the senior secured notes.

     Long-term credit facility

     The $1.05 billion credit facility consists of a $525 million seven-year senior multi-draw amortizing term loan facility and a $525 million six-year senior reducing revolving credit facility. WCG borrowed the $525 million term loan under the credit facility in September 2000. Outstanding borrowings under the credit facility bear interest based on WCG's credit ratings. As of June 30, 2001, the interest rate under this facility was based on variable rate LIBOR plus 2.75% which WCG had a six month locked in rate of 7.00%.

     In April 2001, WCG closed and borrowed a $450 million add-on to its credit facility funded by various investment groups. The add-on to the credit facility bears interest based on WCG's credit ratings which as of June 30, 2001 was based on variable rate LIBOR plus 2.75%. As of June 30, 2001, WCG had a six month locked in rate of 7.06%. In connection with the add-on to the credit facility, WCG was required to grant to the lenders a security interest in substantially all of the domestic assets of WCL except for certain assets such as any land or interest in land and any Broadband Media related assets. WCG also received a commitment, subject to various conditions, to further increase its credit facility by $300 million which would bring the total size of the credit facility to $1.8 billion.

     The credit facility contains certain covenants which require WCG to generate cash of at least $700 million from the sales of the Solutions segment and ATL by September 30, 2001 and complete certain other transactions resulting in net cash proceeds in an aggregate amount of at least $500 million by December 31, 2001, of which at least $150 million must be in the form of additional equity. The credit facility also contains another covenant which requires WCG to meet a defined minimum threshold from the combination of operating results, as defined, and cash generated from capacity transactions, as defined, for the periods ending on September 30, 2001, and December 31, 2001.

     On July 19, 2001, Moody's Investor Service announced that it lowered various credit ratings of WCG. The announcement stated that contributing to this change is the recent tax-free spin-off from TWC and the potential impact the current economic slowdown could have on both the telecommunications industry and WCG's

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


operating results. This downgrade will increase the borrowing rate on WCG's credit facility from LIBOR plus 2.75% to LIBOR plus 3.00% and potentially limit or increase the cost of public or private financings. In addition, the downgrade allows the credit facility lenders to request liens on WCG's assets that were not previously secured under the credit facility.

     Other

     In first quarter 2001, PowerTel paid off its 70 million Australian dollar bridge financing facility agreement with a portion of the proceeds received from the completion of a 110 million Australian dollar equity rights offering. In first quarter 2001, PowerTel also entered into a 150 million Australian dollar bank facility agreement due March 2006 with a variable interest rate as defined in the agreement. As of June 30, 2001, PowerTel borrowed 45 million Australian dollars (or approximately $22.9 million) under the bank facility agreement at an interest rate of 7.7%.

     WCG has $29.3 million in total indebtedness related to a capital lease as of June 30, 2001, of which $28.7 million is considered long-term.


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

     In March 2001, TWC's board of directors approved a tax-free spin-off of WCG to TWC's shareholders. TWC owned 24,265,892 of WCG Class A common stock shares outstanding and 395,434,965 of Class B common stock shares outstanding which it converted to Class A shares prior to the spin-off. After the close of the market on April 23, 2001, TWC distributed 398,500,000 shares, or approximately 95% of the WCG common stock it currently owned, to holders of TWC common shares on a pro rata basis by distributing approximately 0.822399 of a share of WCG Class A common stock as a dividend on each share of TWC common stock outstanding on the record date. Following the distribution, TWC retained 21,200,857 shares of WCG Class A common stock which TWC has committed to the Internal Revenue Service
(IRS) to sell within five years of the tax-free spin-off. However, under a separation agreement between TWC and WCG, subject to the receipt of a favorable letter ruling from the IRS which has been requested, TWC has agreed not to sell any shares before April 23, 2004.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


10. COMPREHENSIVE LOSS

     Comprehensive loss is as follows:

                                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                   JUNE 30,                        JUNE 30,
                                                         ----------------------------    ----------------------------
                                                             2001            2000            2001            2000
                                                         ------------    ------------    ------------    ------------
                                                                               (IN THOUSANDS)

Net loss                                                 $   (245,740)   $     (3,911)   $   (547,914)   $   (125,527)
    Other comprehensive income (loss):
        Unrealized gain (loss) on securities                  (10,914)        199,289        (125,216)        339,864
        Less:  reclassification adjustment for net
          gains realized in net loss                          (25,040)       (251,292)        (21,431)       (282,815)
                                                         ------------    ------------    ------------    ------------
        Net unrealized gain (loss)                            (35,954)        (52,003)       (146,647)         57,049
        Foreign currency translation adjustments              (15,180)         (9,564)        (34,541)        (14,899)
                                                         ------------    ------------    ------------    ------------
    Other comprehensive income (loss) before
        taxes
                                                              (51,134)        (61,567)       (181,188)         42,150
    Income tax benefit (provision) on other
        comprehensive income (loss)                            12,383          20,186          55,304         (22,235)
                                                         ------------    ------------    ------------    ------------
Comprehensive loss                                       $   (284,491)   $    (45,292)   $   (673,798)   $   (105,612)
                                                         ============    ============    ============    ============


11. COMMITMENTS AND CONTINGENCIES

      Commitments

      On April 18, 2001, Winstar Communications, Inc. (Winstar), announced it filed for protection under Chapter 11 of the U.S. Bankruptcy Code. This announcement followed a series of announcements by Winstar including that it would reduce its workforce by approximately 44% and halt the expansion of its network.

      In 1998, WCG entered into an agreement with Winstar for a 25-year indefeasible right to use (IRU) of approximately 2% of the wireless local capacity of Winstar. Per the agreement, Winstar is to construct 270 hubs by the end of 2001, and WCG is to have the ability to use all of these hubs for a 25-year period. As of June 30, 2001, Winstar has delivered and WCG has paid for 200 hubs, or antenna sites, for WCG to use. WCG has paid approximately $300 million for the 200 hubs and had previously estimated that it would pay an additional $100 million for the delivery and acceptance of the remaining 70 hubs Winstar is committed to deliver. WCG is not required to pay the additional $100 million if the remaining 70 hubs are not delivered and accepted. WCG cannot determine at this time what financial impact, if any, the Winstar bankruptcy filing and the recently announced workforce reductions and halt in network expansion will have on the utilization of the delivered hubs, on the recoverability of WCG's expenditures for the delivered hubs, or on WCG's commitment on the remaining 70 hubs. Developments in the bankruptcy proceedings could impair WCG's ability to realize or recover its investment in the wireless hub capacity, leading to a non-recurring impairment charge against earnings representing a write-off or write-down of all or a portion of the $300 million already paid and any portion of the $100 million that WCG may be required to pay related to the wireless hubs. Because WCG has not yet fully integrated this wireless capacity into its fiber service offerings, if WCG's use of the capacity is impaired, it does not expect that any such impairment would impact its marketing business plan or product offerings in 2001. WCG will adjust its product offering plans for subsequent years if in fact bankruptcy proceedings result in the loss of or diminished use of the wireless capacity to compensate for the loss of these wireless assets.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


     On April 11 and 16, 2001, WCG notified Winstar that it was in default under its IRU agreement for long haul capacity with WCG dated December 17, 1998, as subsequently modified, as a result of past due receivables, and terminated the agreement in accordance with its terms. WCG offered and provided transition services to Winstar with respect to capacity services at agreed-upon rates, under standard terms and conditions. On May 8, 2001, Winstar signed a standstill agreement, effective on April 18, 2001, utilizing debtor-in-possession financing to prepay for transition services utilized. As of June 30, 2001, Winstar is still seeking additional debtor-in-possession financing.

     Litigation

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

     Other

     WCG recorded other operating income of $8 million in second quarter 2001 relating to a settlement of a claim.

     In second quarter 2001, WCG began undertaking a company-wide effort to analyze its operating costs and capital spending to ensure these costs are consistent with its business plan goals. As part of this analysis, WCG reviewed its workforce requirements and identified approximately 400 positions that were eliminated in July 2001. In addition, WCG is in the process of prioritizing its capital expenditures program and expects to suspend certain capital projects which could result in expensing any amounts previously capitalized. WCG expects to recognize expenses of less than $30 million related to the severance and suspended capital projects in third quarter 2001.


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

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


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

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. WCG does not expect the initial adoption of this standard to have any impact on its results of operations or statement of position.

     Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 applies to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, adoption of SFAS No. 142 is required in fiscal years beginning after December 15, 2001. During the six months ended June 30, 2001, WCG recorded amortization of goodwill and other intangible assets of approximately $4 million. WCG does not expect the initial adoption of this standard to have a material impact on its statement of position and, based on its results through June 30, 2001, anticipates that it will have less than an $8 million impact on its annual amortization expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING INFORMATION

     Certain matters discussed in this report, excluding historical information, include forward-looking statements - statements that discuss WCG's expected future results based on current and pending business operations. WCG makes these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

     Forward-looking statements can be identified by words such as "anticipates," "believes," "expects," "planned," "scheduled" or similar expressions. Although WCG believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of risks, assumptions, and uncertainties that could cause WCG's actual results to differ materially from those projected. In addition to risk factors set forth in WCG's filings with the Securities and Exchange Commission, the following important factors could cause actual results to differ materially from any results projected, forecasted, estimated, or budgeted:

     o The effects of and changes in political and/or economic conditions, including inflation, interest rates and monetary conditions, and in communications, trade, monetary, fiscal and tax policies in the United States and in foreign markets, including Asia, Australia, Europe and South America.

     o Conditions of the capital markets that WCG utilizes to access capital to finance operations.

     o The ability in a cost-effective way to raise capital and manage cash to sustain operating cash flow, make capital expenditures, and meet debt obligations.

     o The ability of WCG to adapt to further deterioration in the capital markets and the telecommunications industry, particularly as a result of the perceived oversupply of bandwidth.

     o The ability of WCG to meet its debt covenant requirements under its debt obligations.

     o The successful collection of the proceeds from the assets retained in connection with the sale of the Solutions segment.

     o The successful completion of the sale of WCG's remaining economic interest in ATL and the collection of proceeds from the sale.

     o The successful completion of the sale/leaseback of the Williams Communications' Technology Center and other ancillary assets.

     o    The successful completion of the issuance of additional equity.

     o The ability to manage operating costs and capital spending without limiting revenue growth.

     o The financial health of WCG's customers and the ability to collect revenues from customers.

     o Changes in the technological, regulatory or business environment applicable to WCG or the telecommunications industry generally.

     o Termination of the SBC strategic alliance or SBC's inability to obtain regulatory approval to provide long-distance telecommunications services within markets in which it currently provides local services.

     o    Loss of a high volume Network customer.

     o Technological developments, high levels of competition, lack of customer diversification, and general uncertainties of government regulation in the telecommunications industry.

     o The ability to deploy sophisticated technologies on a local-to-global basis.

     o The ability to expand and enhance the network in response to customer demands and industry changes.

     o The ability of Network to timely turn up service requests and minimize service interruptions.

     o The ability to obtain additional capacity for the WCG network from other providers.

     o The ability to expand the WCG network and to deploy the MediaXtranet strategy as needed to remain competitive and to maintain leading-edge technology.

     o    The ability to successfully market capacity on the WCG network.

     o The ability of each operating segment to implement successfully key systems, such as order entry systems and service delivery systems, within currently estimated time frames and budgets.

     o    The ability to develop the "Williams Communications" brand.

     o The ability, in a cost-effective way, to obtain and maintain necessary rights of way for the WCG network.

     o The realization of revenues from products and services in the early stages of development or operation.

     o    Significant competition on pricing and product offerings for Network.

     o Changes in external competitive market factors that might affect results of operations.

     o    The effect of changes in accounting policies.

     o    The ability to attract and retain qualified employees.

     o The cost and effects of legal and administrative claims and proceedings against WCG or its subsidiaries.

     o The ability to develop financial, management, and operating controls to manage costs and rapid growth.

     o    The ability to successfully integrate any newly acquired businesses.

RECENT DEVELOPMENTS

     Discontinued operations

     On January 25, 2001, WCG's board of directors authorized a plan for its management to divest the Solutions segment which provides professional communications services and sells and installs communications equipment. Accordingly, the Solutions segment has been accounted for as a disposal of a business segment with the associated operating results segregated and reported as discontinued operations. On January 29, 2001, WCG signed an agreement to sell the domestic, Mexican and Canadian professional services operations of the Solutions segment to Platinum Equity LLC. This sale closed on March 31, 2001 for approximately $100 million in cash and an interest-bearing $75 million promissory note payable over 18 months. WCG has also entered into a collection agreement as of March 31, 2001 in which Platinum Equity LLC will pursue the collection of certain identified retained accounts receivables totaling approximately $200 million. Subject to a collection fee, Platinum Equity LLC will remit the proceeds collected to WCG while WCG retains the collection risk.

     On March 27, 2001, WCG signed an agreement to sell its remaining Canadian operations of the Solutions segment to Telus Corporation. The sale closed in second quarter 2001 for approximately $38 million in cash.

     Tax-free spin-off from Williams

     On March 30, 2001, TWC's board of directors approved a tax-free spin-off of WCG to TWC's shareholders. On April 23, 2001, TWC distributed approximately 95% of the WCG common stock held by TWC, to holders of TWC common shares on a pro rata basis as a dividend distribution. Following the distribution, TWC retained approximately 5% of WCG's Class A common stock which TWC has committed to the IRS to sell within five years of the tax-free spin-off. However, under a separation agreement between TWC and WCG, subject to the receipt of a favorable letter ruling from the IRS which has been requested, TWC has agreed not to sell any shares before April 23, 2004.

     Prior to the spin-off of WCG from TWC, WCG received charges from TWC for certain corporate administrative expenses which were either directly identifiable or allocable under various methodologies. In conjunction with the spin-off, WCG has either hired employees to perform these functions or has entered into service level agreements with TWC for the continuation of services with initial terms primarily through December 31, 2001. WCG believes that the combined costs of the additional employees and the costs incurred under the service level agreements will be approximately the same or slightly less than the amounts incurred prior to the spin-off. For the six months ended June 30, 2001, WCG incurred charges related to the spin-off of $6.7 million.

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

     Reduction of operating costs and capital expenditures program

     In second quarter 2001, WCG began undertaking a company-wide effort to analyze its operating costs and capital spending to ensure these costs are consistent with its business plan goals. As part of this analysis, WCG reviewed its workforce requirements and identified approximately 400 positions that were eliminated in July 2001. In addition, WCG is in the process of prioritizing its capital expenditures program and expects to suspend certain capital projects which could result in expensing any amounts previously capitalized. WCG expects to recognize expenses of less than $30 million related to the severance and suspended capital projects in third quarter 2001.

     Credit Ratings

     On July 19, 2001, Moody's Investor Service announced that it lowered various credit ratings of WCG. The announcement stated that contributing to this change is the recent tax-free spin-off from TWC and the potential impact the current economic slowdown could have on both the telecommunications industry and WCG's operating results. This downgrade will increase the borrowing rate on WCG's credit facility from LIBOR plus 2.75% to LIBOR plus 3.00% and potentially limit or increase the cost of public or private financings. In addition, the downgrade allows the credit facility lenders to request liens on WCG's assets that were not previously secured under the credit facility.

NETWORK

     Winstar Communications, Inc.

     On April 18, 2001, Winstar announced it filed for protection under Chapter 11 of the U.S. Bankruptcy Code. This announcement followed a series of announcements by Winstar including that it would reduce its workforce by approximately 44% and halt the expansion of its network.

     In 1998, WCG entered into an agreement with Winstar for a 25-year IRU of approximately 2% of the wireless local capacity of Winstar. Per the agreement, Winstar is to construct 270 hubs by the end of 2001, and WCG is to have the ability to use all of these hubs for a 25-year period. As of June 30, 2001, Winstar has delivered and WCG has paid for 200 hubs, or antenna sites, for WCG to use. WCG has paid approximately $300 million for the 200 hubs and had previously estimated that it would pay an additional $100 million for the delivery and acceptance of the remaining 70 hubs Winstar is committed to deliver. WCG is not required to pay the additional $100 million if the remaining 70 hubs are not delivered and accepted. WCG cannot determine at this time what financial impact, if any, the Winstar bankruptcy filing and the recently announced workforce reductions and halt in network expansion will have on the utilization of the delivered hubs, on the recoverability of WCG's expenditures for the delivered hubs, or on WCG's commitment on the remaining 70 hubs. Developments in the bankruptcy proceedings could impair WCG's ability to realize or recover its investment in the wireless hub capacity, leading to a non-recurring impairment charge against earnings representing a write-off or write-down of all or a portion of the $300 million already paid and any portion of the $100 million that WCG may be required to pay related to the wireless hubs. Because WCG has not yet fully integrated this wireless capacity into its fiber service offerings, if WCG's use of the capacity is impaired, it does not expect that any such impairment would impact its marketing business plan or product offerings in 2001. WCG will adjust its product offering plans for subsequent years if in fact bankruptcy proceedings result in the loss of or diminished use of the wireless capacity to compensate for the loss of these wireless assets.

     On April 11 and 16, 2001, WCG notified Winstar that it was in default under its IRU agreement for long haul capacity with WCG dated December 17, 1998, as subsequently modified, as a result of past due receivables, and terminated the agreement in accordance with its terms. WCG offered and provided transition services to Winstar with respect to capacity services at agreed-upon rates, under standard terms and conditions. On May 8, 2001, Winstar signed a standstill agreement, effective on April 18, 2001, utilizing debtor-in-possession financing to prepay for transition services utilized. As of June 30, 2001, Winstar is still seeking additional debtor-in-possession financing.

     Although a number of uncertainties exist in any bankruptcy and the rights and obligations of Winstar and its creditors will be determined over time in the bankruptcy court, WCG currently believes that its transactions with Winstar as outlined above-, when taken as a whole, will not have a significant cash impact in 2001. Other than the potential write-down of the wireless hubs as discussed above, WCG does not expect that the bankruptcy filing by Winstar will have a significant impact on its operating results.

Products and services

     WCG implemented a new service referred to as Williams Network Managed Services (NMS), which offers a comprehensive array of systems integration solutions encompassing every major aspect of program management, design, engineering, implementation, and network operations for carrier based networks.

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

BROADBAND MEDIA

     WCG is in the process of evaluating its options for maximizing the total return from its investment in the Broadband Media segment. These options are focused on, but not necessarily limited to, increasing revenues in areas believed to be more profitable, reducing costs or eliminating unprofitable product lines or markets, creating alliances or combinations with other providers of communications products or services, or other alternatives including a restructuring of certain lines of business within the Broadband Media segment.

     As part of this evaluation process, WCG is implementing an application infrastructure called MediaXtranet(SM) that will provide services to facilitate the transmission and storage of media content for business-to-business and business-to-consumer applications, including hosting and navigation services. WCG expects that MediaXtranet would enable the collection, gathering, hosting, management, transacting and edge distribution of media content, regardless of its format or source. WCG expects that the continued implementation of MediaXtranet, if undertaken, would likely require success based capital expenditures, which are currently not accounted for in its business plan.

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

     In addition, on June 25, 2001, WCG announced its intention to enter into a strategic partnership agreement with iBEAM Broadcasting Corp. (iBEAM), a leading provider of streaming communications solutions. Under the terms of the agreement, which closed in third quarter 2001, WCG invested $20 million in cash and agreed to provide $10 million of future services to iBEAM in exchange for iBEAM's convertible preferred stock representing approximately a 49% ownership of the company. WCG will account for the iBEAM investment under the equity method of accounting. The alliance will leverage WCG's broadband media services infrastructure and customer relationships with top-tier media and entertainment companies.

STRATEGIC INVESTMENTS

     WCG entered into an agreement with America Movil, S.A. de C.V. in second quarter 2001 to sell its remaining economic interest in ATL. The proposed transaction is subject to the receipt of necessary regulatory, third party, legal and other approvals, and is expected to close during third quarter 2001.

RESULTS OF OPERATIONS

     The table below summarizes WCG's consolidated results from operations:

                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                          JUNE 30,                        JUNE 30,
                                                ----------------------------    ----------------------------
                                                    2001            2000            2001            2000
                                                ------------    ------------    ------------    ------------
                                                                      (IN THOUSANDS)
Revenues:
    Network                                     $    255,095    $    145,632    $    503,918    $    275,909
    Broadband Media                                   39,894          41,800          80,317          82,678
    Strategic Investments                                 --              --              --              --
    Eliminations                                     (13,651)         (8,079)        (26,833)        (15,860)
                                                ------------    ------------    ------------    ------------
       Total revenues                                281,338         179,353         557,402         342,727
Operating expenses:
    Cost of sales                                    246,739         183,808         501,597         364,812
    Selling, general and administrative               76,171          66,055         151,186         120,110
    Provision for doubtful accounts                    5,774             652           8,436             982
    Depreciation and amortization                    107,418          37,175         192,631          70,442
    Other                                             (7,969)         (1,284)         (8,022)         (1,331)
                                                ------------    ------------    ------------    ------------
       Total operating expenses                      428,133         286,406         845,828         555,015
                                                ------------    ------------    ------------    ------------
Loss from operations                                (146,795)       (107,053)       (288,426)       (212,288)
Net interest expense                                (118,590)        (44,244)       (201,073)        (95,627)
Investing income (loss):
   Interest and other                                 18,490          12,896          21,212          39,557
   Equity losses                                      (3,307)         (4,088)         (9,208)         (7,155)
   Income (loss) from investments                      7,132         251,326         (31,405)        303,048
Minority interest in loss of consolidated
   subsidiaries
                                                       6,583             502          13,191           5,002
Other income, net                                         25              39             143              47
                                                ------------    ------------    ------------    ------------
Income (loss) before income taxes                   (236,462)        109,378        (495,566)         32,584
Provision for income taxes                            (9,278)        (94,916)        (52,348)       (104,280)
                                                ------------    ------------    ------------    ------------
Income (loss) from continuing operations        $   (245,740)   $     14,462    $   (547,914)   $    (71,696)
                                                ============    ============    ============    ============


THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

CONSOLIDATED RESULTS

     WCG's loss from continuing operations increased $260.2 million due to a decrease in investing income of $237.8 million, an increase in net interest expense of $74.4 million and an increase in loss from operations of $39.7 million. These items were partially offset by a decrease of $85.6 million related to the tax provision.

     Network and Broadband Media accounted for $31.3 million and $9.0 million of the increase in loss from operations, respectively. Strategic Investments' loss from operations decreased $0.6 million.

NETWORK

     The table below summarizes Network's results from operations:

                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                        JUNE 30,                        JUNE 30,
                                              ----------------------------    ----------------------------
                                                  2001            2000            2001            2000
                                              ------------    ------------    ------------    ------------
                                                                    (IN THOUSANDS)
Revenues:
    Dark fiber                                $      1,250    $     12,294    $      9,101    $     31,425
    Capacity and other                             240,298         125,313         468,183         228,726
    Intercompany                                    13,547           8,025          26,634          15,758
                                              ------------    ------------    ------------    ------------
       Total revenues                              255,095         145,632         503,918         275,909
Operating expenses:
    Cost of sales                                  223,441         160,302         453,431         316,901
    Selling, general and administrative             64,086          54,098         128,333          98,311
    Provision for doubtful accounts                  5,567             457           7,572             781
    Depreciation and amortization                   99,217          29,916         177,002          55,963
    Other                                           (7,969)         (1,259)         (8,022)         (1,292)
                                              ------------    ------------    ------------    ------------
       Total operating expenses                    384,342         243,514         758,316         470,664
                                              ------------    ------------    ------------    ------------
Loss from operations                          $   (129,247)   $    (97,882)   $   (254,398)   $   (194,755)
                                              ============    ============    ============    ============
Equity earnings                               $        561    $        675    $      1,121    $      1,035
                                              ============    ============    ============    ============
Income (loss) from investments                $      7,132    $    251,292    $    (31,405)   $    282,815
                                              ============    ============    ============    ============

     Network revenues increased $109.5 million, or 75%, primarily attributable to data and voice services provided to SBC of approximately $90 million for the three months ended June 30, 2001 compared to approximately $20 million for the three months ended June 30, 2000. The remaining increase is attributable to sales to new customers as well as expanded sales to existing customers, both domestic and international, partially offset by contractual price re-rates, customer disconnects and $10.5 million lower revenues from dark fiber transactions entered into prior to June 30, 1999 and accordingly accounted for as sales type leases.

     Network had a gross profit of $31.7 million for the three months ended June 30, 2001 while Network's costs of sales exceeded revenues by $14.7 million for the three months ended June 30, 2000. The continued improvement in Network's gross profit is primarily a result of revenue growth described above, greater on-net utilization and strong expense control.

     Network's selling, general and administrative expenses increased $10.0 million, or 18%, due primarily to adding resources and infrastructure to support the growth in its customer base. Network's provision for doubtful accounts increased $5.1 million primarily due to the growth in its customer base and general market conditions in the telecommunications industry. Network's selling general and administrative expenses and provision for doubtful accounts as a percentage of revenues decreased to 27% for the three months ended June 30, 2001 from 37% for the three months ended June 30, 2000.

     Network's depreciation and amortization increased $69.3 million primarily as a result of placing additional route miles of fiber and related network assets in operation since June 30, 2000.

     Network's income from investments for the three months ended June 30, 2001 of $7.1 million includes net gains of $25.0 million from sales of certain marketable equity securities and gains of $16.6 million from the change in market value of cashless collars on certain marketable equity securities in accordance with SFAS No. 133 as amended since the cashless collars did not qualify as a hedge. These gains were largely offset by a loss of $34.5 million related to write-downs of certain investments resulting from management's determination that the decline in the value of these investments was other than temporary.

     Network's income from investments for the three months ended June 30, 2000 includes a gain of $214.7 million from the conversion of WCG's shares of common stock of Concentric Network Corporation into shares of common stock of XO Communications, Inc. pursuant to a merger of those companies completed in June 2000 and gains of $36.6 million related to the sale of certain marketable equity securities.

BROADBAND MEDIA

     The table below summarizes Broadband Media's results from operations:

                                                  THREE MONTHS ENDED                SIX MONTHS ENDED
                                                        JUNE 30,                        JUNE 30,
                                              ----------------------------    ----------------------------
                                                  2001            2000            2001            2000
                                              ------------    ------------    ------------    ------------
                                                                     (IN THOUSANDS)

Revenues                                      $     39,894    $     41,800    $     80,317    $     82,678
Operating expenses:
    Cost of sales                                   36,949          31,578          74,999          63,760
    Selling, general and administrative             10,758           9,961          20,635          18,329
    Provision for doubtful accounts                    207             195             864             201
    Depreciation and amortization                    8,076           7,144          15,406          14,242
    Other                                               --             (22)             --             (36)
                                              ------------    ------------    ------------    ------------
       Total operating expenses                     55,990          48,856         111,904          96,496
                                              ------------    ------------    ------------    ------------
Loss from operations                          $    (16,096)   $     (7,056)   $    (31,587)   $    (13,818)
                                              ============    ============    ============    ============
Equity losses                                 $       (244)   $     (2,887)   $       (130)   $     (3,547)
                                              ============    ============    ============    ============

     Broadband Media's gross profit decreased to $3.0 million for the three months ended June 30, 2001 from $10.2 million for the three months ended June 30, 2000. Gross margin decreased to 7% for the three months ended June 30, 2001 from 24% for the three months ended June 30, 2000. Cost of sales increased $5.3 million, or 17%, primarily due to costs associated with the development of MediaXtranet.

     In fourth quarter 2000, Broadband Media's share of the cumulative losses attributable to its equity method investment exceeded its investment balance. As a result, WCG has suspended recording equity losses related to this investment with the exception of any additional financing activity.

STRATEGIC INVESTMENTS

     The table below summarizes Strategic Investments' results from operations:

                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                      JUNE 30,                    JUNE 30,
                                              ------------------------    ------------------------
                                                 2001          2000          2001          2000
                                              ----------    ----------    ----------    ----------
                                                                (IN THOUSANDS)

Revenues                                      $       --    $       --    $       --    $       --
Operating expenses:
    Cost of sales                                     --             7            --            11
    Selling, general and administrative            1,327         1,996         2,218         3,470
    Provision for doubtful accounts                   --            --            --            --
    Depreciation and amortization                    125           115           223           237
    Other                                             --            (3)           --            (3)
                                              ----------    ----------    ----------    ----------
       Total operating expenses                    1,452         2,115         2,441         3,715
                                              ----------    ----------    ----------    ----------
Loss from operations                          $   (1,452)   $   (2,115)   $   (2,441)   $   (3,715)
                                              ==========    ==========    ==========    ==========
ATL and other equity losses                   $   (3,624)   $   (1,876)   $  (10,199)   $   (4,643)
                                              ==========    ==========    ==========    ==========
Income from investments                       $       --    $       34    $       --    $   20,233
                                              ==========    ==========    ==========    ==========

     Strategic Investments' results represent costs associated with managing WCG's equity and cost-based investments in this business segment.

     Strategic Investments' equity losses increased $1.7 million, or 93%, primarily due to higher losses from ATL's operations. WCG entered into an agreement with America Movil, S.A. de C.V. in second quarter 2001 to sell its remaining economic interest in ATL. The proposed transaction is subject to the receipt of necessary regulatory, third party, legal and other approvals and is expected to close during third quarter 2001. As of June 30, 2001, WCG has classified its investment in ATL as net assets held for sale.

CONSOLIDATED NON-OPERATING ITEMS

     WCG's net interest expense increased $74.4 million as a result of increased borrowings including some at higher interest rates to finance operations and capital expenditures and decreased interest capitalized primarily due to fewer assets under construction. WCG's total debt has increased $2.4 billion from June 30, 2000 to June 30, 2001, which primarily reflects $1.0 billion principal amount of senior redeemable notes issued in August 2000, borrowing of the $525.0 million term loan under the credit facility in September 2000, $1.4 billion principal amount of senior secured notes issued in March 2001 and borrowing of the $450 million add-on to its credit facility in April 2001 partially offset by the exchange of the $975.6 million TWC note for WCG's equity in February 2001.

     WCG's interest and other investing income increased $5.6 million primarily due to increased interest earned on short-term investments for the three months ended June 30, 2001 partially offset by a reduction in short-term interest rates. During the three months ended June 30, 2000, the average investment balance was approximately $400 million compared to the average short-term investment balance during the three months ended June 30, 2001 of approximately $1.2 billion.

     WCG's tax provision for the three months ended June 30, 2001 reflects fully reserving, through a valuation allowance, WCG's net deferred tax assets. Reductions to the fair value of marketable equity securities reduced the associated deferred tax liabilities creating net deferred tax assets for which the utilization has not yet been demonstrated. The valuation allowance represents a reserve against WCG's net deferred tax assets, primarily resulting from net operating loss carryforwards which may not be utilized. WCG's tax provision for the three months ended June 30, 2001 decreased $85.6 million primarily due to a deferred tax provision of $82.1 million for the three months ended June 30, 2000 relating to the gain recognized on the conversion of WCG's shares of common stock of Concentric Network Corporation into shares of common stock of XO Communications, Inc. pursuant to a merger of those companies completed in June 2000.


SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

CONSOLIDATED RESULTS

     WCG's loss from continuing operations increased $476.2 million due to a decrease in investing income (loss) of $354.9 million, an increase in net interest expense of $105.5 million and an increase in loss from operations of $76.1 million partially offset by a decrease of $52.0 million related to the tax provision.

     Network and Broadband Media accounted for $59.6 million and $17.8 million of the increase in loss from operations, respectively. Strategic Investments' loss from operations decreased $1.3 million.

NETWORK

     Network revenues increased $228.0 million, or 83%, primarily attributable to data and voice services provided to SBC of approximately $180 million for the six months ended June 30, 2001 compared to approximately $40 million for the six months ended June 30, 2000. The remaining increase is attributable to sales to new customers as well as expanded sales to existing customers, both domestic and international, partially offset by contractual price re-rates, customer disconnects and $22.3 million lower revenues from dark fiber transactions entered into prior to June 30, 1999 and accordingly accounted for as sales type leases.

     Network had a gross profit of $50.5 million for the six months ended June 30, 2001 while Network's costs of sales exceeded revenues by $41.0 million for the six months ended June 30, 2000. The continued improvement in Network's gross profit is primarily a result of revenue growth described above, greater on-net utilization and strong expense control.

     Network's selling, general and administrative expenses increased $30.0 million, or 31%, due primarily to adding resources and infrastructure to support the growth in its customer base. Network's provision for doubtful accounts increased $6.8 million primarily due to the growth in its customer base and general market conditions. Network's selling general and administrative expenses and provision for doubtful accounts as a percentage of revenues decreased to 27% for the six months ended June 30, 2001 from 36% for the six months ended June 30, 2000.

     Network's depreciation and amortization increased $121.0 million primarily as a result of placing additional route miles of fiber and related network assets in operation since June 30, 2000.

     Network's loss from investments for the six months ended June 30, 2001 of $31.4 million includes a loss of $93.7 million related to write-downs of certain investments resulting from management's determination that the decline in the value of these investments was other than temporary. This loss was partially offset by gains of $40.9 million from the change in market value of cashless collars on certain marketable equity securities in accordance with SFAS No. 133 as amended since the cashless collars did not qualify as a hedge and net gains of $21.4 million from sales of certain marketable equity securities.

     Network's income from investments for the six months ended June 30, 2000 includes a gain of $214.7 million from the conversion of WCG's shares of common stock of Concentric Network Corporation into shares of common stock of XO Communications, Inc. pursuant to a merger of those companies completed in June 2000 and gains of $68.1 million related to the sale of certain marketable equity securities.

BROADBAND MEDIA

     Broadband Media's gross profit decreased to $5.3 million for the six months June 30, 2001 from $18.9 million for the six months ended June 30, 2000. Gross margin decreased to 7% for the six months ended June 30, 2001 from 23% for the six months ended June 30, 2000. Cost of sales increased $11.2 million, or 18%, primarily due to costs associated with the development of MediaXtranet.

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

     Strategic Investments' equity losses increased $5.6 million primarily due to $2.4 million losses associated with two equity investments made in second quarter 2000 and higher losses from ATL's operations. WCG entered into an agreement with America Movil, S.A. de C.V. in second quarter 2001 to sell its remaining economic interest in ATL. The proposed transaction is subject to the receipt of necessary regulatory, third party, legal and other approvals and is expected to close during third quarter 2001. As of June 30, 2001, WCG has classified its investment in ATL as net assets held for sale.

     Income from investments for the six months ended June 30, 2000 represents a $16.5 million gain related to the partial sale of WCG's interest in ATL and receipt of a $3.7 million dividend from a cost-based investment. The ATL gain resulted from a series of transactions in first quarter 2000 in which WCG sold a portion of its investment in ATL, which had a carrying value of $30 million, for approximately $168 million in cash. WCG recognized a gain on the sale of $16.5 million and deferred a gain of approximately $121 million associated with $150 million of the proceeds which were subsequently advanced to ATL.

CONSOLIDATED NON-OPERATING ITEMS

     WCG's net interest expense increased $105.5 million as a result of increased borrowings including some at higher interest rates to finance operations and capital expenditures and decreased interest capitalized primarily due to fewer assets under construction. WCG's total debt has increased $2.4 billion from June 30, 2000 to June 30, 2001, which primarily reflects $1.0 billion principal amount of senior redeemable notes issued in August 2000, borrowing of the $525.0 million term loan under the credit facility in September 2000, $1.4 billion principal amount of senior secured notes issued in March 2001 and borrowing of the $450 million add-on to its credit facility in April 2001 partially offset by the exchange of the $975.6 million TWC note for WCG's equity in February 2001.

     WCG's interest and other investing income decreased $18.4 million primarily due to reduced interest earned on short-term investments for the six months ended June 30, 2001 and a reduction in short-term interest rates. During the six months ended June 30, 2000, the average investment balance was approximately $900 million compared to the average short-term investment balance during the six months ended June 30, 2001 of approximately $600 million.

     WCG's tax provision for the six months ended June 30, 2001 reflects fully reserving, through a valuation allowance, WCG's net deferred tax assets. Reductions to the fair value of marketable equity securities reduced the associated deferred tax liabilities creating net deferred tax assets for which the utilization has not yet been demonstrated. The valuation allowance represents a reserve against WCG's net deferred tax assets, primarily resulting from net operating loss carryforwards which may not be utilized. WCG's tax provision for the six months ended June 30, 2001 decreased $52.0 million primarily due to a deferred tax provision of $82.1 million for the six months ended June 30, 2000 relating to the gain recognized on the conversion of WCG's shares of common stock of Concentric Network Corporation into shares of common stock of XO Communications, Inc. pursuant to a merger of those companies completed in June 2000.

LIQUIDITY AND CAPITAL RESOURCES

2001 AND 2002

Financing plan

     As of December 31, 2000, WCG had liquidity of approximately $1.1 billion consisting of cash and cash equivalents of approximately $214 million, short-term investments of approximately $395 million and the revolver portion of WCG's credit facility of approximately $525 million. Since the year ended December 31, 2000, WCG has executed or is in the process of executing the following to raise cash of $3.5 billion.

o closed the private placement of $1.4 billion senior secured notes in first quarter 2001;
o    upsized its credit facility by $450 million in second quarter
     2001;
o closed the sale of the domestic, Mexican and Canadian professional services operations of the Solutions segment to Platinum Equity LLC and the sale of its remaining Canadian operations of the Solutions segment to Telus Corporation in first and second quarter 2001, respectively, and expects to close the sale of ATL to America Movil, S.A. de C.V. in third quarter 2001;
o obtained commitments to further upsize its credit facility by $300 million which can be accessed through the end of first quarter 2002. These commitments are subject to various conditions that have not yet all been satisfied. Because of the additional liquidity created by reductions in operating expense and capital expenditures, asset sales and other executed financings, WCG has determined that it will not access this commitment unless market conditions improve; and
o expects to enter into an asset sale/leaseback of its 15-story, 750,000-square-foot Technology Center in downtown Tulsa and other ancillary assets in third quarter 2001 and issue additional equity prior to December 31, 2001. These items are expected to approximate at least $500 million.

Taken together, WCG's total liquidity for 2001 and 2002 is expected to be approximately $4.6 billion.

     WCG has various debt covenants relating to its credit facility of which three relate to WCG's financing plan. One of the covenants requires WCG to generate cash of at least $700 million by September 30, 2001 from the sales of the Solutions segment and ATL. WCG expects to generate enough cash from these transactions in order to meet the covenant requirement. However, the cash proceeds generated from these sales are dependent upon WCG's success in collecting certain identified accounts receivables retained from the sale of the Solutions segment and completing the sale of ATL by September 30, 2001. The second covenant requires WCG to consummate transactions resulting in net cash proceeds in an aggregate amount of at least $500 million by December 31, 2001, of which at least $150 million must be in the form of additional equity. WCG expects to be in compliance with this covenant by entering into the asset sale/leaseback transaction and issuing additional equity as discussed above. The third covenant requires meeting a defined minimum threshold from the combination of operating results, as defined, and cash generated from capacity transactions, as defined, for the periods ending on September 30, 2001, and December 31, 2001. As a result of various planned transactions, WCG anticipates that it will be in full compliance with this requirement.


Cash requirements

     WCG's expected cash requirements for 2001 and 2002 total approximately $2.7 billion consisting of the following:

o capital expenditures of approximately $2.0 billion, which is a reduction from its previous estimate of approximately $3.2 billion resulting from the redeployment of warehouse equipment, better-than-expected equipment pricing and greater capacity realization from deployed technology;
o    debt service obligations of approximately $1.2 billion;

o partially offset by cash expected to be generated from its operations of approximately $500 million including cash from dark fiber transactions and other capacity sales.

     WCG's current financing plan is expected to fund the cash requirements under its current business plan into 2004, consistent with its business objectives of becoming free cash flow positive by year-end 2003. In addition, WCG believes that its business plan provides a path for compliance with its covenant requirements throughout this period as well.


2001

Cash sources

     As of June 30, 2001, WCG has $1.4 billion of cash and short-term investments. Included in the short-term investments portfolio are marketable equity securities classified as available for sale with a market value of $15.3 million as of June 30, 2001.

     In March 2001, a note trust, wholly-owned by WCL, issued approximately $1.4 billion of 8.25% senior secured notes in a private placement. The notes are due March 15, 2004 with the principal payment due in full at maturity and interest payments due semi-annually in arrears on March 15 and September 15 of each year beginning September 15, 2001.

     In first quarter 2001, WCG announced that it had reduced the previously announced commitment to increase its credit facility from $950 million to $750 million which would bring the total size of its credit facility to $1.8 billion. In April 2001, WCG has borrowed $450 million of the credit facility add-on. The remaining $300 million commitment can be accessed through the end of first quarter 2002. However, WCG has determined it will not access this commitment unless market conditions improve. WCG also has available as of June 30, 2001, the $525 million revolving portion of its credit facility which it may borrow throughout its six-year term.

     In first quarter 2001, PowerTel completed a 1 for 4, 110 million Australian dollar equity rights offering which allowed each PowerTel shareholder to purchase one new share at 0.54 Australian dollars per share for each four shares held. PowerTel paid off its existing 70 million Australian dollar bridge financing facility with the proceeds received from the equity rights offering. In first quarter 2001, PowerTel also entered into a 150 million Australian dollar bank facility agreement due March 2006. In second quarter 2001, 45 million Australian dollars have been borrowed under the bank facility agreement (or approximately $23 million as of June 30, 2001). The bank facility and equity rights offering are expected to fully fund PowerTel for the foreseeable future.

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

     WCG completed the sale of its interest in the domestic, Mexican and Canadian professional services operations of the Solutions segment to Platinum Equity LLC on March 31, 2001. In April 2001, WCG received proceeds of $100 million from the sale in addition to an interest-bearing $75 million promissory note payable over 18 months. WCG has also entered into a collection agreement as of March 31, 2001 in which Platinum Equity LLC will pursue the collection of certain identified retained accounts receivables totaling approximately $200 million. Subject to a collection fee, Platinum Equity LLC will remit the proceeds collected to WCG while WCG retains the collection risk. On March 27, 2001, WCG signed an agreement to sell its remaining Canadian operations of the Solutions segment to Telus Corporation. The sale closed in second quarter 2001.

     In first quarter 2001, WCG granted an option to Telecom Americas, Ltd., a joint venture between SBC, America Movil S.A. de C.V. and Bell Canada International, Inc., to purchase WCG's interest in ATL for an agreed to price. The option was granted in exchange for Telecom Americas, Ltd. funding WCG's share of capital contributions to ATL. The option expired at the end of first quarter 2001. WCG entered into an agreement with America Movil, S.A. de C.V. in second quarter 2001 to sell its remaining economic interest in ATL. The proposed transaction is subject to the receipt of necessary regulatory, third party, legal and other approvals, and is expected to close during third quarter 2001. Upon closing, WCG expects to record a financial net gain, which will be quantified once all factors relative to its basis are finalized. WCG classified this investment and the associated deferred gain as net assets held for sale as of June 30, 2001.

     Overall, WCG expects it should realize approximately $900 million over time from the sale of the Solutions segment, excluding disposition costs, the sale of ATL and not having to fund its share of required capital contributions of ATL during 2001. The ultimate cash proceeds are dependent upon WCG's success in collecting certain identified accounts receivables retained from the sale of the Solutions segment and completing the sale of ATL.

Cash uses

     Cash used in operating activities was $203.9 million for the six months ended June 30, 2001 which includes cash received from dark fiber transactions of $83.4 million. WCG anticipates its operating activities will result in negative cash flow at least through the end of 2001 as WCG expands and enhances its network.

     WCG currently estimates to spend approximately $1.5 billion for capital expenditures in 2001 primarily to enhance the capacity and functionality of the intercity network, provide local access services, expand its domestic network and provide connectivity for overseas customers to its domestic network. For the six months ended June 30, 2001, WCG has spent $870.4 million on capital expenditures.

     Under its asset defeasance program, WCG is obligated to make annual lease payments of approximately $40 million during 2001, of which approximately $23.6 million has been paid as of June 30, 2001.

     As of June 30, 2001, WCG's outstanding long-term debt consisted of $3.0 billion principal amount of its 10.70% to 11.875% senior redeemable notes due 2007 to 2010, $1.4 billion principal amount under the 8.25% senior secured notes due 2004 and the $975 million term loan under its credit facility due 2006. As discussed above, in first quarter 2001, the TWC note was exchanged for WCG's equity.

     Scheduled interest payment obligations under the senior secured note, senior redeemable notes, credit facility and the TWC note total approximately $450 million in 2001 of which $193.1 million has been paid for the six months ended June 30, 2001. No principal payment obligations are scheduled to occur in 2001.

     As discussed further in the Recent Developments section, Winstar, a customer of WCG, announced in April 2001 that it has filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Although a number of uncertainties exist in any bankruptcy and the rights and obligations of Winstar and its creditors will be determined over time in the bankruptcy court, WCG currently believes that its transactions with Winstar as outlined in the Recent Developments section, when taken as a whole, will not have a significant cash impact in 2001.

     The cost of expanding and enhancing WCG's fiber-optic network, as well as operating its business, is subject to a variety of factors. Actual costs may vary from expected amounts, and variances could be material. Factors which could cause a variance include WCG's ability to generate sufficient sales to customers, changes in the competitive environment of the markets that it serves and changes in technology. Any variation could impact WCG's future cash requirements. In addition, WCG will look for opportunities to increase cash through the addition of new business and the development of revenue generating activities such as the recently announced Williams Network Managed Services business. WCG will then continue to analyze means to conserve cash, reduce future interest obligations, and improve its balance sheet within the requirements of its existing debt covenants through means that may include the issuance of equity, the purchase of WCG's debt in the public market or private transactions, and rationalization of its cost structure.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     WCG's interest rate exposure associated with short-term investments increased since December 31, 2000 as short-term investments excluding marketable equity securities total $1.1 billion as of June 30, 2001 compared to $83.4 million as of December 31, 2000. The increase is a result of the $1.4 billion net proceeds received from the sale of senior secured notes in March 2001 and the proceeds received from the $450 million credit facility add-on in April 2001, which were primarily invested in money market instruments and commercial paper.

     Interest rate risk exposure, as it relates to the debt portfolio, was impacted since December 31, 2001 by the exchange of the TWC note for WCG's equity, the sale of $1.4 billion senior secured notes and the borrowing of the $450 million credit facility add-on in April 2001. The interest on the TWC note was based upon LIBOR plus 2.25%, the senior secured notes bear a fixed-rate of 8.25% due March 14, 2004 and credit facility add-on has a variable rate of LIBOR plus 2.75%. On July 19, 2001, Moody's Investor Service announced that it lowered various credit ratings of WCG. The announcement stated that contributing to this change is the recent tax-free spin-off from TWC and the potential impact the current economic slowdown could have on both the telecommunications industry and WCG's operating results. This downgrade will increase the borrowing rate on WCG's credit facility from LIBOR plus 2.75% to LIBOR plus 3.00% and potentially limit or increase the cost of public or private financings.

EQUITY PRICE RISK

     WCG's equity price risk primarily arises from investments in publicly traded telecommunications-related companies. WCG's equity price risk has decreased from December 31, 2000 due to the further monetization of its marketable equity securities portfolio. The carrying value of marketable equity securities is less than 1% of WCG's total assets as of June 30, 2001 compared to approximately 4% of its total assets as of December 31, 2000. In addition, WCG has terminated its derivative instruments on its marketable equity securities as of June 30, 2001 due to the further monetization of its marketable equity securities portfolio.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 2001 Annual Meeting of Stockholders was held on June 14, 2001. At the Annual Meeting, six individuals were elected as directors of WCG and one individual continued to serve as director pursuant to his prior election. In addition, amendments to the Williams Communications Group 1999 Stock Plan were approved and the appointment of Ernst & Young LLP as the independent auditor of WCG for 2001 was ratified.

     A tabulation of the voting at the Annual Meeting with respect to the matters indicated is as follows:

Election of Directors

                                                            Against or
     Name                              For                   Withheld
     ----                              ---                  ----------

     John A. (Ian) Craig            410,910,446              5,354,284
     Julius W. Erving, II           400,992,929             15,271,801
     Ross K. Ireland                408,813,327              7,451,403
     Robert W. Lawless              410,819,283              5,445,447
     Morgan E. O'Brien              401,564,663             14,700,067
     H. Brian Thompson              410,884,196              5,380,534

Amendments to the Williams Communications Group, Inc. 1999 Stock Plan

                      Against or                           Broker
     For               Withheld           Abstain         Non-Votes
     ---              ----------          -------         ---------
     292,570,446      17,039,818        1,689,014        104,965,452

Ratification of Appointment of Independent Auditor

                          Against or
     For                   Withheld               Abstain
     ---                  ----------              -------

     413,055,262          2,675,136               534,332

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The exhibits listed below are filed as part of this report

         10.78 Sale and Purchase Agreement dated as of March 26, 2001, by and among WCS, Inc., Williams Communications, LLC, and TELUS Communications Inc.

         10.79 Option Agreement dated as of February 12, 2001 by and among Williams Communications, LLC, Williams International Telecom Limited, and Telecom Americas, Ltd.

         10.80 Agreement dated as of May 23, 2001 by and among Telecom Americas, Ltd. Williams International Telecom Limited, Williams Communications, LLC and America Movil, S.A.

         10.81 Stock Purchase Agreement dated as of June 24, 2001 by and among iBEAM Broadcasting Corporation, Williams Communications, LLC, Allen & Company Incorporated, and Lunn iBEAM, LLC.

         10.82 Stockholders Agreement dated as of July 10, 2001 by and among Williams Communications, LLC, iBEAM Broadcasting Corporation, the other stockholders iBEAM Broadcasting Corporation and certain other parties.

         12 Computations of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.


     (b) During second quarter 2001, WCG filed a Form 8-K on April 4, 2001; April 19, 2001; May 3, 2001; May 30, 2001; June 1, 2001; and June 27,
         2001 which reported significant events under Item 5 of the Form and included the exhibits required by Item 7 of the Form.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WILLIAMS COMMUNICATIONS GROUP, INC.
                                       (Registrant)




                                       /s/  Ken Kinnear
                                       ----------------------------------------
                                       Ken Kinnear
                                       Controller
                                       (Duly Authorized Officer and
                                       Principal Accounting Officer)

August 9, 2001

                                INDEX TO EXHIBITS


EXHIBIT
NO.           DESCRIPTION
-------       -----------

    10.78 Sale and Purchase Agreement dated as of March 26, 2001, by and among WCS, Inc., Williams Communications, LLC, and TELUS
              Communications Inc.

    10.79 Option Agreement dated as of February 12, 2001 by and among Williams Communications, LLC, Williams International Telecom
              Limited, and Telecom Americas, Ltd.

    10.80     Agreement dated as of May 23, 2001 by and among Telecom Americas,
              Ltd. Williams International Telecom Limited, Williams
              Communications, LLC and America Movil, S.A.

    10.81 Stock Purchase Agreement dated as of June 24, 2001 by and among iBEAM Broadcasting Corporation, Williams Communications, LLC,
              Allen & Company Incorporated, and Lunn iBEAM, LLC.

    10.82 Stockholders Agreement dated as of July 10, 2001 by and among Williams Communications, LLC, iBEAM Broadcasting Corporation, the other stockholders iBEAM Broadcasting Corporation and certain other parties.

    12        Computations of Ratio of Earnings to Fixed Charges and Ratio of
              Earnings to Combined Fixed Charges and Preferred Stock Dividend
              Requirements.