Form 10-Q
period 2001-09-30
WILLIAMS COMMUNICATIONS GROUP INC
filed 2001-11-14
CIK 1044583

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 1O-Q

(Mark One)


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                          COMMISSION FILE NO. 1-15343

                      WILLIAMS COMMUNICATIONS GROUP, INC.
             (Exact name of registrant as specified in its charter)


                  DELAWARE                          73-1462856
         (State of Incorporation)                  (IRS Employer
                                                Identification Number)


          ONE TECHNOLOGY CENTER                         74103
            TULSA, OKLAHOMA                           (Zip Code)
(Address of principal executive offices)

                  Registrant's Telephone Number: (918) 547-6000

                                    NO CHANGE
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ X ]       No [  ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

               CLASS                         OUTSTANDING AT OCTOBER 31, 2001
    Common Stock, $0.01 par value                  490,708,937 Shares

                                      INDEX

PART I.  FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS                                                                                       PAGE
                                                                                                                       ----
     Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2001
         and 2000..................................................................................................      2
     Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000....................................      3
     Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000...................      4
     Notes to Consolidated Financial Statements....................................................................      5
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
     OPERATIONS....................................................................................................     19
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................................      36

PART II. OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS......................................................................................     37
   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..............................................................     37
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................................................................     38

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                     ------------------------      ------------------------
                                                          2001         2000            2001         2000
                                                     -----------  -----------      -----------  -----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Revenues                                             $   297,776  $   209,314      $   855,178  $   552,041
Operating expenses:
   Cost of sales                                         244,173      214,325          745,770      579,137
   Selling, general and administrative                    71,535       65,682          222,721      185,792
   Provision for doubtful accounts                        12,541        2,800           20,977        3,782
   Depreciation and amortization                         146,608       47,064          339,239      117,506
   Other                                                 191,291          572          183,269         (759)
                                                     -----------  -----------      -----------  -----------
     Total operating expenses                            666,148      330,443        1,511,976      885,458
                                                     -----------  -----------      -----------  -----------
Loss from operations                                    (368,372)    (121,129)        (656,798)    (333,417)
Interest accrued                                        (139,296)    (103,574)        (396,031)    (263,942)
Interest capitalized                                      11,694       51,431           67,356      116,172
Investing income (loss):
   Interest and other                                     14,796       10,416           36,008       49,973
   Equity losses                                         (20,677)      (2,593)         (29,885)      (9,748)
   Income (loss) from investments                          3,113       20,210          (28,292)     323,258
Minority interest in loss of consolidated
    subsidiaries                                           6,787        4,418           19,978        9,420
Other income (loss), net                                    (364)         131             (221)         178
                                                     -----------  -----------      -----------  -----------
Loss before income taxes                                (492,319)    (140,690)        (987,885)    (108,106)
Benefit (provision) for income taxes                         324       (9,593)         (52,024)    (113,873)
                                                     -----------  -----------      -----------  -----------
Loss from continuing operations                         (491,995)    (150,283)      (1,039,909)    (221,979)
Income (loss) from discontinued operations                    --          340               --      (53,491)
                                                     -----------  -----------      -----------  -----------
Loss before extraordinary gain                          (491,995)    (149,943)      (1,039,909)    (275,470)
Extraordinary gain                                       223,664           --          223,664           --
                                                     -----------  -----------      -----------  -----------
Net loss                                                (268,331)    (149,943)        (816,245)    (275,470)
Preferred stock dividends and amortization of
   preferred stock issuance costs                         (4,403)        (540)         (13,168)        (540)
                                                     -----------  -----------      -----------  -----------
Net loss attributable to common stockholders         $  (272,734) $  (150,483)     $  (829,413) $  (276,010)
                                                     ===========  ===========      ===========  ===========
Basic and diluted earnings (loss) per share:
   Loss from continuing operations attributable to
     common stockholders                             $    (1.01)  $     (.32)      $    (2.17)  $     (.47)
   Income (loss) from discontinued operations                 --           --               --        (.12)
                                                     -----------  -----------      -----------  -----------
   Loss before extraordinary gain                         (1.01)        (.32)           (2.17)        (.59)
   Extraordinary gain                                       .46            --              .46           --
                                                     -----------  -----------      -----------  -----------
   Net loss attributable to common stockholders      $     (.55)  $     (.32)      $    (1.71)  $     (.59)
                                                     ===========  ===========      ===========  ===========
   Weighted average shares outstanding                   491,979      464,135          485,336      464,058


                             See accompanying notes.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                                        2001              2000
                                                                                     -----------      -----------
                                                                                           (IN THOUSANDS)
ASSETS
Current assets:
   Cash and cash equivalents                                                         $   390,901      $   213,888
   Short-term investments                                                              1,043,492          395,184
   Receivables less allowance of $34,387,000 ($21,501,000 in 2000)                       386,465          291,706
   Net assets of discontinued operations                                                  65,973          288,384
   Net assets held for sale                                                              142,897               --
   Other                                                                                  21,232           17,252
                                                                                     -----------      -----------
Total current assets                                                                   2,050,960        1,206,414
Investments                                                                               82,295          619,852
Property, plant and equipment, net                                                     5,752,363        5,138,984
Goodwill and other intangibles, net                                                       75,591          103,231
Other assets and deferred charges                                                        436,962          340,804
                                                                                     -----------      -----------
Total assets                                                                         $ 8,398,171      $ 7,409,285
                                                                                     ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                  $   400,769      $   419,863
   Deferred income                                                                       121,524          107,931
   Accrued liabilities                                                                   380,743          401,858
   Long-term debt due within one year                                                     31,274               --
                                                                                     -----------      -----------
Total current liabilities                                                                934,310          929,652
Long-term debt                                                                         5,245,378        4,526,706
Other liabilities and deferred income                                                    408,357          453,905
Minority interest in consolidated subsidiaries                                            47,922           45,028
Commitments and contingencies
   6.75% redeemable cumulative convertible preferred stock, $0.01 par value,
   500.0 million shares authorized, 5.0 million shares outstanding in 2001
   and 2000, respectively; aggregate liquidation preference of $250,000,000              242,159          240,722
Stockholders' equity:
   Class A common stock, $0.01 par value, 1 billion shares authorized,
     490.7 million shares and 68.2 million shares outstanding in 2001
     and 2000, respectively                                                                4,907              682
   Class B common stock, $0.01 par value, 500 million shares
     authorized, 395.4 million shares outstanding in 2000                                     --            3,954
   Capital in excess of par value                                                      3,848,239        2,659,136
   Accumulated deficit                                                                (2,310,794)      (1,494,549)
   Accumulated other comprehensive income (loss)                                         (22,307)          44,049
                                                                                     -----------      -----------
Total stockholders' equity                                                             1,520,045        1,213,272
                                                                                     -----------      -----------
Total liabilities and stockholders' equity                                           $ 8,398,171      $ 7,409,285
                                                                                     ===========      ===========


                             See accompanying notes.

                       WILLIAMS COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                      2001             2000
                                                                   -----------      -----------
                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES
Loss from continuing operations                                    $(1,039,909)     $  (221,979)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
   Depreciation and amortization                                       339,239          117,506
   Provision for deferred income taxes                                  51,937          113,020
   Provision for loss on assets held for sale                          150,000               --
   Provision for loss on property, plant and equipment and
     other assets                                                       25,994               --
   Provision for loss on investments                                   135,734           20,025
   Provision for doubtful accounts                                      20,977            3,782
   Equity losses                                                        29,885            9,748
   Gain on sale of investments                                        (107,442)        (124,852)
   Gain on conversion of common stock investment                            --         (214,732)
   Minority interest in loss of consolidated subsidiaries              (19,978)          (9,420)
   Cash provided by (used in) changes in:
     Receivables                                                      (165,258)        (116,448)
     Other current assets                                              (11,921)          (1,995)
     Accounts payable                                                  (75,343)         166,046
     Current deferred income                                             8,474           51,096
     Accrued liabilities                                               106,623          (24,761)
     Long-term deferred income                                         164,312          190,771
     Other                                                               5,370          (13,586)
                                                                   -----------      -----------
Net cash used in operating activities                                 (381,306)         (55,779)

FINANCING ACTIVITIES
Proceeds from notes payable                                                 --           38,185
Proceeds from long-term debt                                         2,433,910        1,631,983
Payments on and repurchase of long-term debt                          (467,843)        (110,524)
Proceeds from issuance of common stock, net of
   expenses                                                              3,671            3,157
Proceeds from issuance of preferred stock, net of
   expenses                                                                 --          240,500
Debt issue costs                                                       (40,129)         (28,664)
Contribution to subsidiary from minority interest
   shareholders                                                         31,694               --
Changes in due to The Williams Companies, Inc.                              --           (6,250)
                                                                   -----------      -----------
Net cash provided by financing activities                            1,961,303        1,768,387

INVESTING ACTIVITIES
Property, plant and equipment:
   Capital expenditures                                             (1,182,013)      (2,483,221)
   Proceeds from sales                                                  20,852           19,048
Purchase of investments                                             (2,189,613)      (1,437,505)
Proceeds from sales of investments                                   1,738,072        1,891,962
Acquisition of business (primarily property, plant and
   equipment)                                                          (13,019)              --
Other                                                                      326            7,882
                                                                   -----------      -----------
Net cash used in investing activities                               (1,625,395)      (2,001,834)

DISCONTINUED OPERATIONS
Net cash provided by (used in) operating activities                     17,424           (7,479)
Net cash provided by (used in) investing activities                    204,987          (24,644)
                                                                   -----------      -----------
Net cash provided by (used in) discontinued operations                 222,411          (32,123)
                                                                   -----------      -----------
Increase (decrease) in cash and cash equivalents                       177,013         (321,349)
Cash and cash equivalents at beginning of period                       213,888          483,853
                                                                   -----------      -----------
Cash and cash equivalents at end of period                         $   390,901      $   162,504
                                                                   ===========      ===========

                             See accompanying notes.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   GENERAL

     The accompanying interim consolidated financial statements of Williams Communications Group, Inc. (WCG) do not include all notes in annual financial statements and therefore should be read in conjunction with the consolidated financial statements and notes thereto in WCG's Annual Report on Form 10-K/A. The accompanying financial statements have not been audited by independent auditors but include all normal recurring adjustments, which, in the opinion of WCG's management, are necessary to present fairly its financial position as of September 30, 2001, results of operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000.

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

     The net assets of discontinued operations as of September 30, 2001 consist primarily of certain identified retained accounts receivables, net of allowance for doubtful accounts, and the promissory note partially offset by accruals for costs of disposal of discontinued operations.

3.   SEGMENT REVENUES AND PROFIT (LOSS)

     WCG evaluates performance based upon segment profit or loss from operations which includes revenues from external and internal customers, equity earnings or losses, operating costs and expenses, depreciation and amortization, and income or loss from investments and excludes allocated charges from The Williams Companies, Inc. (TWC). Intercompany sales are generally made on terms similar to sales to unaffiliated third parties, that is, at current market prices.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)

                                                                 BROADBAND     STRATEGIC
                                                   NETWORK         MEDIA      INVESTMENTS    ELIMINATIONS      TOTAL
                                                 -----------   ------------   ------------   ------------   -----------
                                                                             (IN THOUSANDS)
THREE MONTHS ENDED SEPTEMBER 30, 2001
Revenues:
   External customers:
     Capacity and other                          $   254,651   $     43,125   $         --   $         --   $   297,776
                                                 -----------   ------------   ------------   ------------   -----------
   Total external customers                          254,651         43,125             --             --       297,776
   Intercompany                                       16,449            115             --        (16,564)           --
                                                 -----------   ------------   ------------   ------------   -----------
Total segment revenues                           $   271,100   $     43,240   $         --   $    (16,564)  $   297,776
                                                 ===========   ============   ============   ============   ===========
Costs of sales:
   Capacity and other                            $   221,491   $     22,682   $         --   $         --   $   244,173
   Intercompany                                          115         16,449             --        (16,564)           --
                                                 -----------   ------------   ------------   ------------   -----------
Total cost of sales                              $   221,606   $     39,131   $         --   $    (16,564)  $   244,173
                                                 ===========   ============   ============   ============   ===========
Segment profit (loss):
   Loss from operations                          $  (340,186)  $    (27,318)  $       (868)  $         --   $  (368,372)
   Equity earnings (losses)                            2,659        (20,067)        (3,269)            --       (20,677)
   Income (loss) from investments                    (12,927)        (4,065)        20,105             --         3,113
                                                 -----------   ------------   ------------   ------------   -----------
Total segment profit (loss)                      $  (350,454)  $    (51,450)  $     15,968   $         --   $  (385,936)
                                                 ===========   ============   ============   ============   ===========
Depreciation and amortization                    $   137,232   $      9,220   $        156   $         --   $   146,608

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


                                                                BROADBAND    STRATEGIC
                                                  NETWORK         MEDIA     INVESTMENTS   ELIMINATIONS       TOTAL
                                                ------------  ------------  ------------  ------------    -----------
                                                                             (IN THOUSANDS)
THREE MONTHS ENDED SEPTEMBER 30, 2000
Revenues:
   External customers:
     Dark fiber                                 $      2,542  $         --  $         --  $         --    $     2,542
     Capacity and other                              166,901        39,871            --            --        206,772
                                                ------------  ------------  ------------  ------------    -----------
   Total external customers                          169,443        39,871            --            --        209,314
   Intercompany                                        8,780           137            --        (8,917)            --
                                                ------------  ------------  ------------  ------------    -----------
Total segment revenues                          $    178,223  $     40,008  $         --  $     (8,917)   $   209,314
                                                ============  ============  ============  ============    ===========
Costs of sales:
   Dark fiber                                   $      2,736  $         --  $         --  $         --    $     2,736
   Capacity and other                                187,931        23,651             7            --        211,589
   Intercompany                                          137         8,780            --        (8,917)            --
                                                ------------  ------------  ------------  ------------    -----------
Total cost of sales                             $    190,804  $     32,431  $          7  $     (8,917)   $   214,325
                                                ============  ============  ============  ============    ===========
Segment loss:
   Loss from operations                         $   (109,460) $    (10,232) $     (1,437) $         --    $  (121,129)
   Equity earnings (losses)                            2,475        (1,093)       (3,975)           --         (2,593)
   Income from investments                            20,210            --            --            --         20,210
   Add back - allocated charges from
     TWC                                               1,723           401           144            --          2,268
                                                ------------  ------------  ------------  ------------    -----------
Total segment loss                              $    (85,052) $    (10,924) $     (5,268) $         --    $  (101,244)
                                                ============  ============  ============  ============    ===========
Depreciation and amortization                   $     39,924  $      7,071  $         69  $         --    $    47,064

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


                                                                BROADBAND    STRATEGIC
                                                  NETWORK         MEDIA     INVESTMENTS    ELIMINATIONS       TOTAL
                                               -----------    -----------   ------------   ------------    ------------
                                                                             (IN THOUSANDS)
NINE MONTHS ENDED SEPTEMBER 30, 2001
Revenues:
   External customers:
     Dark fiber                                $     9,101    $        --   $         --   $         --    $      9,101
     Capacity and other                            722,834        123,243             --             --         846,077
                                               -----------    -----------   ------------   ------------    ------------
   Total external customers                        731,935        123,243             --             --         855,178
   Intercompany                                     43,083            314             --        (43,397)             --
                                               -----------    -----------   ------------   ------------    ------------
Total segment revenues                         $   775,018    $   123,557   $         --   $    (43,397)   $    855,178
                                               ===========    ===========   ============   ============    ============
Costs of sales:
   Dark fiber                                  $     3,177    $        --  $          --   $         --    $      3,177
   Capacity and other                              671,546         71,047             --             --         742,593
   Intercompany                                        314         43,083             --        (43,397)             --
                                               -----------    -----------   ------------   ------------    ------------
Total cost of sales                            $   675,037    $   114,130   $         --   $    (43,397)   $    745,770
                                               ===========    ===========   ============   ============    ============
Segment profit (loss):
   Loss from operations                        $  (594,584)   $   (58,905)  $     (3,309)  $         --    $   (656,798)
   Equity earnings (losses)                          3,780        (20,197)       (13,468)            --         (29,885)
   Income (loss) from investments                  (44,332)        (4,065)        20,105             --         (28,292)
   Add back - allocated charges from
     TWC                                             3,786            330             83             --           4,199
                                               -----------    -----------   ------------   ------------    ------------
Total segment profit (loss)                    $  (631,350)   $   (82,837)  $      3,411   $         --    $   (710,776)
                                               ===========    ===========   ============   ============    ============
Depreciation and amortization                  $   314,234    $    24,626   $        379   $         --    $    339,239

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)



                                                                BROADBAND     STRATEGIC
                                                  NETWORK         MEDIA      INVESTMENTS  ELIMINATIONS     TOTAL
                                               ------------   ------------  ------------  ------------   -----------
                                                                           (IN THOUSANDS)
NINE MONTHS ENDED SEPTEMBER 30, 2000
Revenues:
   External customers:
     Dark fiber                                $     33,967   $         --  $         --  $         --   $    33,967
     Capacity and other                             395,627        122,447            --            --       518,074
                                               ------------   ------------  ------------  ------------   -----------
   Total external customers                         429,594        122,447            --            --       552,041
   Intercompany                                      24,538            239            --       (24,777)           --
                                               ------------   ------------  ------------  ------------   -----------
Total segment revenues                         $    454,132   $    122,686  $         --  $    (24,777)  $   552,041
                                               ============   ============  ============  ============   ===========
Costs of sales:
   Dark fiber                                  $     20,767   $         --  $         --  $         --   $    20,767
   Capacity and other                               486,699         71,653            18            --       558,370
   Intercompany                                         239         24,538            --       (24,777)           --
                                               ------------   ------------  ------------  ------------   -----------
Total cost of sales                            $    507,705   $     96,191  $         18  $    (24,777)  $   579,137
                                               ============   ============  ============  ============   ===========
Segment profit (loss):
   Loss from operations                        $   (304,215)  $    (24,050) $     (5,152) $         --   $  (333,417)
   Equity earnings (losses)                           3,510         (4,640)       (8,618)           --        (9,748)
   Income from investments                          303,025             --        20,233            --       323,258
   Add back - allocated charges from
     TWC                                              5,034          1,173           418            --         6,625
                                               ------------   ------------  ------------  ------------   -----------
Total segment profit (loss)                    $      7,354   $    (27,517) $      6,881  $         --   $   (13,282)
                                               ============   ============  ============  ============   ===========
Depreciation and amortization                  $     95,887   $     21,313  $        306  $         --   $   117,506


                                     TOTAL ASSETS
                           -------------------------------
                           SEPTEMBER 30,      DECEMBER 31,
                               2001                2000
                           -----------        ------------
                                     (IN THOUSANDS)
Network                    $ 6,402,419        $  6,025,728
Broadband Media                236,226             210,840
Strategic Investments          127,187             506,813
Corporate                    1,566,366             377,520
Discontinued Operations         65,973             288,384
                           -----------        ------------
  Total                    $ 8,398,171        $  7,409,285
                           ===========        ============

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)



4.   OTHER EXPENSES

     In third quarter 2001, WCG completed an analysis of previously purchased equipment not utilized in its network build. Based on this analysis, WCG reclassified $142.9 million from property, plant and equipment to assets held for sale, net of valuation adjustments recorded to other expense of $150.0 million.

     In third quarter 2001, WCG completed a company-wide effort to analyze its operating costs and capital spending to ensure these costs are consistent with its business plan goals. As part of this analysis, WCG reviewed its workforce requirements and identified approximately 400 positions that were eliminated in July 2001. In addition, WCG prioritized its capital expenditures program and suspended certain capital projects which resulted in expensing any amounts previously capitalized. WCG recognized expenses of $30.0 million related to suspended capital projects and severance in third quarter 2001.

     In third quarter 2001, WCG recorded an expense of $11.3 million related to the impairment of goodwill associated with satellite operations within the Broadband Media segment.

     WCG recorded other operating income of $8 million in second quarter 2001 relating to a settlement of a claim.

5.   INVESTING INCOME (LOSS)

     Equity losses

     In third quarter 2001, WCG incurred equity losses of $20.0 million related to an investment entered into in third quarter 2001 with iBEAM Broadcasting Corp. (iBEAM). Under the terms of the agreement, WCG invested $20 million in cash and agreed to provide $10 million of future services to iBEAM in exchange for convertible preferred stock of iBEAM representing approximately a 49% ownership of the company. In October 2001, WCG entered into an agreement to purchase substantially all assets and assume certain liabilities of iBEAM, including substantially all of iBEAM's customer contracts and facility and equipment leases, for $25 million. The transaction includes a loan of operating funds from WCG to ensure uninterrupted operations of iBEAM until consummation of the assets sale, at which time the loan will be repaid from the proceeds of the sale. Concurrently, iBEAM announced that it had filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. WCG's agreement to purchase the iBEAM assets and the related loan are subject to bankruptcy court approval, and the purchase of assets is further subject to an auction to be conducted under the auspices of the bankruptcy court. On November 1, 2001, the bankruptcy court approved the WCG loan and established procedures for the auction. In third quarter 2001 and until approval of the purchase is obtained from the bankruptcy court, WCG is accounting for its investment in iBEAM under the equity method of accounting.

     Income (loss) from investments

     WCG entered into an agreement with America Movil, S.A. de C.V. in second quarter 2001 to sell its remaining economic interest in Algar Telecom Leste, S.A. (ATL). The agreement closed in third quarter 2001 and WCG received $309.6 million in cash with an additional $90.0 million due from America Movil, S.A. de C.V. on May 15, 2002. WCG recognized a gain from the sale of $45.1 million.

     WCG sold portions of its investments in certain marketable equity securities for gross realized gains of $61.9 million and gross realized losses of $40.5 million for the nine months ended September 30, 2001. Gross realized

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


gains were $40.2 million and $108.3 million for the three and nine months ended September 30, 2000, respectively.

     WCG recognized a loss of $42.0 million and $135.7 million for the three and nine months ended September 30, 2001, respectively, and $20.0 million for both the three and nine months ended September 30, 2000 related to write-downs of certain investments resulting from management's determination that the decline in the value of these investments was other than temporary.

     WCG also recorded income of $40.9 million for the nine months ended September 30, 2001 from the change in the market value of cashless collars on certain marketable equity securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended since the cashless collars did not qualify as a hedge. Cashless collars were terminated during the first half of 2001 yielding proceeds of $40.9 million. WCG has no cashless collars in place as of September 30, 2001.

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

6.   BENEFIT (PROVISION) FOR INCOME TAXES

     The benefit (provision) for income taxes includes:

                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                                    ------------------------------   ------------------------------
                                                        2001            2000             2001             2000
                                                    -----------     -----------      -----------      -----------
                                                                            (IN THOUSANDS)
Current:
   Federal                                          $        --     $        --      $        --      $      (758)
   State                                                    (61)            (23)             (87)             (95)
   Foreign                                                   --              --               --               --
                                                    -----------     -----------      -----------      -----------
                                                            (61)            (23)             (87)            (853)
Deferred:
   Federal                                                  325          (7,864)         (43,507)        (101,522)
   State                                                     60          (3,455)          (8,434)         (20,142)
   Foreign                                                   --           1,749                4            8,644
                                                    -----------     -----------      -----------      -----------
                                                            385          (9,570)         (51,937)        (113,020)
                                                    -----------     -----------      -----------      -----------
     Total benefit (provision)                      $       324     $    (9,593)     $   (52,024)     $  (113,873)
                                                    ===========     ===========      ===========      ===========

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)



     The tax benefit (provision) for the three and nine months ended September 30, 2001 is significantly less than the benefit expected from applying the federal statutory rate to pre-tax losses primarily due to a valuation allowance established for WCG's net deferred tax assets. The valuation allowance fully reserves WCG's net deferred tax assets, primarily resulting from net operating loss carryforwards, as WCG does not believe it is more likely than not that the net deferred tax assets will be realized. During the nine months ended September 30, 2001, reductions to the fair value of marketable equity securities reduced the associated deferred tax liabilities creating additional net deferred tax assets for which the utilization has not yet been demonstrated. The deferred tax provision for this period results from a valuation allowance created to fully reserve these additional net deferred tax assets.

     The tax provisions for the three and nine months ended September 30, 2000 are significantly less than the benefit expected from applying the federal statutory rate to the pre-tax loss primarily due to a valuation allowance established for uncertainties arising from application of the tax sharing agreement with TWC that may affect the utilization of loss carryforwards as well as state income taxes and the impact of net foreign losses not deductible for U.S. tax purposes. In addition, for the nine months ended September 30, 2000, the tax provision is partially offset by a tax benefit from the permanent basis differences on certain assets sold during first quarter 2000.

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

7.   EARNINGS (LOSS) PER SHARE

     For the periods presented, diluted loss per common share is the same as the basic calculation as the inclusion of any stock options and convertible preferred stock would be antidilutive since WCG reported a loss from continuing operations for these periods. Stock options and convertible preferred stock of
9.2 million shares and 11.2 million shares for the three and nine months ended September 30, 2001, respectively, and 2.0 million shares for both the three and nine months ended September 30, 2000 have been excluded from the computation of diluted loss per common share.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


8.   DEBT AND OTHER FINANCING ARRANGEMENTS

     Long-term debt consists of the following:

                                                  SEPTEMBER 30,     DECEMBER 31,
                                                       2001             2000
                                                   -----------      -----------
                                                          (IN THOUSANDS)
Senior redeemable notes, 10.70% - 11.875%, due
   2007 - 2010                                     $ 2,569,525      $ 2,986,598
8.25% senior secured notes due 2004                  1,400,000               --
Credit facility                                        975,000          525,000
TWC note                                                    --          975,610
Other                                                  332,127           39,498
                                                   -----------      -----------
                                                     5,276,652        4,526,706
Less current maturities                                (31,274)              --
                                                   -----------      -----------
Long-term debt                                     $ 5,245,378      $ 4,526,706
                                                   ===========      ===========

     Senior redeemable notes

     In third quarter 2001, WCG began repurchasing a portion of its senior redeemable notes in the open market. As of September 30, 2001, WCG had purchased $419.3 million of its senior redeemable notes at an average price of 44% of face value which resulted in an extraordinary gain of $223.7 million (net of a zero provision for income taxes) including the recognition of deferred costs and debt discounts related to the repurchased senior redeemable notes.

     Subsequent to September 30, 2001, WCG has purchased an additional $131.7 million of its senior redeemable notes. This brings the total senior redeemable notes repurchased to $551.0 million at a total average price of 43% of face value.

     8.25% senior secured notes

     In March 2001, WCG Note Trust, which is wholly-owned by Williams Communications, LLC (WCL), a wholly-owned subsidiary of WCG, issued approximately $1.4 billion of 8.25% senior secured notes in a private placement. The notes are due March 15, 2004 with the principal payment due in full at maturity and interest payments due semi-annually in arrears on March 15 and September 15 of each year beginning September 15, 2001. The notes may be repaid at varying redemption premiums or make-whole prices, as defined.

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

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


     TWC provided indirect credit support for the senior secured notes through a commitment to issue its preferred stock in the event of a default under the senior secured notes.

     Long-term credit facility

     WCG's long-term credit facility consists of a $525 million senior amortizing term loan facility maturing September 2006 and a $525 million senior reducing revolving credit facility maturing September 2005. WCG borrowed $525 million under the term loan facility in September 2000. In April 2001, WCG closed an add-on of $450 million to its senior amortizing term loan facility maturing 2006. In April 2001, WCG borrowed $450 million under the add-on facility. Outstanding borrowings under the credit facility bear interest based on WCG's credit ratings, currently a variable rate of LIBOR plus 3.00%. As of September 30, 2001, the interest rate payable under the $525 million facility was 7.25%, which on November 9, 2001 changed to 5.00% locked in until May 9, 2002 and under the $450 million add-on facility was 7.31%, which on October 29, 2001 changed to 5.31% locked in until January 29, 2002.

     In connection with the add-on to the credit facility, WCG was required to grant to the lenders a security interest in substantially all of the domestic assets of WCG except for certain assets such as any land or interest in land and any Broadband Media related assets. However, due to the downgrade of WCG's credit rating discussed below, the credit facility lenders were entitled to and requested liens on substantially all of WCG's assets that were not previously secured under the credit facility. WCG also received a commitment, subject to various conditions, to further increase its credit facility by $300 million which would bring the total size of the credit facility to $1.8 billion. However, it is not likely that WCG can, or will, access this $300 million commitment unless market conditions improve.

     On July 19, 2001, Moody's Investor Service announced that it lowered various credit ratings of WCG. The announcement stated that contributing to this change is the tax-free spin-off from TWC and the potential impact the current economic slowdown could have on both the telecommunications industry and WCG's operating results. This downgrade increased the borrowing rate on WCG's credit facility from LIBOR plus 2.75% to LIBOR plus 3.00% and could potentially limit or increase the cost of public or private financings.

     WCG has various debt covenants relating to its credit facility, all of which have been complied with through September 30, 2001. One of the covenants requires WCG to consummate transactions resulting in net cash proceeds in the aggregate amount of at least $500 million by December 31, 2001. Of that amount, at least $150 million must be in the form of equity. As discussed below, $276 million of the obligation was received in third quarter 2001 through the sale and subsequent leaseback of WCG's Technology Center and other ancillary assets. In October 2001, the credit facility was amended to extend the date by which WCG is required to raise the additional $224 million from December 31, 2001 to July 1, 2003. In connection with the amendment, WCG agreed to work jointly with its bank group and the bank group's financial advisor to perform a more comprehensive review of the credit agreement. The review is expected to result in an additional amendment that would address WCG's current capital structure, reduced capital expenditure requirements and the overall market environment. This review and the resulting amendment are expected to be completed in January 2002. WCG agreed to continue to operate under its current budget and not to purchase any of its senior redeemable notes or other indebtedness for cash pending completion of this review.

     TWC note

     In February 2001, TWC and WCG entered into an agreement that, among other things, resulted in the exchange of the TWC note for WCG's equity (see Note 9).

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


     Other

     In September 2001, WCG sold its new Technology Center building and other ancillary assets to TWC for approximately $276 million in cash. Concurrent with the sale, WCG leased the Technology Center building and other ancillary assets back for a period of ten years with varying payment terms. WCG has an option to repurchase and TWC has the right to sell the Technology Center building to WCG at the expiration date of the lease for approximately $92 million. WCG also has the option to repurchase and TWC has the right to sell certain ancillary assets to WCG at the expiration date of the lease at their stated fair market value per the lease. In the event neither WCG nor TWC exercise these options, the property would transfer to TWC. The current portion of the obligation is $28.9 million as of September 30, 2001.

     In first quarter 2001, PowerTel paid off its 70 million Australian dollar bridge financing facility agreement with a portion of the proceeds received from the completion of a 110 million Australian dollar equity rights offering. In first quarter 2001, PowerTel also entered into a 150 million Australian dollar bank facility agreement due March 2006 with a variable interest rate as defined in the agreement. As of September 30, 2001, PowerTel borrowed 45 million Australian dollars (or approximately $22.2 million) under the bank facility agreement at an interest rate of 7.7%.

     Other financing arrangements

     As of September 30, 2001, WCG owes TWC approximately $100 million for various normal course services which is included in accounts payable. WCG elected to defer payment of these payables until March 15, 2002 at an interest rate of 8.25%.

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

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


10.  COMPREHENSIVE LOSS

     Comprehensive loss is as follows:

                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            SEPTEMBER 30,                SEPTEMBER 30,
                                                      ------------------------      ------------------------
                                                         2001          2000          2001             2000
                                                      ---------      ---------      ---------      ---------
                                                                          (IN THOUSANDS)
Net loss                                              $(268,331)     $(149,943)     $(816,245)     $(275,470)
   Other comprehensive income (loss):
       Unrealized gain (loss) on securities             (10,807)       275,031       (209,777)       614,895
       Less:  reclassification adjustment for net
        (gains) losses realized in net loss              12,325        (40,235)        64,648       (323,050)
                                                      ---------      ---------      ---------      ---------
        Net unrealized gain (loss)                        1,518        234,796       (145,129)       291,845
        Foreign currency translation adjustments         58,396        (14,158)        23,855        (29,057)
                                                      ---------      ---------      ---------      ---------
   Other comprehensive income (loss) before
        taxes                                            59,914        220,638       (121,274)       262,788
   Income tax benefit (provision) on other
        comprehensive income (loss)                        (386)       (91,336)        54,918       (113,571)
                                                      ---------      ---------      ---------      ---------
Comprehensive loss                                    $(208,803)     $ (20,641)     $(882,601)     $(126,253)
                                                      =========      =========      =========      =========

11.  COMMITMENTS AND CONTINGENCIES

     Commitments

     In April 2001, Winstar announced it filed for protection under Chapter 11 of the U.S. Bankruptcy Code. This announcement followed a series of announcements by Winstar including that it would reduce its workforce by approximately 44% and halt the expansion of its network.

     In September 2001, WCG reached a bankruptcy settlement agreement with Winstar. Under the bankruptcy settlement agreement, WCG and Winstar have amended their 1998 agreement for WCG's 25-year indefeasible right to use a percentage of the wireless local capacity of Winstar. The amendment limits WCG's total capital expenditures for capacity on 200 of 270 hubs, or antenna sites, to the amount which was paid before March 31, 2001 of approximately $300 million, increases the amount of capacity WCG can utilize on the 200 hubs and cancels WCG's remaining payments for the undelivered hubs. The amendment also shortens the term of the original agreement to a 20-year term ending July 2021 from the original termination in December 2023. As noted in WCG's Form 8-K filed April 23, 2001, continued development in the bankruptcy proceedings could still impair WCG's ability to realize or recover its investment in the wireless hub capacity.

     Under the bankruptcy settlement agreement, WCG and Winstar entered into a mutual release of claims against each other for services and payments provided or made to each other prior to June 30, 2001. WCG agreed to provide services to Winstar while Winstar is under bankruptcy protection. Payment for on-network services will be deferred and secured on an equal and pro-rata basis with Winstar's post-bankruptcy lenders. Any off-network services must be paid for in cash on a monthly basis. Winstar also released any claims over two fibers in which it had a right to use and two fibers in which it had an option to purchase a right to use.

     Although a number of uncertainties exist in any bankruptcy and the rights and obligations of Winstar and its creditors will be determined over time in the bankruptcy court, WCG does not expect that the bankruptcy filing by

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)

Winstar will have a significant impact on its operating results other than the potential write-down of the wireless hubs as discussed above.

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

     On July 24, 2001, Thoroughbred Technology and Telecommunications, Inc.
(TTTI) filed suit against WCL for claims which include breach of contract with respect to a fiber-optic fiber installation project that TTTI was constructing for itself and others including WCL. TTTI seeks damages in excess of $37 million. WCL alleges various defenses, including significant warranty and breach of contract claims on the part of TTTI.

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

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


     Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 applies to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, adoption of SFAS No. 142 is required in fiscal years beginning after December 15, 2001. During the nine months ended September 30, 2001, WCG recorded amortization of goodwill and other intangible assets of approximately $6 million. The effect of adoption of SFAS 141 and 142 on WCG's results of operations and financial position is being evaluated.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The Statement, effective for fiscal years beginning after June 15, 2002, requires companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion of construction or shortly thereafter. The FASB decided to limit the scope to legal obligations and the liability will be recorded at fair value. The effect of adoption of this standard on WCG's results of operations and financial position is being evaluated.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement, effective for fiscal years beginning after December 15, 2001, provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The effect of adoption of this standard on WCG's results of operations and financial position is being evaluated.

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

     Forward-looking statements can be identified by words such as "anticipates," "believes," "expects," "planned," "scheduled" or similar expressions. Although WCG believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of risks, assumptions, and uncertainties that could cause WCG's actual results to differ materially from those projected. In addition to risk factors set forth in WCG's filings with the Securities and Exchange Commission, the following important factors could cause actual results to differ materially from any results projected, forecasted, estimated, or budgeted:

     - The effects of and changes in political and/or economic conditions, including inflation, interest rates and monetary conditions, and in communications, trade, monetary, fiscal and tax policies in the United States and in foreign markets, including Asia, Australia, Europe and South America.

     - The effects of and changes in political and/or economic conditions resulting from acts of war and/or terrorism.

     - Conditions of the capital markets that WCG utilizes to access capital to finance operations.

     - The ability in a cost-effective way to raise capital and manage cash to sustain operating cash flow, make capital expenditures, and meet debt obligations.

     - The ability of WCG to adapt to further deterioration in the capital markets and the telecommunications industry, particularly as a result of the perceived oversupply of bandwidth.

     - The ability of WCG to meet its debt covenant requirements under its debt obligations.

     - The availability of credit terms more acceptable to WCG than those in its existing credit agreements.

     - The successful collection of the proceeds from the assets retained in connection with the sale of the Solutions segment.

     - The successful collection of the note received from the sale of WCG's remaining economic interest in ATL.

     - The ability to manage operating costs and capital spending without limiting revenue growth.

     - The financial health of WCG's customers and the ability to collect revenues from customers.

     - Changes in the technological, regulatory or business environment applicable to WCG or the telecommunications industry generally.

     - Termination of the SBC strategic alliance or SBC's inability to obtain regulatory approval to provide long-distance telecommunications services within markets in which it currently provides local services.

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

     - The ability to obtain additional capacity for the WCG network from other providers.

     - The ability to expand the WCG network and to deploy the MediaXtranet strategy as needed to remain competitive and to maintain leading-edge technology.

     -    The ability to successfully market capacity on the WCG network.

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

     -    Significant competition on pricing and product offerings for Network.

     - Changes in external competitive market factors that might affect results of operations.

     -    The effect of changes in accounting policies.

     -    The ability to attract and retain qualified employees.

     - The cost and effects of legal and administrative claims and proceedings against WCG or its subsidiaries.

     - The ability to develop financial, management, and operating controls to manage costs and rapid growth.

     - The completion of the purchase and successful integration of the assets of iBEAM Broadcasting Corp.

     - The completion of the purchase and successful integration of the assets of CoreExpress, Inc.

     -    The ability to successfully integrate any newly acquired businesses.

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

     Prior to the spin-off of WCG from TWC, WCG received charges from TWC for certain corporate administrative expenses which were either directly identifiable or allocable under various methodologies. In conjunction with the spin-off, WCG has either hired employees to perform these functions or has entered into service level agreements with TWC for the continuation of services with initial terms primarily through December 31, 2001. The combined costs of the additional employees and the costs incurred under the service level agreements have been approximately the same or less than the amounts incurred prior to the spin-off. For the nine months ended September 30, 2001, WCG incurred charges related to the spin-off of $6.8 million.

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

     Credit ratings

     On July 19, 2001, Moody's Investor Service announced that it lowered various credit ratings of WCG. The announcement stated that contributing to this change is the tax-free spin-off from TWC and the potential impact the current economic slowdown could have on both the telecommunications industry and WCG's operating results. This downgrade increased the borrowing rate on WCG's credit facility from LIBOR plus 2.75% to LIBOR plus 3.00% and could potentially limit or increase the cost of public or private financings. In addition, due to the downgrade the credit facility lenders requested liens on WCG's assets that were not previously secured under the credit facility.

     Extraordinary gain

     In third quarter 2001, WCG began repurchasing a portion of its senior redeemable notes in the open market. As of September 30, 2001, WCG had purchased $419.3 million of its senior redeemable notes at an average price of 44% of face value which resulted in an extraordinary gain of $223.7 million (net of a zero provision for income taxes) including the recognition of deferred costs and debt discounts related to the repurchased senior redeemable notes.

    Subsequent to September 30, 2001, WCG has purchased an additional $131.7 million of its senior redeemable notes. This brings the total senior redeemable notes repurchased to $551.0 million at a total average price of 43% of face value.

     Credit facility covenant amendment

     Because of WCG's liquidity and current market conditions, in October 2001, the credit facility was amended to extend the date by which WCG is required to raise an additional $224 million of cash from December 31, 2001 to July 1, 2003. In connection with the amendment, WCG agreed to work jointly with its bank group and the bank group's financial advisor to perform a more comprehensive review of the credit agreement. The review is expected to result in an additional amendment that would address WCG's current capital structure, reduced capital expenditure requirements and the overall market environment. This review and the resulting amendment are expected to be completed in January 2002. WCG agreed to continue to operate under its current budget and not to purchase any of its senior redeemable notes or other indebtedness for cash pending completion of this review.

     Operating segments

     WCG evaluates performance based upon segment profit or loss from operations which includes revenues from external and internal customers, equity earnings or losses, operating costs and expenses, depreciation and amortization, and income or loss from investments and excludes allocated charges from TWC. WCG is considering changes to its segment profit or loss from operations definition as well as a redefinition of its segments.

NETWORK

     Winstar Communications, Inc.

     In April 2001, Winstar announced it filed for protection under Chapter 11 of the U.S. Bankruptcy Code. This announcement followed a series of announcements by Winstar including that it would reduce its workforce by approximately 44% and halt the expansion of its network.

     In September 2001, WCG reached a bankruptcy settlement agreement with Winstar. Under the bankruptcy settlement agreement, WCG and Winstar have amended their 1998 agreement for WCG's 25-year indefeasible right to use a percentage of the wireless local capacity of Winstar. The amendment limits WCG's total capital expenditures for capacity on 200 of 270 hubs, or antenna sites, to the amount which was paid before March 31, 2001 of approximately $300 million, increases the amount of capacity WCG can utilize on the 200 hubs and cancels WCG's remaining payments for the undelivered hubs. The amendment also shortens the term of the original agreement to a 20-year term ending July 2021 from the original termination in December 2023. As noted in WCG's Form 8-K filed April 23, 2001, continued development in the bankruptcy proceedings could still impair WCG's ability to realize or recover its investment in the wireless hub capacity.

     Under the bankruptcy settlement agreement, WCG and Winstar entered into a mutual release of claims against each other for services and payments provided or made to each other prior to June 30, 2001. WCG agreed to provide services to Winstar while Winstar is under bankruptcy protection. Payment for on-network services will be deferred and secured on an equal and pro-rata basis with Winstar's post-bankruptcy lenders. Any off-network services must be paid for in cash on a monthly basis. Winstar also released any claims over two fibers in which it had a right to use and two fibers in which it had an option to purchase a right to use.

     Although a number of uncertainties exist in any bankruptcy and the rights and obligations of Winstar and its creditors will be determined over time in the bankruptcy court, WCG does not expect that the bankruptcy filing by Winstar will have a significant impact on its operating results other than the potential write-down of the wireless hubs as discussed above.

     Reduction of operating costs and capital expenditures program

     In third quarter 2001, WCG completed a company-wide effort to analyze its operating costs and capital spending to ensure these costs are consistent with its business plan goals. As part of this analysis, WCG reviewed its workforce requirements and identified approximately 400 positions that were eliminated in July 2001. In addition, WCG prioritized its capital expenditures program and suspended certain capital projects which resulted in expensing amounts previously capitalized. WCG recognized expenses of $30.0 million related to suspended capital projects and severance in third quarter 2001.

    These actions led to a review and analysis of previously purchased equipment not utilized in WCG's network build. Based on this analysis, WCG reclassified $142.9 million from property, plant and equipment to assets held for sale, net of valuation adjustments recorded to other expense of $150.0 million.

     Alliance with SBC

     In third quarter 2001, WCG signed a preferred provider status agreement with the long-distance telephone affiliate of SBC, SBC Long Distance (SBC-LD). Under the terms of the agreement, WCG is the preferred provider of SBC-LD's U.S.-originated international long-distance traffic. As part of the transaction, WCG also acquired two gateway switches from another SBC subsidiary, Ameritech Global Gateway Services (AGGS), and in turn, WCG assumed the wholesale international long-distance business currently conducted by AGGS. The gateways will allow WCG to offer outbound foreign termination and inbound domestic termination to other carrier customers. In addition, WCG signed an agreement with SBC to provide long-distance service to Cingular Wireless, a joint venture between SBC and BellSouth, in the traditional SBC 13-state region.

     WorldCom agreement

     In October 2001, WCG completed a reciprocal, three-year cooperative agreement with WorldCom to purchase network capacity. Under the agreement, WCG also sold to WorldCom its single strand of lit fiber (sometimes known as the SUSA fiber) that WCG's predecessor retained when it sold the remainder of its network to WorldCom in 1995. Additionally, WCG purchased from WorldCom a 20-year indefeasible right of use of capacity on WorldCom's network. WCG expects to record a gain in fourth quarter 2001, which will be quantified once all relevant factors are finalized.

     Purchase of CoreExpress business

     In November 2001, WCG signed an asset purchase agreement to obtain the fiber-optic network, intellectual property, and Internet protocol capabilities of CoreExpress. CoreExpress offers value-added services that complement the traditional services offered by Internet Service Providers. Closing on the agreement is subject to satisfaction of final terms and certain conditions.

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

BROADBAND MEDIA

     WCG is in the process of evaluating its options for maximizing the total return from its investment in the Broadband Media segment. These options are focused on, but not necessarily limited to, increasing revenues in areas believed to be more profitable, reducing costs or eliminating unprofitable product lines or markets, creating alliances or combinations with other providers of communications products or services, or other alternatives including a restructuring of certain lines of business within the Broadband Media segment. During third quarter 2001, WCG recorded an expense of $11.3 million related to the impairment of goodwill associated with its satellite operations.

     As part of this evaluation process, WCG announced the launch of services on its broadband media platform called MediaXtranet(SM) that will provide services to facilitate the transmission and storage of media content for business-to-business and business-to-consumer applications, digital media management, managed web hosting and streaming. WCG expects that MediaXtranet would enable the collection, gathering, hosting, management, transacting and edge distribution of media content, regardless of its format or source. WCG intends to utilize MediaXtranet to capitalize on its broadband media experience, connectivity, and existing customer relationships to expand its products and services to include the following:

     - media and entertainment content logging, storage and portal-type access and distribution

     -    media streaming for both audio and video services

     - optical distribution of cinematic and television broadcast and advertisements

     -    media and entertainment eCommerce transactional activities

     -    Internet-based distribution of advertisements

     As part of the implementation of MediaXtranet, WCG entered into an investment in third quarter 2001 with iBEAM, a provider of streaming communications solutions. Under the terms of the agreement, WCG invested $20 million in cash and agreed to provide $10 million of future services to iBEAM in exchange for convertible preferred stock of iBEAM representing approximately a 49% ownership of the company. In October 2001, WCG entered into an agreement to purchase substantially all assets and assume certain liabilities of iBEAM, including substantially all of iBEAM's customer contracts and facility and equipment leases, for $25 million. The transaction includes a loan of operating funds from WCG to ensure uninterrupted operations of iBEAM until consummation of the assets sale, at which time the loan will be repaid from the proceeds of the sale. Concurrently, iBEAM announced that it had filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. WCG's agreement to purchase the iBEAM assets and the related loan are subject to bankruptcy court approval, and the purchase of assets is further subject to an auction to be conducted under the auspices of the bankruptcy court. On November 1, 2001, the bankruptcy court approved the WCG loan and established procedures for the auction. In third quarter 2001 and until approval of the purchase is obtained from the bankruptcy court, WCG is accounting for its investment in iBEAM under the equity method of accounting. The investment will leverage

WCG's broadband media services infrastructure and customer relationships with top-tier media and entertainment companies, and will expand Broadband Media's addressable market by adding a strong enterprise-related capability.

STRATEGIC INVESTMENTS

     WCG entered into an agreement with America Movil, S.A. de C.V. in second quarter 2001 to sell its remaining economic interest in ATL. The agreement closed in third quarter 2001 and WCG received $309.6 million in cash with an additional $90.0 million due from America Movil, S.A. de C.V. on May 15, 2002. WCG recognized a gain from the sale of $45.1 million.

RESULTS OF OPERATIONS

     The table below summarizes WCG's consolidated results from operations:



                                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                               SEPTEMBER 30,                     SEPTEMBER 30,
                                                       ----------------------------      -----------------------------
                                                           2001             2000             2001            2000
                                                       -----------      -----------      ------------      -----------
                                                                               (IN THOUSANDS)
Revenues:
   Network                                             $   271,100      $   178,223      $    775,018      $   454,132
   Broadband Media                                          43,240           40,008           123,557          122,686
   Strategic Investments                                        --               --                --               --
   Eliminations                                            (16,564)          (8,917)          (43,397)         (24,777)
                                                       -----------      -----------      ------------      -----------
     Total revenues                                        297,776          209,314           855,178          552,041
Operating expenses:
   Cost of sales                                           244,173          214,325           745,770          579,137
   Selling, general and administrative                      71,535           65,682           222,721          185,792
   Provision for doubtful accounts                          12,541            2,800            20,977            3,782
   Depreciation and amortization                           146,608           47,064           339,239          117,506
   Other                                                   191,291              572           183,269             (759)
                                                       -----------      -----------      ------------      -----------
     Total operating expenses                              666,148          330,443         1,511,976          885,458
                                                       -----------      -----------      ------------      -----------
Loss from operations                                      (368,372)        (121,129)         (656,798)        (333,417)
Net interest expense                                      (127,602)         (52,143)         (328,675)        (147,770)
Investing income (loss):
   Interest and other                                       14,796           10,416            36,008           49,973
   Equity losses                                           (20,677)          (2,593)          (29,885)          (9,748)
   Income (loss) from investments                            3,113           20,210           (28,292)         323,258
Minority interest in loss of consolidated
   subsidiaries                                              6,787            4,418            19,978            9,420
Other income (loss), net                                      (364)             131              (221)             178
                                                       -----------      -----------      ------------      -----------
Loss before income taxes                                  (492,319)        (140,690)         (987,885)        (108,106)
Benefit (provision) for income taxes                           324           (9,593)          (52,024)        (113,873)
                                                       -----------      -----------      ------------      -----------
Loss from continuing operations                        $  (491,995)     $  (150,283)     $ (1,039,909)     $  (221,979)
                                                       ===========      ===========      ============      ===========

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

CONSOLIDATED RESULTS

     WCG's loss from continuing operations increased $341.7 million primarily due to an increase in loss from operations of $247.3 million, an increase in net interest expense of $75.5 million and a decrease in investing income (loss) of $30.8 million. These items were partially offset by a decrease of $9.9 million related to the tax provision.

     Network and Broadband Media accounted for $230.7 million and $17.1 million of the increase in loss from operations, respectively. Strategic Investments' loss from operations decreased $0.5 million.

NETWORK

     The table below summarizes Network's results from operations:


                                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                               SEPTEMBER 30,                     SEPTEMBER 30,
                                                       ----------------------------      ---------------------------
                                                           2001             2000             2001            2000
                                                       -----------      -----------      -----------     -----------
                                                                               (IN THOUSANDS)
Revenues:
   Dark fiber                                          $        --      $     2,542      $     9,101     $    33,967
   Capacity and other                                      254,651          166,901          722,834         395,627
   Intercompany                                             16,449            8,780           43,083          24,538
                                                       -----------      -----------      -----------     -----------
     Total revenues                                        271,100          178,223          775,018         454,132
Operating expenses:
   Cost of sales                                           221,606          190,804          675,037         507,705
   Selling, general and administrative                      60,130           54,074          188,463         152,385
   Provision for doubtful accounts                          12,342            2,299           19,914           3,080
   Depreciation and amortization                           137,232           39,924          314,234          95,887
   Other                                                   179,976              582          171,954            (710)
                                                       -----------      -----------      -----------     -----------
     Total operating expenses                              611,286          287,683        1,369,602         758,347
                                                       -----------      -----------      -----------     -----------
Loss from operations                                   $  (340,186)     $  (109,460)     $  (594,584)    $  (304,215)
                                                       ===========      ===========      ===========     ===========
Equity earnings                                        $     2,659      $     2,475      $     3,780     $     3,510
                                                       ===========      ===========      ===========     ===========
Income (loss) from investments                         $   (12,927)     $    20,210      $   (44,332)    $   303,025
                                                       ===========      ===========      ===========     ===========

     Network revenues increased $92.9 million, or 52%, primarily attributable to data and voice services provided to SBC of approximately $100 million for the three months ended September 30, 2001 compared to approximately $40 million for the three months ended September 30, 2000. The remaining increase is attributable to sales to new customers as well as expanded sales to existing customers, both domestic and international, partially offset by contractual price re-rates and customer disconnects.

     Network had a gross profit of $49.5 million for the three months ended September 30, 2001 while Network's costs of sales exceeded revenues by $12.6 million for the three months ended September 30, 2000. The continued improvement in Network's gross profit is primarily a result of revenue growth described above, greater on-net utilization and strong expense control.

     Network's selling, general and administrative expenses increased $6.0 million, or 11%, due primarily to an increase in payroll related and professional services expenses. Network's provision for doubtful accounts increased $10.0 million primarily due to the growth in its customer base and general market conditions in the telecommunications industry. Network's selling, general and administrative expenses and provision for doubtful accounts as a percentage of revenues decreased to 27% for the three months ended September 30, 2001 from 32% for the three months ended September 30, 2000.

     Network's depreciation and amortization increased $97.3 million primarily as a result of assets placed in service since September 30, 2000.

     Network's other expense increased $179.4 million primarily as a result of expenses recorded in third quarter 2001 of $150.0 million related to valuation adjustments associated with equipment held for sale and $30.0 million related to suspended capital projects and severance.

     Network's loss from investments for the three months ended September 30, 2001 of $12.9 million represents write-downs of certain investments resulting from management's determination that the decline in the value of these investments was other than temporary.

     Network's income from investments for the three months ended September 30, 2000 of $20.2 million includes gains of $40.2 million related to the sale of certain marketable equity securities partially offset by a loss of $20.0 million related to write-downs of certain investments resulting from management's determination that the decline in the value of these investments was other than temporary.

BROADBAND MEDIA

     The table below summarizes Broadband Media's results from operations:

                                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                               SEPTEMBER 30,                     SEPTEMBER 30,
                                                       ----------------------------      ----------------------------
                                                           2001             2000             2001            2000
                                                       -----------      -----------      -----------      -----------
                                                                               (IN THOUSANDS)
Revenues                                               $    43,240      $    40,008      $   123,557      $   122,686
Operating expenses:
   Cost of sales                                            39,131           32,431          114,130           96,191
   Selling, general and administrative                      10,693           10,249           31,328           28,578
   Provision for doubtful accounts                             199              501            1,063              702
   Depreciation and amortization                             9,220            7,071           24,626           21,313
   Other                                                    11,315              (12)          11,315              (48)
                                                       -----------      -----------      -----------      -----------
     Total operating expenses                               70,558           50,240          182,462          146,736
                                                       -----------      -----------      -----------      -----------
Loss from operations                                   $   (27,318)     $   (10,232)     $   (58,905)     $   (24,050)
                                                       ===========      ===========      ===========      ===========
Equity losses                                          $   (20,067)     $    (1,093)     $   (20,197)     $    (4,640)
                                                       ===========      ===========      ===========      ===========
Loss from investments                                  $    (4,065)     $        --      $    (4,065)     $        --
                                                       ===========      ===========      ===========      ===========

     Broadband Media's revenues increased $3.2 million, or 8%, primarily due to an increase in transmission of broadcast news events partially offset by lower satellite and advertising business.

     Broadband Media's gross profit decreased to $4.1 million for the three months ended September 30, 2001 from $7.6 million for the three months ended September 30, 2000. Gross margin decreased to 9% for the three months ended September 30, 2001 from 19% for the three months ended September 30, 2000. Cost of sales increased $6.7 million, or 21%, primarily due to costs associated with the development of MediaXtranet.

     Broadband Media's other expense for the three months ended September 30, 2001 of $11.3 million represents an impairment of goodwill associated with its satellite operations.

     Broadband Media's equity losses increased $19.0 million due primarily to WCG recording $20.0 million of equity losses related to an investment entered into with iBEAM in third quarter 2001. Under the terms of the agreement, WCG invested $20 million in cash and agreed to provide $10 million of future services to iBEAM in exchange for convertible preferred stock of iBEAM representing approximately a 49% ownership of the company.

     In October 2001, WCG entered into an agreement to purchase substantially all assets and assume certain liabilities of iBEAM, including substantially all of iBEAM's customer contracts and facility and equipment leases, for $25 million. The transaction includes a loan of operating funds from WCG to ensure uninterrupted operations of iBEAM until consummation of the assets sale, at which time the loan will be repaid from the proceeds of the sale. Concurrently, iBEAM announced that it had filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. WCG's agreement to purchase the iBEAM assets and the related loan are subject to bankruptcy court approval, and the purchase of assets is further subject to an auction to be conducted under the auspices of the bankruptcy court. On November 1, 2001, the bankruptcy court approved the WCG loan and established procedures for the auction.

     Broadband Media's loss from investments for the three months ended September 30, 2001 of $4.1 million primarily represents an impairment of its remaining investment in iBEAM.

STRATEGIC INVESTMENTS

     The table below summarizes Strategic Investments' results from operations:

                                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                               SEPTEMBER 30,                     SEPTEMBER 30,
                                                       ----------------------------      ----------------------------
                                                           2001             2000             2001             2000
                                                       -----------      -----------      -----------      -----------
                                                                               (IN THOUSANDS)
Revenues                                               $        --      $        --      $        --      $        --
Operating expenses:
   Cost of sales                                                --                7               --               18
   Selling, general and administrative                         712            1,359            2,930            4,829
   Provision for doubtful accounts                              --               --               --               --
   Depreciation and amortization                               156               69              379              306
   Other                                                        --                2               --               (1)
                                                       -----------      -----------      -----------      -----------
     Total operating expenses                                  868            1,437            3,309            5,152
                                                       -----------      -----------      -----------      -----------
Loss from operations                                   $      (868)     $    (1,437)     $    (3,309)     $    (5,152)
                                                       ===========      ===========      ===========      ===========
ATL and other equity losses                            $    (3,269)     $    (3,975)     $   (13,468)     $    (8,618)
                                                       ===========      ===========      ===========      ===========
Income from investments                                $    20,105      $        --      $    20,105      $    20,233
                                                       ===========      ===========      ===========      ===========

     Strategic Investments' results represent costs associated with managing WCG's equity and cost-based investments in this business segment.

     Strategic Investments' income from investments for the three months ended September 30, 2001 of $20.1 million includes a gain of $45.1 million from the sale of its remaining economic interest in ATL to America Movil, S.A. de C.V. partially offset by a loss of $25.0 million related to a write-down associated with an equity method investment resulting from management's determination that the decline in the value of this investment was other than temporary.

CONSOLIDATED NON-OPERATING ITEMS

     WCG's net interest expense increased $75.5 million as a result of increased borrowings including some at higher interest rates to finance operations and capital expenditures and decreased interest capitalized primarily due to fewer assets under construction. WCG's total debt has increased $775.2 million from September 30, 2000 to September 30, 2001, which primarily reflects the $1.4 billion principal amount of senior secured notes issued in March 2001, borrowing of the $450.0 million add-on to its credit facility in April 2001 and the sale and subsequent leaseback of its Technology Center and other ancillary assets for $276.0 million in September 2001. These items are partially offset by the exchange of the $975.6 million TWC note for WCG's equity in February 2001 and the repurchase of $419.3 million of its senior redeemable notes in third quarter 2001.

     WCG's interest and other investing income increased $4.4 million primarily due to an increase in average short-term investments for the three months ended September 30, 2001 partially offset by a reduction in short-term interest rates.

     WCG's tax provision decreased $9.9 million primarily due to the spin-off from TWC in first quarter 2001. During the three months ended September 30, 2000, WCG was subject to a tax sharing agreement with TWC under which TWC utilized all of WCG's current tax losses without immediate compensation. With the agreement in place, no benefit was recorded by WCG for its current tax losses, yet a tax provision was recorded to reflect a deferred tax liability for the turnaround of timing items generated during the current period. Tax periods after the spin-off are not subject to the tax sharing agreement, therefore, timing items do not create a tax provision and current losses are fully reserved with a valuation allowance. The valuation allowance represents a reserve against WCG's net deferred tax assets, primarily resulting from net operating loss carryforwards which cannot be assumed to be utilized.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

CONSOLIDATED RESULTS

     WCG's loss from continuing operations increased $817.9 million primarily due to a decrease in investing income (loss) of $385.7 million, an increase in loss from operations of $323.4 million and an increase in net interest expense of $180.9 million partially offset by a decrease of $61.9 million related to the tax provision.

     Network and Broadband Media accounted for $290.4 million and $34.8 million of the increase in loss from operations, respectively. Strategic Investments' loss from operations decreased $1.8 million.

NETWORK

     Network revenues increased $320.9 million, or 71%, primarily attributable to data and voice services provided to SBC of approximately $280 million for the nine months ended September 30, 2001 compared to approximately $80 million for the nine months ended September 30, 2000. The remaining increase is attributable to sales to new customers as well as expanded sales to existing customers, both domestic and international, partially offset by contractual price re-rates, customer disconnects and $24.9 million lower revenues from dark fiber transactions entered into prior to June 30, 1999 and accordingly accounted for as sales type leases.

     Network had a gross profit of $100.0 million for the nine months ended September 30, 2001 while Network's costs of sales exceeded revenues by $53.6 million for the nine months ended September 30, 2000. The continued improvement in Network's gross profit is primarily a result of revenue growth described above, greater on-net utilization and strong expense control.

     Network's selling, general and administrative expenses increased $36.1 million, or 24%, due primarily to adding resources and infrastructure to support the growth in its customer base. Network's provision for doubtful accounts increased $16.8 million primarily due to the growth in its customer base and general market conditions in the telecommunications industry. Network's selling, general and administrative expenses and provision for doubtful accounts as a percentage of revenues decreased to 27% for the nine months ended September 30, 2001 from 34% for the nine months ended September 30, 2000.

     Network's depreciation and amortization increased $218.3 million primarily as a result of assets placed in service since September 30, 2000.

     Network's other expense increased $172.7 million primarily as a result of expenses recorded in third quarter 2001 of $150.0 million related to valuation adjustments associated with equipment held for sale and $30.0 million related to suspended capital projects and severance.

     Network's loss from investments for the nine months ended September 30, 2001 of $44.3 million includes a loss of $106.6 million related to write-downs of certain investments resulting from management's determination that the decline in the value of these investments was other than temporary. This loss was partially offset by net gains of $21.4 million from sales of certain marketable equity securities and gains of $40.9 million from the change in market value of cashless collars on certain marketable equity securities in accordance with SFAS No. 133 as amended since the cashless collars did not qualify as a hedge.

     Network's income from investments for the nine months ended September 30, 2000 of $303.0 million includes a gain of $214.7 million from the conversion of WCG's shares of common stock of Concentric Network Corporation into shares of common stock of XO Communications, Inc. pursuant to a merger of those companies completed in June 2000 and gains of $108.3 million related to the sale of certain marketable equity securities partially offset by a loss of $20.0 million related to write-downs of certain investments resulting from management's determination that the decline in the value of these investments was other than temporary.

BROADBAND MEDIA

     Broadband Media's gross profit decreased to $9.5 million for the nine months ended September 30, 2001 from $26.5 million for the nine months ended September 30, 2000. Gross margin decreased to 8% for the nine months ended September 30, 2001 from 22% for the nine months ended September 30, 2000. Cost of sales increased $17.9 million, or 19%, primarily due to costs associated with the development of MediaXtranet.

     Broadband Media's other expense for the nine months ended September 30, 2001 of $11.3 million represents an impairment of goodwill associated with its satellite operations.

     Broadband Media's equity losses increased $15.6 million due primarily to WCG recording $20.0 million of equity losses related to an investment entered into with iBEAM in third quarter 2001. Under the terms of the agreement, WCG invested $20 million in cash and agreed to provide $10 million of future services to iBEAM in exchange for convertible preferred stock of iBEAM representing approximately a 49% ownership of the company.

     In October 2001, WCG entered into an agreement to purchase substantially all assets and assume certain liabilities of iBEAM, including substantially all of iBEAM's customer contracts and facility and equipment leases, for $25 million. The transaction includes a loan of operating funds from WCG to ensure uninterrupted operations of iBEAM until consummation of the assets sale, at which time the loan will be repaid from the proceeds of the sale. Concurrently, iBEAM announced that it had filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. WCG's agreement to purchase the iBEAM assets and the related loan are subject to bankruptcy court approval, and the purchase of assets is further subject to an auction to be conducted under the auspices of the bankruptcy court. On November 1, 2001, the bankruptcy court approved the WCG loan and established procedures for the auction.

     Broadband Media's loss from investments for the nine months ended September 30, 2001 of $4.1 million primarily represents an impairment of its remaining investment in iBEAM.

STRATEGIC INVESTMENTS

     Strategic Investments' results represent costs associated with managing WCG's equity and cost-based investments in this business segment.

     Strategic Investments' equity losses increased $4.9 million, or 56%, primarily due to $2.8 million losses associated with two equity investments made in second quarter 2000 and higher losses from ATL's operations.

     Strategic Investments' income from investments for the nine months ended September 30, 2001 of $20.1 million includes a gain of $45.1 million from the sale of its remaining economic interest in ATL to America Movil, S.A. de C.V. partially offset by a loss of $25.0 million related to a write-down associated with an equity method investment resulting from management's determination that the decline in the value of this investment was other than temporary.

     Income from investments for the nine months ended September 30, 2000 represents a $16.5 million gain related to the partial sale of WCG's interest in ATL and receipt of a $3.7 million dividend from a cost-based investment. The ATL gain resulted from a series of transactions in first quarter 2000 in which WCG sold a portion of its investment in ATL, which had a carrying value of $30 million, for approximately $168 million in cash. WCG recognized a gain on the sale of $16.5 million and deferred a gain of approximately $121 million associated with $150 million of the proceeds which were subsequently advanced to ATL.

CONSOLIDATED NON-OPERATING ITEMS

     WCG's net interest expense increased $180.9 million as a result of increased borrowings including some at higher interest rates to finance operations and capital expenditures and decreased interest capitalized primarily due to fewer assets under construction. WCG's total debt has increased $775.2 million from September 30, 2000 to September 30, 2001, which primarily reflects the $1.4 billion principal amount of senior secured notes issued in March 2001, borrowing of the $450.0 million add-on to its credit facility in April 2001 and the sale and subsequent leaseback of its Technology Center and other ancillary assets for $276.0 million in September 2001. These items are partially offset by the exchange of the $975.6 million TWC note for WCG's equity in February 2001 and the repurchase of $419.3 million of its senior redeemable notes in third quarter 2001.

     WCG's interest and other investing income decreased $14.0 million primarily due to a reduction in average short-term investments and short-term interest rates for the nine months ended September 30, 2001.

     WCG's tax provision for the nine months ended September 30, 2001 reflects fully reserving, through a valuation allowance, WCG's net deferred tax assets. Reductions to the fair value of marketable equity securities reduced the associated deferred tax liabilities creating net deferred tax assets for which the utilization has not yet been demonstrated. The valuation allowance represents a reserve against WCG's net deferred tax assets, primarily resulting from net operating loss carryforwards which cannot be assumed to be utilized. WCG's tax provision for the nine months ended September 30, 2001 decreased $61.9 million primarily due to a deferred tax provision of $82.1 million for the nine months ended September 30, 2000 relating to the gain recognized on the conversion of WCG's shares of common stock of Concentric Network Corporation into shares of common stock of XO Communications, Inc. pursuant to a merger of those companies completed in June 2000, partially offset by a 2001 deferred tax provision to eliminate the net deferred tax asset created when depreciating marketable securities were marked-to market.

LIQUIDITY AND CAPITAL RESOURCES

2001 AND 2002

Financing plan

     As of December 31, 2000, WCG had liquidity of approximately $1.1 billion consisting of cash and cash equivalents of approximately $214 million, short-term investments of approximately $395 million and the revolver portion of WCG's credit facility of approximately $525 million. Since the year ended December 31, 2000, WCG has executed the following transactions to raise cash of approximately $3.0 billion.

- closed the private placement of $1.4 billion senior secured notes in first quarter 2001;

-    upsized its credit facility by $450 million in second quarter 2001;

- closed the sale of the domestic, Mexican and Canadian professional services operations of the Solutions segment to Platinum Equity LLC and the sale of its remaining Canadian operations of the Solutions segment to Telus Corporation in first and second quarter 2001, respectively;

-    closed the sale of ATL to America Movil, S.A. de C.V. in third quarter
     2001;

- closed the sale and subsequent leaseback of its Technology Center and other ancillary assets in third quarter 2001 of $276.0 million;

Cash requirements

     WCG's expected cash requirements for 2001 and 2002 total approximately $2.8 billion consisting of the following:

-    capital expenditures of approximately $2.0 billion;

-    debt service obligations of approximately $1.1 billion;

- repurchase of a portion of its senior redeemable notes of approximately $240 million;

- partially offset by cash expected to be generated from its operations of approximately $500 million including cash from dark fiber transactions and other capacity sales. Cash from operations of approximately $500 million is currently being reviewed as WCG completes its annual operating plan process.

     WCG has various debt covenants relating to its credit facility, all of which have been complied with through September 30, 2001. One of the covenants requires WCG to consummate transactions resulting in net cash proceeds in the aggregate amount of at least $500 million by December 31, 2001. Of that amount, at least $150 million must be in the form of equity. As discussed below, $276 million of the obligation was received in third quarter 2001 through the sale and subsequent leaseback of WCG's Technology Center and other ancillary assets. Because of WCG's liquidity and current market conditions, in October 2001, the credit facility was amended to extend the date by which WCG is required to raise the additional $224 million from December 31, 2001 to July 1, 2003. In connection with the amendment, WCG agreed to work jointly with its bank group and the bank group's financial advisor to perform a more comprehensive review of the credit agreement. The review is expected to result in an additional amendment that would address WCG's current capital structure, reduced capital expenditure requirements and the overall market environment. This review and the resulting amendment are expected to be completed in January 2002. WCG agreed to continue to operate under its current budget and not to purchase any of its senior redeemable notes or other indebtedness for cash pending completion of this review.

2001

Cash sources

     As of September 30, 2001, WCG has $1.4 billion of cash and short-term investments. Included in the short-term investments portfolio are marketable equity securities classified as available for sale with a market value of $4.9 million as of September 30, 2001.

     In March 2001, a note trust, wholly-owned by WCL, issued approximately $1.4 billion of 8.25% senior secured notes in a private placement. The notes are due March 15, 2004 with the principal payment due in full at maturity and interest payments due semi-annually in arrears on March 15 and September 15 of each year beginning September 15, 2001.

     In first quarter 2001, WCG announced that it had reduced the previously announced commitment to increase its credit facility from $950 million to $750 million which would bring the total size of its credit facility to $1.8 billion. In April 2001, WCG has borrowed $450 million of the credit facility add-on. The remaining $300 million commitment can be accessed through the end of first quarter 2002. However, it is not likely that WCG can, or will, access this commitment unless market conditions improve. WCG also has available as of September 30, 2001, the $525 million revolving portion of its credit facility which it may borrow throughout its six-year term.

     In first quarter 2001, PowerTel completed a 1 for 4,110 million Australian dollar equity rights offering which allowed each PowerTel shareholder to purchase one new share at 0.54 Australian dollars per share for each four shares held. PowerTel paid off its existing 70 million Australian dollar bridge financing facility with the proceeds received from the equity rights offering. In first quarter 2001, PowerTel also entered into a 150 million Australian dollar bank facility agreement due March 2006. In second quarter 2001, 45 million Australian dollars have been borrowed under the bank facility agreement (or approximately $22 million as of September 30, 2001). The bank facility and equity rights offering are expected to fully fund PowerTel for the foreseeable future.

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

     In first quarter 2001, WCG granted an option to Telecom Americas, Ltd., a joint venture between SBC, America Movil S.A. de C.V. and Bell Canada International, Inc., to purchase WCG's interest in ATL for an agreed to price. The option was granted in exchange for Telecom Americas, Ltd. funding WCG's share of capital contributions to ATL. The option expired at the end of first quarter 2001. WCG entered into an agreement with America Movil, S.A. de C.V. in second quarter 2001 to sell its remaining economic interest in ATL. The agreement closed in third quarter 2001 and WCG received $309.6 million in cash with an additional $90.0 million due from America Movil, S.A. de C.V. on May 15, 2002. WCG recognized a gain from the sale of $45.1 million.

     In September 2001, WCG sold its Technology Center and other ancillary assets to TWC for approximately $276 million in cash. Concurrent with the sale, WCG leased the Technology Center and other ancillary assets back for a period of ten years with varying payment terms. WCG has an option to repurchase and TWC has the right to sell the Technology Center building to WCG at the expiration date of the lease for approximately $92 million. WCG also has the option to repurchase and TWC has the right to sell certain ancillary assets to WCG at the expiration date of the lease at their stated fair market value per the lease. In the event neither WCG nor TWC exercise these options, the property would transfer to TWC.

Cash uses

     Cash used in operating activities was $381.3 million for the nine months ended September 30, 2001 which includes cash received from dark fiber transactions of $164.3 million. WCG anticipates its operating activities will result in negative cash flow at least through the end of 2001.

     WCG currently estimates to spend approximately $1.5 billion for capital expenditures in 2001 primarily to enhance the capacity and functionality of the intercity network, provide local access services, expand its domestic network and provide connectivity for overseas customers to its domestic network. For the nine months ended September 30, 2001, WCG has spent $1.2 billion on capital expenditures.

     In third quarter 2001, WCG began repurchasing a portion of its senior redeemable notes in the open market. As of September 30, 2001, WCG had purchased $419.3 million of its senior redeemable notes at an average price of 44% of face value. Subsequent to September 30, 2001, WCG has purchased an additional $131.7 million of its senior redeemable notes. This brings the total senior redeemable notes repurchased to $551.0 million at a total average price of 43% of face value, or approximately $240 million in cash.

     As of September 30, 2001, WCG's outstanding long-term debt consisted primarily of $2.6 billion principal amount of its senior redeemable notes, $1.4 billion principal amount under the senior secured notes, $975 million term loan under its credit facility, capital leases and the $276 million leaseback of its Technology Center and other ancillary assets. As discussed above, in first quarter 2001, the TWC note was exchanged for WCG's equity.

     Scheduled interest payment obligations total approximately $450 million in 2001 of which $328.5 million has been paid for the nine months ended September 30, 2001. Principal payment obligations of $8.3 million are scheduled to occur in 2001 for capital leases and the leaseback of WCG's property, of which $1.8 million was paid as of September 30, 2001. No other principal payment obligations are scheduled to occur in 2001.

     In February 2001, TWC and WCG entered into an agreement in which WCG owes TWC approximately $100 million for various normal course services which is included in accounts payable. WCG elected to defer payment of these payables until March 15, 2002 at an interest rate of 8.25%.

     Under its asset defeasance program, WCG is obligated to make annual lease payments of approximately $40 million during 2001, of which approximately $32.2 million has been paid as of September 30, 2001.

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

     The cost of expanding and enhancing WCG's fiber-optic network, as well as operating its business, is subject to a variety of factors. Actual costs may vary from expected amounts, and variances could be material. Factors which could cause a variance include WCG's ability to generate sufficient sales to customers, changes in the competitive environment of the markets that it serves and changes in technology. Any variation could impact WCG's future cash requirements. In addition, WCG will look for opportunities to increase cash through the addition of new business and the development of revenue generating activities such as the recently announced Williams Network Managed Services and MediaXtranet businesses. WCG will continue to analyze means to conserve cash, reduce future interest obligations, and enhance its balance sheet within the context of its debt covenants.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     WCG's interest rate exposure associated with short-term investments increased since December 31, 2000 as short-term investments excluding marketable equity securities total $1.0 billion as of September 30, 2001 compared to $83.4 million as of December 31, 2000. The increase is a result of the $1.4 billion net proceeds received from the sale of senior secured notes in March 2001 and the proceeds received from the $450 million credit facility add-on in April 2001, which were primarily invested in money market instruments and commercial paper.

     Interest rate risk exposure, as it relates to the debt portfolio, was impacted since December 31, 2000 by the exchange of the $975.6 million TWC note for WCG's equity, the sale of $1.4 billion senior secured notes, the borrowing of the $450 million credit facility add-on in April 2001, the increase of WCG's credit facility borrowing rate from 2.75% to LIBOR plus 3.00% as a result of the downgrade by Moody's Investor Service in July 2001, the sale and subsequent leaseback of its Technology Center and other ancillary assets of $276.0 million in September 2001 and the repurchase of $419.3 million of its senior redeemable notes in third quarter 2001.

     The interest on the TWC note was based upon LIBOR plus 2.25%, the senior secured notes bear a fixed-rate of 8.25%, the credit facility add-on and sale and subsequent leaseback has a variable rate of LIBOR plus 3.00% and the portion of its senior redeemable notes of $419.3 million being repurchased bear fixed rates of 10.70% to 11.875%. Subsequent to September 30, 2001, WCG has purchased an additional $131.7 million of its senior redeemable notes. This brings the total senior redeemable notes repurchased to $551.0 million.

EQUITY PRICE RISK

     WCG's equity price risk primarily arises from investments in publicly traded telecommunications-related companies. WCG recognized a loss of $86.1 million in 2001 related to write-downs of certain marketable equity securities resulting from management's determination that the decline in the value of these investments was other than temporary. In addition, WCG's equity price risk has decreased from December 31, 2000 due to the further monetization of its marketable equity securities portfolio. The carrying value of marketable equity securities is less than 1% of WCG's total assets as of September 30, 2001 compared to approximately 4% of its total assets as of December 31, 2000. In addition, WCG terminated its derivative instruments on its marketable equity securities in second quarter 2001 due to the further monetization of its marketable equity securities portfolio.

     Subsequent to third quarter 2001, WCG has entered into a derivative instrument which will expire by December 31, 2001 and provides protection to the exposure of changes in the prices of certain marketable equity securities.

FOREIGN CURRENCY RISK

     WCG's foreign currency risk decreased from December 31, 2000 due to the sale of its investment in ATL, a Brazilian telecommunications venture, in third quarter 2001. As of December 31, 2000, WCG's total investment in ATL was $448.3 million.

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

     On July 24, 2001, Thoroughbred Technology and Telecommunications, Inc.
(TTTI) filed suit against WCL for claims which include breach of contract with respect to a fiber-optic fiber installation project that TTTI was constructing for itself and others including WCL. TTTI seeks damages in excess of $37 million. WCL alleges various defenses, including significant warranty and breach of contract claims on the part of TTTI.

     On August 28, 2001, Platinum Equity LLC sent formal notice that it believes it is owed approximately $48 million arising from a recalculation of the net working capital of the domestic, Mexican and Canadian professional services operations of the Solutions segment sold to Platinum. Pursuant to the provisions of the sale agreement, the parties will submit the dispute to an independent public accounting firm for binding resolution if they are unable to resolve the dispute by agreement.

     For information regarding other legal proceedings, see WCG's Annual Report on Form 10-K/A for the year ended December 31, 2000.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In a transaction not involving any public offering and exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, WCG issued 3,196,023 shares of its Class A Common Stock to its transfer agent, The Bank of New York, on October 12, 2001. The issuance was in payment of a dividend on shares of WCG's 6.75%

Redeemable Cumulative Convertible Preferred Stock. On October 15, 2001, The Bank of New York sold the 3,196,023 unregistered shares of Class A Common Stock at a price equal to the closing market price on October 12, 2001, realizing proceeds totaling $4,218,750, to CG Investment Company, LLC, a wholly-owned subsidiary of WCG. CG Investment Company is designated as an unrestricted subsidiary in accordance with the credit agreement dated as of September 8, 1999 among WCG, WCL, and the lenders party to the agreement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)    The exhibits listed below are filed as part of this report

               3.3   By-Laws of Williams Communications Group, Inc.


              10.83 Agreement of Purchase and Sale among Williams Technology Center, LLC, as Seller, Williams Headquarters Building Company, as Purchaser, and Williams Communications, LLC, as Guarantor executed effective as of September 13, 2001.

              10.84 Amendment and Consent dated as of August 24, 2001 with respect to Williams Communications, LLC Securitized Asset Defeasance Program.

              10.85 Amendment No. 1 to Security Agreement dated September 17, 2001 among Williams Communications, LLC, Williams Communications Group, Inc., the Subsidiary Loan Parties party thereto, and Bank of America, N.A. as Administrative Agent.

              10.86 Interim Agreement by and among Winstar Wireless, Inc., Winstar Communications, Inc. and Williams Communications, LLC (f/k/a Williams Communications, Inc.) as of the Effective Date of June 30, 2001.

              10.87 Amendment Number One to Wireless Fiber(SM) IRU Agreement by and between Winstar Wireless, Inc. and Williams Communications, Inc. created on August 15, 2001.

              10.88 Option Agreement made and entered into as of the August 27, 2001 by and among Williams Communications, LLC, and Winstar Wireless, Inc. including the IRU Agreement between Winstar Wireless, Inc. and Williams Communications, LLC.

              10.89 Master Lease entered into by and among Williams Headquarters Building Company, Williams Technology Center, and Williams Communications, LLC effective September 13, 2001.

              10.90 Security Agreement among Williams Communications, LLC, Williams Communications Group, Inc., The Subsidiary Loan Parties and Bank of America, N.A., dated April 23, 2001.

              12 Computations of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

       (b) During third quarter 2001, WCG filed a Form 8-K on July 25, 2001; August 3, 2001; August 28, 2001; September 11, 2001; September 20, 2001; and September 21, 2001 which reported significant events under Item 5 of the Form and included the exhibits required by
              Item 7 of the Form.

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WILLIAMS COMMUNICATIONS GROUP, INC.
                                       -----------------------------------------
                                       (Registrant)




                                       /s/  Ken Kinnear
                                       -----------------------------------------
                                       Ken Kinnear
                                       Controller
                                       (Duly Authorized Officer and
                                       Principal Accounting Officer)


November 14, 2001

                               INDEX TO EXHIBITS

EXHIBIT
NO.            DESCRIPTION
-------        -----------

 3.3           By-Laws of Williams Communications Group, Inc.

10.83 Agreement of Purchase and Sale among Williams Technology Center, LLC, as Seller, Williams Headquarters Building Company, as Purchaser, and Williams Communications, LLC, as Guarantor executed effective as of September 13, 2001.

10.84 Amendment and Consent dated as of August 24, 2001 with respect to Williams Communications, LLC Securitized Asset Defeasance Program.

10.85 Amendment No. 1 to Security Agreement dated September 17, 2001 among Williams Communications, LLC, Williams Communications Group, Inc., the Subsidiary Loan Parties party thereto, and Bank of America, N.A. as Administrative Agent.

10.86 Interim Agreement by and among Winstar Wireless, Inc., Winstar Communications, Inc. and Williams Communications, LLC (f/k/a Williams Communications, Inc.) as of the Effective Date of June 30, 2001.

10.87 Amendment Number One to Wireless Fiber(SM) IRU Agreement by and between Winstar Wireless, Inc. and Williams Communications, Inc. created on August 15, 2001.

10.88 Option Agreement made and entered into as of the August 27, 2001 by and among Williams Communications, LLC, and Winstar Wireless, Inc. including the IRU Agreement between Winstar Wireless, Inc. and Williams Communications, LLC.

10.89 Master Lease entered into by and among Williams Headquarters Building Company, Williams Technology Center, and Williams Communications, LLC effective September 13, 2001.

10.90 Security Agreement among Williams Communications, LLC, Williams Communications Group, Inc., The Subsidiary Loan Parties and Bank of America, N.A., dated April 23, 2001.

12 Computations of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.