Form 10-K
period 2001-12-31
WILLIAMS COMMUNICATIONS GROUP INC
filed 2002-04-01
CIK 1044583

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

 (MARK ONE)

    [X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                          OR

    [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE TRANSITION PERIOD FROM           TO
                            COMMISSION FILE NUMBER 1-15343

                             ---------------------
                      WILLIAMS COMMUNICATIONS GROUP, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      73-1462856
       (State or other jurisdiction of              (I.R.S. Employer Identification No.)
        incorporation or organization)

    ONE TECHNOLOGY CENTER, TULSA, OKLAHOMA                         74103
   (Address of principal executive offices)                      (Zip Code)

              Registrant's Telephone Number, Including Area Code:
                                 (918) 547-6000

          Securities Registered Pursuant to Section 12(b) of the Act:
                                      NONE

          Securities Registered Pursuant to Section 12(g) of the Act:
                      Class A Common Stock, $.01 par value
            6.75% Redeemable Cumulative Convertible Preferred Stock
                        Preferred Stock Purchase Rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's Class A common stock held by non-affiliates as of the close of business on February 28, 2002, was approximately $64 million.

     The number of shares of the registrant's Class A Common Stock outstanding at February 28, 2002, was 492,993,286.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Not applicable.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      WILLIAMS COMMUNICATIONS GROUP, INC.

                                   FORM 10-K

                                     PART I

ITEM 1.  BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

     Williams Communications Group, Inc. ("WCG") was incorporated under the laws of the State of Delaware on December 1, 1994, under the name of WilTel Technology Ventures, Inc. The name of the corporation was changed to The WilTech Group, Inc. on September 20, 1995, and to Williams Communications Group, Inc. on February 11, 1997.

     In 1985, The Williams Companies, Inc. ("TWC") entered the communications business by pioneering the placement of fiber-optic cables in pipelines no longer in use. TWC also pioneered the strategy of providing services solely to other communications providers. By 1989, through a combination of construction projects and acquisitions, TWC had completed the fourth nationwide digital fiber-optic network, consisting of approximately 9,700 miles. By 1994, WilTel, TWC's communications subsidiary, was one of the top four providers of high capacity data services, one of the top five providers of long distance voice services, and the first provider to offer nationwide frame relay transmission capacity. In January 1995, TWC sold the WilTel network business to LDDS Communications (now WorldCom). TWC excluded from the sale an approximately 9,700-route mile single fiber network comprised of a single fiber-optic strand and associated equipment along the original nationwide network, WilTel's telecommunications equipment distribution business, and Vyvx Services. In January 1998, TWC reentered the communications network business, announcing its plans to develop the WCG network. In 2001, having completed what was at the time a 27,000-mile network, WCG sold the 9,700-route mile single fiber network to WorldCom.

     Until the closing of the initial public offering of a minority interest in WCG stock on October 6, 1999, WCG was a wholly owned subsidiary of TWC. In its initial public offering, WCG offered for sale 29,600,000 shares of its Class A common stock to the public. The underwriters for the initial public offering, Salomon Smith Barney Inc., Lehman Brothers Inc., and Merrill Lynch & Co., exercised their options and purchased 4,440,000 additional shares to cover over-allotments. In separate private placements, SBC Communications Inc., Intel Corporation, and Telefonos de Mexico, S.A. de C.V. acquired 20,226,812, 9,225,093, and 4,612,546 shares, respectively, of WCG's Class A common stock. Immediately following the initial public offering and private placements described above, TWC owned 100 percent of WCG's outstanding Class B common stock, which gave TWC approximately 98 percent of the voting power of WCG. During the following year TWC announced on July 24, 2000, that it was considering a complete separation of WCG from TWC.

     On January 25, 2001, WCG's board of directors authorized a plan for its management to divest the Solutions segment that provided professional communications services and sold and installed communications equipment. Accordingly, the financial statements prior to 2001 reflect the Solutions segment as discontinued operations. On January 29, 2001, WCG signed an agreement to sell the domestic, Mexican, and Canadian professional services operations of the Solutions segment to Platinum Equity LLC. This sale closed on March 31, 2001, for approximately $100 million in cash and an interest-bearing $75 million promissory note payable of which $30 million is due on March 31, 2002, and $45 million plus accrued interest is due on September 30, 2002. WCG also entered into a collection agreement in which Platinum Equity LLC is responsible for the collection of certain identified retained accounts receivables. WCG is involved in a dispute with the purchaser regarding the calculation of net working capital as defined in the sale agreement in which Platinum Equity LLC is claiming WCG owes approximately $47 million. WCG does not believe it owes the

$47 million and further anticipates full collection of the notes due from the purchaser. However, the outcome remains uncertain and WCG can provide no assurances in either case. Pursuant to the provisions of the sale agreement, the parties will submit the net working capital dispute to an independent public accounting firm for binding resolution if they are unable to resolve the dispute by agreement.

     On February 26, 2001, TWC and WCG entered into an agreement that, among other things, resulted in the transfer of ownership of a building under construction and other assets from TWC to WCG, the conversion of a note issued by WCG to TWC into paid-in capital, and the issuance of 24,265,892 shares of WCG's Class A Common Stock. At that time, TWC owned approximately 86 percent of the total outstanding Class A and Class B common stock of WCG.

     On March 27, 2001, WCG signed an agreement to sell its remaining Canadian operations of the Solutions segment to Telus Corporation. The sale closed in second quarter 2001 for approximately $38 million in cash.

     On April 23, 2001, TWC distributed approximately 95% of the WCG common stock held by TWC to TWC's stockholders in a tax-free spin-off of WCG. TWC converted its Class B common stock to Class A common stock in advance of the spin-off and there are no longer any shares of Class B common stock outstanding. Following the distribution, TWC retained approximately 5% of WCG's Class A common stock, which TWC committed to the Internal Revenue Service to sell within five years of the tax-free spin-off. Under a separation agreement between TWC and WCG, subject to the receipt of a favorable letter ruling from the IRS, TWC had agreed not to sell any WCG shares before April 23, 2004. However, WCG has waived this requirement and TWC has withdrawn its request for a letter ruling from the IRS. Accordingly, TWC is free to sell its shares of WCG at any time.

     Throughout 2001, general market conditions and conditions within the telecommunications industry deteriorated. During the third quarter of 2001, national events such as the September 11 tragedy continued to put pressure on the economy with particularly negative effects on the telecommunications industry. In October 2001, in light of WCG's strong cash position and because of generally depressed capital market conditions, WCG and its bank group agreed to amend a provision of the bank credit agreement that obligated WCG to raise additional capital by December 2001. The amendment gives WCG until July 2003 to obtain such additional capital. In connection with this amendment, WCG agreed to work with its bank group to undertake a comprehensive review of the bank facility. It was anticipated that this review would be completed in late January 2002.

     In late January 2002, the administrative agent for the banks informed WCG that it believed WCG might be in default of the terms of the bank credit agreement for two reasons: first, the banks believed that the purchase during 2001 by WCG's wholly-owned subsidiary, CG Investments, of $551 million of WCG's senior redeemable notes on the open market for an average price of 43% of face value was a violation of the bank credit agreement. Additionally, the banks believed that, due to negative developments in the telecommunications industry generally, WCG was unable to make certain representations and warranties required under the bank credit agreement. WCG disagreed with the banks' views, but the banks reserved the right to assert that these factors constituted an event of default.

     Nonetheless, on January 29, 2002, the banks agreed to extend the review period until February 28, 2002, and it has been subsequently extended to April 26, 2002. In connection with the January 29, 2002 extension, WCG agreed to develop a comprehensive plan for the restructuring of its balance sheet. WCG also agreed that it would not purchase any more of its own securities, and that it would limit transactions through certain of its subsidiaries through mid-2003. Finally, WCG confirmed with the banks that it would not draw upon the $525 million revolver portion of the bank credit facility prior to mid-2003.

     On February 25, 2002, WCG announced that its restructuring alternatives had been expanded, and that it was evaluating the use of chapter 11 of the U.S. Bankruptcy Code ("Chapter 11") as a means to implement a pre-negotiated plan of reorganization that would not affect the continuous operation of WCG's business, but would allow WCG to effectuate a comprehensive restructuring of its capital structure.

     As described above and as reflected in WCG's report from its independent public accountants, certain of WCG's creditors have informed WCG that in their view, WCG may be in default under the terms of its credit facility. This condition raises substantial doubt about WCG's ability to continue as a going concern. Certain of WCG's debt agreements require that its annual financial statements be accompanied by a report from its independent public accountants that does not contain a "going concern" explanatory paragraph. Non-compliance with this term is an event of default. As a result of the inclusion of the going concern explanatory paragraph in that report, WCG will not be able to satisfy this term in the agreements. In addition, WCG anticipates that it may be in default under other covenants in 2002. Consequently, unless WCG is able to obtain a waiver of or amendment to this and certain other covenants in its credit facility or refinance the indebtedness under its credit facility by April 30, 2002, an "Event of Default" will occur under the terms of the credit facility. If an Event of Default occurs, the lenders under the credit facility would not be obligated to make additional advances under the credit facility; would be entitled to declare all amounts outstanding under the credit facility, including accrued interest or other obligations, to be immediately due and payable; and would be entitled to proceed against the collateral granted to them to secure the debt under the credit facility. Substantially all of the assets of WCG's operating subsidiary, WCL, are pledged as collateral under the credit facility. Unless WCG is able to obtain a waiver of or amendment to certain covenants in the credit facility, cross-defaults could occur making substantially all of WCG's other long-term debt due. In addition, WCG anticipates making use of the 30-day grace period for interest payments that would be due on certain of its senior redeemable notes on April 1, 2002. If WCG does not make the required payments within the grace period, cross-defaults may give senior redeemable noteholders and other creditors the right to seek remedies. WCG does not have existing liquidity sufficient to pay all amounts that would become due as a result of defaults under the credit facility or the senior redeemable notes and, thus, would have to find other means of liquidity, enter into separate negotiations to restructure its debt agreements, or file a voluntary petition under Chapter 11 of the bankruptcy code in order to avoid the material adverse effects associated with an involuntary Chapter 11 reorganization. WCG believes that preserving the value of the enterprise will be best effected by an expedited resolution to the restructuring process. Although it is believed that a Chapter 11 reorganization would support the uninterrupted continuation of the business and minimize damage to customer and vendor relationships, there are significant risks involved in any bankruptcy proceeding.

     WCG is currently engaged in discussions with representatives of each of its three principal creditor groups -- the banks, the holders of WCG's senior redeemable notes, and TWC -- concerning the terms of a comprehensive debt restructuring. The particular restructuring options selected by WCG will depend in part on the outcome of these discussions. While WCG has not finally determined to utilize the provisions of Chapter 11 to implement its restructuring, it seems likely that any of the restructuring options now being actively considered could result in substantial, if not total, shareholder dilution.

     A successful restructuring of WCG will require the agreement of the banks to modify the bank credit agreement. WCG also hopes to reach agreement with its two other major creditor groups, i.e., the redeemable senior noteholders and TWC. WCG cannot provide assurance that it will be able to reach such agreements, nor that it will be successful in accomplishing its restructuring. The following Item 1(c), Narrative Description of Business, does not attempt to address all of the possible risks or negative impacts that could result from a bankruptcy filing or any other means to restructure WCG's debt. Accordingly, that section must be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, the risk factors under Forward-Looking Information at the end of this Item 1, and the Financial Statements and notes thereto.

     The principal executive offices of WCG are located at One Technology Center, Tulsa, Oklahoma 74103 (telephone 918-547-6000).

(b) FINANCIAL INFORMATION ABOUT SEGMENTS

     See Part II, Item 8 -- Financial Statements and Supplementary Data.

(c) NARRATIVE DESCRIPTION OF BUSINESS

     Substantially all operations of WCG are conducted through subsidiaries. The term "WCG" also includes its operating subsidiaries where the context requires. WCG's principal sources of cash are from external financings, public debt, and public equity. WCG may also receive dividends and advances from its subsidiaries, investments, payments by subsidiaries for services rendered, and interest payments from subsidiaries on cash advances. The amount of dividends available to WCG from subsidiaries largely depends upon each subsidiary's earnings and operating capital requirements and contractual restrictions in each subsidiary's credit arrangements. Restrictions contained in certain of WCG's debt agreements limit the ability of WCL to transfer funds to its parent, WCG, except for regularly scheduled interest payments on WCG's senior redeemable notes as well as certain other payments outlined in the long-term credit facility.

     WCG's operating segments include two reportable segments: Network and Emerging Markets. In the fourth quarter 2001, WCG changed its measure of segment profit and loss to operating EBITDA. Operating EBITDA, as defined by WCG, represents earnings before interest, income taxes, depreciation and amortization, lease costs attributable to WCG's operating lease agreement covering a portion of WCG's fiber-optic network, and other unusual, non-recurring or non-cash items, such as asset impairments and restructuring charges, equity earnings or losses, and minority interest. A reconciliation of operating EBITDA to loss from operations is presented in the Notes to Consolidated Financial Statements -- Note 4.

                                    NETWORK

     WCG owns or leases and operates a nationwide inter-city fiber-optic network, extended locally and globally. Its goals are to make Network the industry leader in optical networking and set the industry benchmark for cost structure, service delivery, service quality, and customer support. Network is a provider of advanced Internet, data, voice, and video services to companies that use high capacity communications as an integral part of their service offerings. These companies include long distance carriers, local service providers, Internet service providers, application service providers, data storage service providers, managed network service providers, digital subscriber line service providers, utilities, governmental entities, educational institutions, international carriers, and others. WCG also offers rights of use in dark fiber, which is fiber that it installs but for which it does not provide communications transmission services. Network has built networks and entered into strategic relationships to provide services in the United States and connectivity to Asia, Australia, Canada, South America, and Europe. Network has also made investments in companies that assist it in improving, or create demand for capacity on, its network. WCG's global network includes ownership interests in or rights to use:

     - in excess of 30,000 miles of fiber-optic cable currently completed, connecting 125 U.S. cities;

     - fiber-optic cable networks within 20 of the largest U.S. cities;

     - 125 network centers located in 112 U.S. cities;

     - 14,000 route kilometers (approximately 8,600 route miles) of dark fiber or wavelengths in Europe connecting the UK, France, Germany, Belgium, the Netherlands, Norway, Denmark, Finland, and Sweden;

     - operational border crossings between the U.S. and Mexico in California and Texas, and between the U.S. and Canada in Washington, Michigan, and New York; and

     - in excess of 250 STM-1 equivalent circuits on 7 major undersea cable systems connecting the U.S. with Europe, Asia, South America, and Australia.

REVENUES

     Network contributed approximately the following percentages to WCG's total consolidated revenues (excluding revenues from discontinued operations) for the past three years:

                PERCENTAGE OF
               TOTAL REVENUES*                 YEAR
               ---------------                 ----
91...........................................  2001
84...........................................  2000
73...........................................  1999

---------------

* Percentages are derived from gross revenue for the segment including sales made from one segment to the other divided by consolidated revenue for the company.

STRATEGY

     The strategic objective of Network is to become a leader in optical networking and to distinguish WCG from its next-generation-network competitors while closing the service platform gap with the legacy retail service providers. Through a unique enablement strategy, WCG will provide customers with a cost-effective foundation from which to build/expand their businesses. WCG's goal is to set the industry benchmark for cost structure, service delivery, service quality and customer support. To achieve these objectives, Network plans to:

     - Become the leading U.S. voice network. WCG's functional switching solutions provide the platform to deliver a broad suite of basic and enhanced voice services across its multi-service backbone network. WCG intends to leverage its scalable world-class voice network to become the provider of first choice for voice services to major service providers (e.g., Regional Bell Operating Companies (known as "RBOCs")) and foreign governmental or privatized postal, telephone, and telegraph authorities (known as "PTTs"). WCG plans to become the "retail-enablement partner" of these providers by offering premium quality, state-of-the-art voice services with a highly efficient cost structure.

     - Become the leading U.S. enhanced data services network. WCG's network employs optical restorable mesh architecture, rather than the traditional SONET ring architecture. WCG believes this unique architecture, combined with a comprehensive management system for each of its data products and services, makes WCG the network platform of choice for service providers and resellers.

     - Become a top-tier Internet infrastructure and service provider. WCG operates one of the few national Tier 1 Internet Protocol backbone networks in the U.S. WCG will leverage its OC-48 Packet-over-SONET network to allow customer access at more than 120 locations nationwide, including access to international connectivity, using the customer's choice of Layer 2 technologies including ATM, Frame Relay, Private Line, SONET, and Ethernet.

     - Become the leading end-to-end provider of optical transport services. WCG combines advanced optical and electronic transmission and switching equipment with its innovative network design to offer highly flexible, efficient, and reliable network services to its customers. This enables WCG to provide its customers the flexibility to efficiently and cost-effectively control their own service on its network rather than build these capabilities/networks for themselves.

     - Become a leading provider of international connectivity for global customers. WCG owns capacity in six sub-sea cables connecting its domestic network to facilities in the United Kingdom, Europe, South America, Australia, New Zealand, and Asia-Pacific. Utilizing its sub-sea cable capacity, WCG links its North American network to its international facilities and partners. With offices located in Tokyo, Beijing, Sydney, and London, WCG offers a full suite of wholesale telecom products and services. WCG believes this will permit WCG to increase the utilization and profitability of the core U.S. network by providing domestic and global connectivity for WCG's U.S. and international customers, as well as alliance partners.

     - Become the leading out-source network infrastructure services provider. WCG has more than a decade of experience creating the most extensive broadband network infrastructure in the United States. Network Managed Services will call upon this experience in an effort to design, build, and operate the best customer solutions for network infrastructure in the communications industry. WCG believes it can help customers drive expansion into new markets by building out infrastructures and implementing new network services.

PROPERTIES

  U.S. Inter-City Network

     In late 2000, Network substantially completed its U.S. inter-city core network build, which connects 125 cities. The following table describes the U.S. inter-city network infrastructure (numbers are approximate):

                                                       PLANNED     MILES IN    AVERAGE NUMBER
THE WCG NETWORK                                      ROUTE MILES   OPERATION     OF FIBERS
---------------                                      -----------   ---------   --------------
Wholly owned fiber builds..........................    13,300       13,200          109
Fiber builds under Asset Defeasance Program(1).....     3,300        3,300          137
Fiber builds jointly owned(2)......................     1,300        1,300           12
Routes through dark fiber rights(3)................    12,200       10,900           17
Total..............................................    30,100       28,700
                                                       ======       ======

---------------

(1) On March 8, 2002, WCG exercised its purchase option under the asset defeasance program (the "ADP"). On March 29, 2002, TWC funded the purchase price, the ADP assets were transferred to WCG, the ADP was terminated, and WCG tendered an unsecured note to TWC. TWC has reserved its rights with respect to the transaction.

(2) This category consists of Network's fiber rights in builds that have been jointly constructed by FTV Communications, LLC ("FTV"), a limited liability company with WCG and two other parties as members, in which WCG shares equal ownership and control with the other two parties. FTV constructed the portion of the route between Portland and Las Vegas and obtained rights in dark fiber in the portion of the route between Las Vegas and Los Angeles and in the Detroit-Cleveland route. FTV owns the right of way over some of the route it constructed, with each of its members also contributing rights of way. FTV granted rights in dark fibers on the completed routes to WCG and its other members. This excludes WCG's interest in the single fiber network and the related transmission equipment purchased by WorldCom in October 2001.

(3) This category consists of rights in dark fiber and conduits that Network has obtained. Network has obtained approximately 12,200 route miles, all of which have had fiber-optic cable installed. Network manages the transmission equipment on the routes it acquired, and it typically pays for the maintenance of fiber-optic strands and rights of way.

     In addition, WCG has completed 20 local builds into various cities. While it had originally planned 50 such builds, WCG's current strategy does not include capital expenditures or specific plans to complete additional local builds.

     Network also leases capacity from both long distance and local telecommunications carriers, including its competitors, in order to meet the needs of its customers. Leases of capacity are distinguished from rights in dark fiber in that capacity leases are for only a portion of the fiber capacity and the lessor supplies and operates the equipment to transmit over the fiber. Capacity leases are generally for terms of one month to five years, but can be longer. Network leases less than three percent of its U.S. network capacity currently in use. However, because it has more capacity available on its network than it is currently using, the leased capacity it currently uses constitutes less than one percent of the total capacity currently available on the network. These leases are for areas where Network does not have on-network capacity, or such capacity is not currently sufficient to meet the expected near-term demand.

     In September 2001, Network acquired two gateway switches from Ameritech Global Gateway Services ("AGGS"), an SBC subsidiary, and in turn, WCG assumed the wholesale international long-distance business currently conducted by AGGS. The gateways allow the company to offer outbound foreign termination and inbound domestic termination to other carrier customers.

     In December 2001, Network acquired the assets of Core Express, Inc., which did not include any real estate assets.

     City-by-city buildout. The following table sets forth details about Network's build.

                                                     ESTIMATED    APPROXIMATE   APPROXIMATE
                                                     COMPLETION      ROUTE      OPERATIONAL
FIBER BUILD SEGMENT                                     DATE         MILES         MILES
-------------------                                  ----------   -----------   -----------
Albany - Boston....................................  Complete          183           183
Anaheim - San Diego................................  Complete          125           125
Atlanta - Jacksonville(1)..........................  Complete          357           357
Atlanta - Washington, D.C. ........................  Complete          836           836
Boston - New York(5)...............................  Complete          556           556
China and Japan Cables: West Coast Connections.....  Complete          462           462
Chicago - Atlanta..................................  Complete          985           985
Chicago - Cleveland................................  Complete          386           386
Chicago - Greenwood(2).............................  Complete          188           188
Cleveland - New York...............................  Complete          698           698
Daytona - Orlando - Tampa..........................  Complete          153           153
Dallas - Houston(2)................................  Complete          250           250
Denver - Dallas(2).................................  Complete        1,138         1,138
Denver - Salt Lake City(1).........................  Complete          541           541
Detroit - Cleveland(2).............................  Complete          174           174

                                                     ESTIMATED    APPROXIMATE   APPROXIMATE
                                                     COMPLETION      ROUTE      OPERATIONAL
FIBER BUILD SEGMENT                                     DATE         MILES         MILES
-------------------                                  ----------   -----------   -----------
Fresno - Bakersfield and San Luis Obispo Ring......  Complete          315           315
Herndon, VA - Wash. D.C. - New York City(1)........  Complete          349           349
Houston - Atlanta (two diverse routes).............  Complete        2,063         2,063
Houston - McAllen - Laredo - San Antonio(2)........  Complete          705           705
Jacksonville - Miami(1)............................  Complete          364           364
Kansas City - Denver(1)............................  Complete          648           648
Kansas City - Joplin(2)............................  Complete          167           167
L.A. - NYC(2)......................................  Complete        4,370         4,370
L.A. - Phoenix - San Antonio - Austin - Houston....  Complete        1,742         1,742
L.A. - Sacramento(6)...............................  Complete        1,250         1,250
L.A. - Anaheim.....................................  Complete           23            23
L.A. - San Diego(2)................................  Complete          150           150
Miami - Tampa - Tallahassee(1).....................  Complete          566           566
Minneapolis - Kansas City(1).......................  Complete          452           452
New Orleans - Tallahassee..........................  Complete          471           471
Oakland - Fremont(6)...............................  Complete           58            58
Portland - Salt Lake City - Las Vegas(3)...........  Complete        1,316         1,316
ACI(4).............................................  Complete        1,997           772
Houston - Kansas City - St. Louis - Chicago........  Complete        1,452         1,452
Salt Lake City - Sacramento - San Francisco - Santa
  Clara............................................  Complete          837           837
Minneapolis - Milwaukee - Chicago(5)...............  4Q 2002           933           749
Chicago - Detroit(2)...............................  Complete          667           667
Portland - Seattle(7)..............................  Complete          367           367
Riverside - San Diego..............................  Complete          113           113
Sacramento - Portland(6)...........................  Complete        1,354         1,354
Santa Clara - Fremont - Modesto....................  Complete          109           109
TAT 14 Cable East Coast Connections................  Complete          147           147
Union City - Modesto(2)............................  Complete           85            85

---------------

(1) These routes were constructed under Network's asset defeasance program.

(2) Network has rights in dark fiber with no spare conduits along these routes.

(3) These routes were jointly constructed or obtained by FTV with no spare conduits.

(4) In September 2000, Network acquired the long distance network assets of Ameritech Communications, Inc., a subsidiary of SBC. The assets acquired are located in the states of Illinois, Indiana, Michigan, Ohio, and Wisconsin, and include a 2,000-mile fiber-optic network over four routes, indefeasible rights of use in dark fiber, and 15 data centers.

(5) In addition to constructing one route with two spare conduits, Network has obtained rights in 12 dark fibers along a different route between these cities.

(6) In addition to constructing one route with one spare conduit, Network has obtained rights in 12 dark fibers along a different route between these cities.

(7) In addition to constructing one route with two spare conduits, Network has obtained rights in 12 dark fibers with one spare conduit along a different route between these cities.

     Network architecture and technology. WCG delivers a diverse suite of communications services over its advanced multi-services network operating system, including the following:

     - Multi-service networking -- Video, Internet, data, and voice requirements demand significant network flexibility, reliability and scalability. WCG's network architecture enables service bundling and interworking across an integrated network platform where most carriers implement unique, disparate networks for each service offering.

     - Service enablement architecture -- WCG is evolving a comprehensive management system and infrastructure to each of its products and services. This system accelerates the customer's ability to provision and deliver services over the WCG network while simplifying the overall operational support requirements both at the customer and at WCG.

     - Optical switching -- Newly introduced switched optical systems allow WCG to deliver more economical and reliable optical network services with differentiated levels of service. Coupled with optical mesh architecture, optical switching provides the best benefits of ring, mesh, and linear SONET solutions in any combination.

     - Ultra-long haul optics -- Next-generation optical transmission systems enable significantly lower transmission costs, especially for long-distance network traffic. With the more advanced service delivery and management capabilities of the ultra-long haul platform, operational expense and provisioning cycles are minimized.

     - Core IP routing -- Internet protocol networks provide a simple, robust solution for multimedia traffic delivery and management. Traffic destined for either the public Internet or internal corporate locations is handled in the most efficient, reliable manner across WCG's multiple OC-48 IP backbone.

     - Core MPLS networking -- Multi-protocol label switching is a solution that enables more efficient interworking of IP, ATM, and optical systems. MPLS facilitates improved management of quality of service, traffic administration, and service differentiation across the network, especially in the IP domain.

     - Core ATM switching -- ATM switching is a packet switching and transmission technology designed to transmit video, voice, and data in fixed-sized cells. Optimized for the delivery of multiple quality of service levels, these systems carry voice and data more efficiently than traditional networks, with greater predictability and lower cost than other networks.

     - Core Voice switching -- WCG believes it employs the most scalable, functional switching solutions to deliver a broad suite of basic and enhanced voice services across its multi-service backbone. Highly reliable switches enable WCG to scale with extremely rapid traffic expansion of WCG's voice traffic.

     - Multiprotocol media transport -- Media and video services comprise one of the most dominant traffic types carried on the network today. Broadcast quality video support is provided over both the multi-services network infrastructure with customer handoffs enabled in private line, ATM, IP, and satellite networks.

     - Flexible metro access services -- WCG offers access to its multi-services network via a broad variety of connectivity mechanisms. Supported speeds include OC-3 to OC-192, 10Mbps Ethernet to 1Gbps Ethernet, and DS1/T1 to DS3/T3. Each access can be leveraged to deliver video, voice, Internet or data services.

     - Nationwide Ethernet services -- Beyond the metro access areas, WCG provides highly flexible, differentiated service Ethernet connectivity on both a local and national basis. With full VLAN support, this solution offers connectivity ranging from 1Mbps to a full 1Gbps bandwidth in 1Mbps increments.

     - Terabit content services -- WCG believes that distribution and secure content management are important components in the media delivery capability provided by WCG. WCG currently deploys multi-terabit content management capabilities available for distribution over the multi-service network.

     - Meshed SONET technology -- Optically meshed SONET provides more options for the management and integration of nationwide network implementations. Contrasted with SONET ring architectures deployed by most carriers, meshed SONET architectures provide more diverse and efficient reliability mechanisms without the excessive consumption of network bandwidth inherent in ring designs.

     - DWDM -- Dense wave division multiplexing is a technology that allows transmission of multiple waves of light over a single fiber-optic strand, thereby increasing network capacity without additional fiber builds. By using DWDM with current technology, WCG is able to derive 80 bi-directional wavelengths, at OC-192 capacity per wavelength (which is a capacity of approximately 10 gigabits per second), over a single fiber-optic strand.

     - Elimination of digital cross-connect system -- The packet technologies that Network employs eliminate the need for a high-cost, high-maintenance digital cross-connect system. Circuit-based systems are the predecessor to the packet technologies Network employs. The elimination of unnecessary equipment also reduces Network's operating and maintenance expenses.

     - Closer spacing of transmission electronics -- Network spaces its transmission electronics at 40-mile intervals while most other fiber networks space their electronics at 60-mile intervals. WCG believes the resulting reduction in noise, dispersion, and other factors inherent with longer fiber spans provides significant advantage to WCG from a reliability, management, and technology adoption perspective. Technologies that favor closer spacing include higher density DWDM, broader bandwidth wavelength (OC-768), and ultra-long haul technologies.

     - Advanced fiber optic cable -- Newer fiber-optic cable, including Corning's Enhanced LEAF(TM) fiber and Lucent's TruWave(TM) fiber, has a wider range of spectrum than previously deployed fibers over which to send wavelengths of light, enabling a greater number of wavelengths to be sent over long distances.

     Network centers. As of December 31, 2001, Network had 125 network centers across the U.S. Network centers are environmentally controlled, secure sites designed to house transmission, routing, and switching equipment, and local operational staff, as well as space and power for collocation customers. By collocating their own equipment in Network's facilities, customers are able to minimize the use of expensive local loops from local telephone companies to reach Network's backbone. The customer also foregoes the capital and operating expense required to build and maintain its own facilities. Since the WCG network includes multiple network centers within select major metropolitan areas, Network can provide an end-to-end solution for its carrier and other customers.

     Conduit and fiber-optic cable. The WCG network was built for expandability and flexibility and contains multiple conduits along more than 90 percent of the routes it constructed. To construct fiber-optic cable, the manufacturer places fiber-optic strands inside small plastic tubes, wraps bundles of these tubes with plastic, and strengthens them with metal. Network then places these bundles inside the conduit, which is high-density polyethylene hollow tubing 1 1/2 to 2 inches in diameter. The conduit is generally buried approximately 42 inches underground along pipeline or other rights of way corridors. Network also uses steel casing in high-risk areas, including railroad crossings and high-population areas, thereby providing for greater protection. The first conduit contains a cable generally housing between 96 and 144 fibers, and the second conduit, or third where constructed, serves as a spare. The spare conduits allow for future technology upgrades, potential conduit sales, and expansion of capacity at costs significantly below the cost of new construction. After existing and anticipated leases of dark fiber, Network generally plans to retain from 8 to 24 fibers for its own use on the constructed portions of its network.

     Rights of way. The WCG network was primarily constructed by digging trenches along rights of way, or rights to use the property of others, which Network obtained throughout the United States from various landowners. Where feasible, Network used the rights of way of pipeline companies. WCG believes that use of pipeline rights of way gives its network inherent advantages over other systems built over more public rights of way, such as railroads, highways, telephone poles, or overhead power transmission lines. These advantages include greater physical protection of the fiber system and lower construction costs. Where necessary or economically preferable, Network has other right of way agreements in place with highway commissions, utilities, political subdivisions and others. Almost all of its rights of way extend through at least 2018. Approximately 23 percent of its rights of way are along TWC's pipeline rights of way and the remainder is along the rights of way of other parties. Rights of way are generally for terms of at least 20 years, and most cover distances of less than one mile.

     Monitoring. Network monitors its network 24 hours a day, seven days a week, from its network management centers in Tulsa, Oklahoma, and St. Louis, Missouri. Each network management center provides centralized network surveillance, troubleshooting, and customer service. The system currently allows technicians to detect a component malfunction in the WCG network, quickly reroute the customer's traffic to an available alternate path, and effect an expedited repair. This will reduce service costs and customer downtime. It has also implemented a program that encourages people to phone a toll-free number prior to breaking ground, backed up by a "call before you dig" group to reduce the risk of damage to its conduit or fiber system. Additionally, Network places above-ground markers at frequent intervals along the route of its network.

  Local Network

     As of December 31, 2001, Network had in operation on-net local services in 20 U.S. cities. These cities in which Network has completed local builds are:
Anaheim, Atlanta, Baltimore, Boston, Chicago, Dallas, Houston, Los Angeles, Miami, Minneapolis, New York, Newark, Philadelphia, Phoenix, San Francisco, San Jose, Santa Clara, Seattle, St. Louis, and Washington, D.C. Network intends to continue to add fiber and optronic equipment to extend the high capacity services of its nationwide inter-city network to major carrier hotels and network peering points within those cities. Network has rights to utilize up to 86,000 dark fiber miles over 3,200 route miles in the U.S. and Europe that it obtained in a fiber lease agreement with Metromedia Fiber Network in 1999.

  Global Network

     Europe. During 2001 and early 2002, WCG revised its buy/sell agreements with Telia, the national communications service provider in Sweden, to obtain the rights to up to 28,442 kilometers in wavelengths or up to 16,867 kilometers of dark fibers within Telia's fiber-optic network in Europe and also to reduce WCG's overall purchase commitment. Network has the right to select either wavelengths or fiber strands, depending on the route and WCG's needs, across Telia's network. The Telia network connects 22 of the largest European cities and consists of installed fiber as well as fiber leased from others.

     Australia. PowerTel, Ltd., a publicly traded company, has built, owns, and operates communications networks connecting and serving the three Australian cities of Brisbane, Melbourne, and Sydney with long distance and local services in the central business districts of these cities. Each of the three Australian utilities serving these cities has entered into a 20-year agreement with PowerTel that allows PowerTel to use the utilities' ducts and to lay fiber-optic cable alongside their rights of way between the cities. PowerTel's strategy is to provide high-quality, low-cost local voice, data, and Internet services to the commercial and carrier markets. WCG's total investment currently represents a 45 percent economic interest in PowerTel. WCG consolidates PowerTel's results of operations with its own because it is entitled to appoint a majority of the members of PowerTel's board of directors, and thereby exercises control over its operations.

     China-U.S. cable and Japan-U.S. cable. WCG acquired SBC's interests in these two cables in June 2000. Both cables and their respective West Coast interconnection points were operational at the end of 2001. The China-U.S. cable is a half-circuit 16,000-mile loop system, with capacity of 80 gigabits per second. The Japan-U.S. cable is operating at 80 gigabits per second. Eventually, the cable can be expanded to 640 gigabits per second.

     Asia-Pacific Cable Network (APCN-2). A consortium of carriers has built APCN-2, an intra-Asia 11,500-mile undersea cable project that will connect China, Hong Kong, Japan, South Korea, Malaysia, the Philippines, Singapore, and Taiwan. As an initial participant in the network build, WCG has acquired 42 STM-1s of capacity on APCN-2, which is scheduled to be in operation by first quarter 2002. The cable is set to operate at 160 gigabits per second and can be expanded to 2,560 gigabits per second. APCN-2 can be interconnected with the China-U.S. and Japan-U.S. cables described above.

     TAT-14 cable system. Under an agreement with Telia, WCG obtained 32 STM-1s of capacity on the TAT-14 cable system, which connects the United States with the United Kingdom, The Netherlands, Denmark, Germany, and France. TAT-14 became operational in the fourth quarter of 2001 and operates at 640 gigabits per second.

     Southern Cross Cable Network. WCG acquired capacity on this network in April 2000. Southern Cross is an undersea cable network linking Australia and New Zealand with Hawaii and the West Coast of the United States. This cable was completed in November 2000 and operates at 200 gigabits per second.

     Tycom Atlantic. WCG acquired in the fourth quarter of 2001, two 10 gigabit wavelengths on the Tycom Atlantic cable connecting the U.S. and Europe. This cable system, which connects the U.S. and Europe, was operational at the end of 2001.

PRODUCTS AND SERVICES

  Current Service Categories

     Network's products and services fall into eight categories:

     - packet-based data services;

     - private line services;

     - voice services;

     - optical wave services;

     - backhaul services;

     - dark fiber and conduit rights;

     - collocation services; and

     - managed services.

     Packet-based data services. These services provide efficient connectivity for Internet, data, voice, and video networks at variable capacities to connect two or more points. Specific packet-based data services include ATM, frame relay, and Internet transport services as well as the new virtual private network ("VPN") service first introduced in March 2002. These services are provided over the WCG network and enable it to bill based on service features and usage. Network also intends to develop and provide additional services such as transparent LAN services via wide-area gigabit Ethernet services over its network.

     Private line services. Network provides customers with fixed amounts of point-to-point capacity. These services are billed on fixed monthly fees, regardless of usage. In 2001, Williams Communications became the first carrier to deploy "Private Line QoS" capabilities. This service allows a customer to choose from four different "quality of service" levels from Network's Private Line service offerings to fit that customer's applications based on options related to protection (back-up capacity), service level agreements, pricing, and outage credits. In comparison, other carriers in the telecommunications industry have limited their offerings to selling either protected or unprotected services. Network has launched international private line services over its TAT-14, Japan/US, China/US, and Southern Cross cable systems, extending the domestic network to major global demand centers.

     Voice services. Network provides wholesale origination, transport, and termination, as well as calling card, directory assistance, operator assistance, and toll-free services. Network completes telephone calls to more than 200 countries worldwide.

     Optical wave services. In November 1999, WCG became one of the first communications providers to begin offering optical wave services to customers. These services allow a customer exclusive long-term use of a portion of the transmission capacity of a fiber-optic strand rather than the entire fiber strand. The capacity WCG uses to provide optical wave services is in addition to the capacity it uses to provide other services. A purchaser of optical wave services installs its own electrical interface, switching, and routing equipment. Optical wave services allow a customer to purchase capacity in smaller increments while retaining the control advantages of dark fiber.

     Backhaul services. Network has interconnected five international cable landing stations on the West and East Coasts with fiber optic rings capable of terminating cable traffic at specified Network centers. These services are made available to providers that hold their own respective undersea cable assets and need domestic interconnection services only.

     Dark fiber and conduit rights. Network sells rights to use dark fiber and related services. In addition, from time to time, it sells rights to conduit and installs conduit for its customers. Purchasers of dark fiber rights typically install their own electrical and optical transmission equipment. Most of WCG's builds include two spare conduits and Network may sell rights to use at least one of them. A purchaser of conduit rights typically installs its own cable inside the conduit. Related services for both sales of rights for dark fiber and conduits include collocation of customer equipment at Network's data centers and other network equipment locations and maintenance of the purchased fiber or conduit. Payment for dark fiber rights is generally made at the time of delivery and acceptance of the fiber, although other payment options may be available. In addition, ongoing payments for maintenance services are required.

     Collocation services. Network provides its customers with the opportunity to reserve space in its network centers to install their own equipment necessary to connect to the WCG network. Customers have a variety of options on a location-by-location basis, including standard collocation, bulk collocation (either raw or ready-made), and Internet data center space. WCG believes that providing collocation services on its network increases the sales of its other services by attracting traditional carriers (ILECs and CLECs), as well as Internet service providers (ISPs), data storage service providers, managed service providers, and other Internet-centric customers. Its collocation services offer potential customers reduced costs for capacity, reduced expenses compared to building and operating their own facilities, rapid turn-up of circuits for additional capacity, interconnection with its network and other networks, and improved network performance.

     Managed Services. Network Managed Services offers customers a single source provider for end-to-end network solutions through a comprehensive suite of products and services. With the experience and expertise gained through construction of the most extensive broadband network infrastructure in the United States, Network Managed Services is uniquely qualified to provide customers with a comprehensive array of services including, Lifecycle Program Management, Network Design, Engineering, Implementation Services, Fiber and Facility Construction, Vendor Support, Equipment Sales and Installation, IT Outsourcing, and Network Operations including Field Maintenance. By tailoring to their specific needs and managing the detail, Network Managed Services allows customers to concentrate on their core business and accelerate time to market.

CUSTOMERS

     Network's customers currently include regional Bell operating companies, Internet service providers, application service providers, storage service providers, managed network service providers, digital subscriber line service providers, long distance carriers, utilities, governmental entities, educational institutions, international carriers, and other communications services providers who desire high-speed connectivity on a carrier services basis. Sales to SBC accounted for 37 percent of Network's 2001 revenues and sales to WorldCom, including Intermedia and UUNet, accounted for 11 percent of Network's 2001 revenues.

SALES AND MARKETING

     Network's sales organization strives to develop strategic relationships with customers to drive both incremental business and maintain current revenue streams. Network targets a focused list of what it perceives to be quality customers that require high volumes of bandwidth to operate. Product knowledge, product application, pricing, delivery, and performance information are readily available to ensure products and services are configured to meet the unique needs of each customer. Sales teams function at customer, channel, and geographic levels that WCG believes allows it to manage the sales cycle effectively. As new network products and services become available to customers, the sales organization has been successful in expanding existing commercial relationships.

     In support of WCG's ongoing strategy to deliver an innovative and competitive portfolio of products to the marketplace, a centralized Product Marketing and Development organization has been established to leverage synergies and drive a company wide approach to product management. Key responsibilities associated with this organization include advanced market planning and segmentation, product planning and development, product economics and pricing, and competitive analysis.

COMPETITION

     The communications industry is highly competitive. Some competitors in the markets of carrier services and fiber-optic network providers may have personnel, financial, and other competitive advantages. In the market for carrier services, Network competes primarily with the three traditional nationwide carriers, AT&T, WorldCom, and Sprint, and other coast-to-coast and regional fiber-optic network providers, such as Qwest, Level 3, Global Crossing, and Broadwing. Other companies may construct significant fiber-optic networks. Network also competes with numerous other service providers that focus either on a specific product or set of products or within a geographic region. Network competes primarily on the basis of network reliability, transmission quality, customer service and support, and price. Network has only recently begun to offer some of its services and products and, as a result, it may have fewer and less well established customer relationships than some of its competitors. Network's services within local markets in the United States face additional competitors, including the traditional regional telephone companies and other local telephone companies. Its services outside the United States also face additional competitors, including national telephone companies in foreign countries and carriers that own capacity on other undersea and regional fiber-optic systems.

     While it is possible that some of Network's competitors will cease operations in the coming year due to the deterioration of financial markets and other difficulties that have impacted companies throughout the telecommunications industry, it is likely that a number of other competitors may gain competitive advantages by successfully completing their respective restructuring or bankruptcy reorganization processes.

                                EMERGING MARKETS

     In addition to operating its Network segment, which continues to focus on enabling bandwidth-centric businesses, WCG recognized the opportunity to expand its presence in the high-margin growth market of rich media content (audio and video) services by building upon its core network strengths to more effectively meet the needs of its diverse customer base. To address the opportunities presented by these markets, WCG created the Emerging Markets segment.

     The Emerging Markets segment is comprised of the Broadband Media business unit as well as substantially all of the assets of iBEAM Broadcasting Corporation acquired in December 2001. Founded as Vyvx in 1989, Emerging Markets has enabled its customers to move media regardless of format (analog and digital), quality (narrowband to broadcast quality), method (fiber-optics and satellite), or geographic reach (domestic and international). In 1990 Vyvx launched the first-ever video transmission over a terrestrial network service offering and carried the first of thirteen consecutive Super Bowls for the NFL and its broadcasters. For the past thirteen years, Vyvx has been the centerpiece of WCG's participation in the evolution of demand for high quality, reliable, network-based solutions for aggregating, managing, and distributing mission-critical content for content owners and rights holders. Over time, Vyvx made strategic investments and acquisitions to fortify and grow its core product/service offerings to satisfy customer demand for new and more integrated services. For example, between 1995 and 1997, Vyvx acquired four teleports and significant satellite capacity to launch the first-ever fully integrated hybrid satellite/terrestrial service to support dedicated and occasional requirements for the distribution of live content for customers like CNN in their coverage of breaking news events in remote geographies (e.g., the war in Afghanistan).

     Today, the Emerging Markets segment includes a comprehensive set of assets, capabilities, and expertise in the market for acquiring, managing and distributing audio, video, and multimedia content. These unique capabilities reinforce WCG's support of the media industry and extend its reach to include other mission-critical content industries like financial services, enterprise, education and government.

REVENUES

     Emerging Markets contributed approximately the following percentages to WCG's total consolidated revenues (excluding revenues from discontinued operations) for the past three years:

PERCENTAGE OF TOTAL REVENUES*                  YEAR
-----------------------------                  ----
14..........................................   2001
20..........................................   2000
27..........................................   1999

---------------

* Percentages are derived from gross revenue for the segment including sales made from one segment to the other over consolidated revenue for the company.

STRATEGY

     Emerging Markets' business strategy is to be the undisputed leader in the convergence market and to set the benchmark for end-to-end solutions, service delivery, service quality, and customer support. To achieve this objective, Emerging Markets intends to:

     - fully integrate the platform for traditional media with the platform for new media;

     - leverage this integrated platform to assist our customers by providing content owners and rightsholders the ability to acquire, manage and distribute media regardless of format, quality, method or geographic reach; and

     - continue to innovate with new complementary products and services including flexible bandwidth options for its traditional broadcast and media customers, new portal-type access software for logging, storing, managing and distributing content and virtual private network solutions using Internet protocol ("IP").

PRODUCTS AND SERVICES

     Emerging Market's primary products and services fall into the following categories:

     - content collection, management and distribution services;

     - fiber-optic and satellite video transport services;

     - advertising and syndicated programming distribution services; and

     - business media services.

     Specific products and services include:

  Content Collection, Management and Distribution

     Digital Exchange. Digital media management (DMM) is a Web portal interface that incorporates all of the user's applications and content management services into one interface, managing the entire life cycle of a project, from creation through editing, approval, distribution, and archiving. Digital Exchange enables solutions that distribute and track broadcast-quality (MPEG-2) long- and short-form video content.

     Digital Library. A Web-based media library service, Digital Library enables the archiving, management, ingesting, search, retrieval, browsing, re-purposing, collaboration, and display of digital media, within a master-level security environment.

     Managed Application Hosting. Small- to mid-size businesses with data center and application hosting needs utilize this service to outsource those requirements. Services include: standard hardware platforms, software packages, complete system management, 24x7 customer care and secured facilities, connectivity through the WCG OC-48 IP network and all network infrastructure connections within the Internet data center, storage and back-up, and standard activity reporting.

     Managed Web Hosting. WCG's end-to-end managed Web hosting services enable quick deployment of Web sites with rich-media content and e-commerce capabilities and facilitate maximum uptime, providing increased availability to end users.

     Activecast(SM). This service provides end-user experiences that combine video and audio presentation slides, dynamic Web links, live chats, and audience polling in a single, branded user interface.

     ActivecastFS(SM). This interactive webcasting application was designed specifically to meet the needs of financial services customers. Activecast FS provides customers controlled access and security while enabling them to meet governmental fair disclosure requirements.

     Talkpoint(SM). An interactive webcasting offering, Talkpoint is a unique, self-publishing presentation tool that allows the customer to deliver live and on-demand audio-based interactive webcasts to a dispersed audience using the Internet. The audience views the presentation through a standard Web browser and listens to the presenter on their computer or via telephone. Listeners can interact by submitting questions or replying to audience polls.

     Web Content Publishing. This service allows customers to publish and manage streaming and downloadable content from the desktop, build virtual directories of media content and tailor permissions, sell content via e-commerce, search an entire library of content (by category, keyword, and other search criteria), and report on viewership of particular Web site areas or files accessed.

     Streaming Distribution. Video and audio content can be delivered live or on-demand and in multiple formats including Windows Media and RealPlayer G2.

     Dedicated Internet Access. DIA, or Dedicated Internet Access, is a high-speed, reliable, continuous connection to the Internet supported by dedicated point-to-point local access circuits between the customer site and the WCG IP network.

  Fiber Optic and Satellite Video Transport Services

     International Video Transmission. By combining the reach and capability of the WCG fiber optic network, teleports, and satellite transponder inventory, international video services enable large-capacity and broadcast-quality media content distribution. Internet distribution is provided via satellite, Internet peering, local connectivity, and customized telecommunications solutions to facilitate the expansion of voice and data networks.

     Occasional and Dedicated Fiber MPEG-2 Compressed Video. MPEG-2 compressed video services provide multiple bandwidth choices over a single TV-1 local loop terminating at a WCG video network center or a video-hub facility. The 8 Mbps service is well suited for news feeds with cameo appearances, while the 18 Mbps service is more appropriate for feeds containing rich content requiring editing and further production work.

     Occasional and Dedicated 45 Mbps Video. This is a 45 Mbps transmission service between 42 Television Switching Centers ("TSCs") and five Television Centers ("TCs") in the U.S. The occasional service platform supports news, sports, and special event broadcasting via connectivity to 47 of the top designated market areas ("DMAs"), in excess of 40 production facilities, and 100 sports facilities across the nation. The 45 Mbps transmission service includes the Sports Package and the VenueNet(R) options as well as the First Video(R) Affiliate program.

     Sports Package. This service bundles all transmission pieces required by rightsholders, providing customers with a centralized environment. Service includes both local access circuits and phone lines and is available at all NFL, NBA, MLB, and NHL venues.

     VenueNet(R). An enhanced local access demarcation unit available at sports venues, VenueNet permits advanced digital video transmission signal capabilities, dual transmission paths to and from the venue, and diversity out of the venue to the TSC within each city of origin. This service includes DS-3 and/or TV-1 connectivity and continuous monitoring, on-premises equipment rack, weatherproof demarcation box, and multiple telephone connections.

     First Video(R) Affiliates ("FVAs"). Members of this affiliate-marketing program are full-service production facilities (production, post, and graphics) that maintain full-time connectivity to the WCG network. Serving as access points to the WCG network, FVAs use a combination of Vyvx(R) Broadband Media services such as 45 Mbps video, Fiber MPEG-2 Compressed Video, Business Media Services, satellite, and teleport to serve customers including national news organizations, film production studios, and others requiring multimedia production and distribution.

     Teleport and Transponder. WCG owns and operates four teleports located in Atlanta, Denver, Los Angeles, and New York. Transponder services include an in-house inventory as well as commercial relationships with PanAmSat, Loral, and other providers or resellers of satellite capacity. The WCG Teleport and Transponder Services deliver cost-efficient, custom-engineered solutions for Internet, video, and data transmissions via satellite.

  Advertising and Syndicated Programming Distribution

     Audio Distribution. WCG sends over 470,000 radio spots to stations annually via electronic and physical distribution. Spots are distributed to over 7,500 stations in North America via the Internet using no proprietary hardware. Electronically-distributed radio spots use a Secure Sockets Layer that ensures a protected environment for spot transport, preview, and download.

     Video Distribution. Through the combination of electronic and physical distribution, WCG is the industry leader in advertising distribution by delivering 2.8 million video spots in 2001.

     Electronic Distribution. Using dedicated satellite and IP technologies, WCG delivers studio-quality television spots to The Catch Server(TM) units, located at more than 642 television stations across the U.S. The files are encoded and transmitted as MPEG-2, 4:2:2 format, at what is currently the highest bit rate in commercial use in the industry.

     Physical Distribution. The WCG facility located in Memphis, Tennessee, is situated within minutes of the FedEx(R) distribution hub, allowing the company to offer late cut-off options for last-minute distribution.

  Business Media Services

     Streaming and Webcasting. The WCG streaming and webcasting solutions blend high-quality video and audio streaming with an interactive user interface. Streaming applications can be bridged and incorporated into videoconferencing solutions to extend the reach of event participation. Live video can be transmitted via fiber, satellite, microwave, ISDN, and/or streaming to connect webcasting participants worldwide. Webcasting solutions range from streaming only applications to media-rich, synchronized presentations.

     Total Event Management. Utilizing the exclusive "event bridge," total event management services offer customers a full range of comprehensive, personalized services including: expert project management, large-room scheduling, uplink, and downlink service. This service also includes project planning and consulting with detailed project plans, dedicated conference technicians, vendor management, and contingency planning.

     Videoconferencing and Bridging. WCG coordinates and manages the transmission portion of videoconferencing, bridging, and streaming. Live video is transmitted via fiber, satellite, microwave, ISDN, and/or streaming to connect meeting participants in an unlimited number of videoconferencing sites worldwide.

CUSTOMERS

     Emerging Markets sells to media content service providers and businesses that use media content as a component of their business. It does not compete with its media customers for retail end-users. It has over 2,500 customers, including major broadcast and cable television networks, news services, professional and collegiate sports organizations, advertising agencies, television companies, movie production companies, financial services institutions, enterprise businesses, and governmental agencies. Approximately 50% of Emerging Markets' total revenue for 2001 was derived from its top 10 customers. Emerging Markets' largest customer accounted for approximately 18 percent of Emerging Markets' total revenues in 2001. Contracts with the largest customers are for terms that extend up to 10 years. Most contracts with smaller customers are for one-year terms.

SALES AND MARKETING

     Emerging Markets has sales personnel located in offices in 14 cities throughout the United States. Its office in Miami serves markets in South America. It also has offices in Singapore, Japan, and London that serve markets in Asia and Europe.

COMPETITION

     No single competitor currently exists with the comprehensive set of services being offered by Emerging Markets. Niche competitors for various services include the following: Globecast for standard 45 MB/second service and Sonic Telecom for compressed services. Streaming media competitors include Akami, Real Networks, and Digital Island/Cable & Wireless. Managed web hosting competitors include Digex and Loudcloud. Digital media management competitors include eMotion, Pathfire, Wham!Net, and Liberty Livewire. Ads distribution competitors include DG Systems, Inc.

                               OTHER INFORMATION

INVESTMENTS

     WCG believes that its investments in and work with technology companies in their developmental stages facilitate improvements in its network through the rapid adoption and deployment of those technologies that offer the ability to lower costs and substantially increase transmission speeds and capacity. Accordingly, WCG has invested in companies that it believes can facilitate its ability to offer complementary products or services to its customers, including new products and services utilizing broadband media technology. It also has invested in communications companies in order to solidify commercial relationships, which may increase business on the WCG network. During 2000, WCG recognized net income from investments of $294.1 million. In 2001 WCG recognized net losses from investments of $95.7 million including write-downs of $207.6 million related to certain investments resulting from management's determination that the decline in the value of these investments was other than temporary.

     WCG has investments, none of which exceed five percent of outstanding common stock, in several public companies, including the following:

     Accelerated Networks. Accelerated Networks, Inc. focuses on developing integrated access devices. Its products support network carriers in efficiently connecting many different types of customer services ranging from Internet access, voice over Internet protocol, corporate remote access, virtual private networks, and telephone service.

     Ariba. Ariba, Inc., is an enterprise "spend management" (procurement systems) solution provider.

     Avici Systems.  Avici Systems, Inc., is a manufacturer of terabit routers.

     Breakaway. Breakaway Solutions, Inc., is a provider of e-business solutions.

     Corvis. Corvis Corporation is a manufacturer of long-haul optical transmission equipment.

     Pinnacle. Pinnacle Data Systems, Inc., is a supplier of video authoring, storage, distribution, and Internet streaming solutions.

     GoConnect. GoConnect Australia Pty Ltd. is an Australian-based Internet media company with a core business focused on interactive video advertising using proprietary technology with free Internet service to gain an audience.

     WCG also has investments in several private companies, including Centerpoint, Inc.; Charlotte's Networks, Inc.; Epoch Internet; Hostcentric, Inc.; Ignite Sports; Mahi Networks, Inc.; MariTEL; Sportvision, Inc.; Storigen Systems, Inc.; Telica, Inc.; Tenor Networks, Inc.; UtiliCom Networks, LLC; Xstream Sports, Inc.; Yotta Networks; and Zaffire, Inc.

  Foreign Investments

     Manquehue Net. Manquehue Net, S.A. (formerly Telefonica Manquehue, S.A.), is a high-capacity communications services provider within the Santiago, Chile metropolitan area. It provides Internet, data, and voice services for its approximately 100,000 business and residential customers as of December 31, 2001. Manquehue Net was formed as a result of the merger of Metrocom S.A. with Telefonica Manquehue in January 2000. Manquehue Net is installing an extensive telecommunications duct infrastructure throughout Santiago, which had reached more than 250,000 homes and businesses by the end of 2001. WCG owned a 19.9 percent equity interest in Metrocom S.A. until the merger. As a result of the merger and subsequent investments by other shareholders, WCG now owns 16.5 percent of Manquehue Net.

     Silica Networks. In May 2000, WCG acquired a 19.9 percent direct interest in Silica Networks S.A. (formerly Southern Cone Communications Company, S.A.). Manquehue Net also acquired a 30.1 percent interest in Silica Networks. The 4,300-kilometer (2,660-mile) Silica Networks network links the major Argentine cities of Buenos Aires, Rosario, Cordoba, Mendoza, and Neuquen with the Chilean city of Santiago. Development efforts were put on hold in the third quarter of 2001 as a result of the economic problems in Argentina. WCG has treated its investment in Silica Networks, including certain amounts carried by Manquehue Net, as fully impaired.

     In the third quarter of 2001, WCG sold its remaining interest in ATL-Algar Telecom Leste S.A to America Movil S.A. de C.V., pursuant to an option granted earlier in 2001 to Telecom Americas, Ltd., a joint venture among SBC, America Movil, and Bell Canada International.

STRATEGIC ALLIANCES AND RELATIONSHIPS

     WCG enters into strategic alliances with communications companies to secure long-term, high-capacity commitments for traffic on the WCG network and to enhance its service offerings. It currently has strategic relationships with SBC, Telefonos de Mexico, and KDDI. WCG intends to continue to pursue additional strategic alliances. The most significant of these alliances are described below.

     SBC Communications Inc. SBC is a major communications provider in the United States. SBC currently provides local services in the south central and Midwest regions of the United States and in California, Nevada, and Connecticut. Concurrently with the WCG initial public offering, on October 6, 1999, SBC acquired 20,226,812 shares of WCG Class A common stock, which represents approximately 4.1 percent of the shares of capital stock outstanding as of December 31, 2001. In connection with its purchase of WCG common stock at the time of the initial public offering, SBC agreed to certain restrictions and will receive certain privileges, including the following:

     - SBC has a right to acquire additional shares of WCG Class A common stock which cannot exceed a total ownership interest of 10 percent of all classes of WCG common stock outstanding on a combined basis until at least 2009.

     - SBC has agreed not to transfer to anyone except affiliates any of its shares of WCG common stock until April 2003, unless WCG has a change of control.

     - SBC has the right to nominate a member of the WCG board of directors at such time as SBC has more than a 5 percent equity interest in WCG and is allowed to offer long distance services in a state in its traditional exchange service area. Although SBC currently is not entitled to exercise this right, a director designated by SBC had been elected to, and until February 5, 2002, served as a member of, the WCG board of directors.

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

     WCG has an option to purchase all the shares of Class A common stock acquired by SBC in the event of the termination of certain agreements with SBC. WCG also has a right of first purchase with respect to any shares that SBC should decide to offer.

     WCG has entered into agreements with SBC that provide that:

     - until 2019, SBC must first seek to obtain from WCG domestic voice and data long distance services and select international wholesale services;

     - until 2019, WCG must first seek to obtain from SBC select international wholesale services and various other services, including switched voice services such as toll-free, operator, calling card, and directory assistance services; and

     - SBC and WCG will sell each other's products to their respective customers and provide installation and maintenance of communications equipment and other services.

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

     SBC may terminate the provider agreements if any of the following occurs:

     - WCG begins to offer retail long distance voice transport or local exchange services on its network except in limited circumstances;

     - WCG materially breaches its agreements with SBC causing a material adverse effect on the commercial value of the relationship to SBC; or

     - WCG has a change of control without SBC's consent (regarding which, SBC has notified WCG that it reserves its right to claim that the spin-off of WCG from TWC constituted a change of control).

     WCG may terminate the provider agreements if any of the following occurs:

     - SBC has a change of control; or

     - there is a material breach by SBC of the agreements, causing a material adverse effect on the commercial value of the relationship to WCG.

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

     In June 2000, the FCC authorized SBC to provide long distance service in Texas. Under the terms of the strategic alliance with SBC, WCG is the preferred provider of SBC's nationwide long distance voice and data services. WCG began providing services in Texas in July 2000. More recently, the FCC authorized SBC to provide long distance services in Kansas and Oklahoma beginning on March 7, 2001; in Arkansas on November 26, 2001; and in Missouri on December 7, 2001, although certain long distance competitors are challenging this order in the federal courts.

     In June 2000, WCG acquired SBC's initial party interests in two undersea communications cables between the United States and China and Japan, respectively. In September 2000, WCG acquired the long distance network assets of Ameritech Communications, Inc., a subsidiary of SBC. The assets are located in the states of Illinois, Indiana, Michigan, Ohio, and Wisconsin, and include a fiber-optic network, network centers, indefeasible rights of use in dark fiber, and switches. In connection with this purchase of the Ameritech assets, the services agreement with SBC was amended to require Ameritech to buy services from WCG.

     In August 2001, WCG signed a preferred provider status agreement with the long-distance telephone affiliate of SBC Communications Inc., SBC Long Distance. WCG will become the preferred provider for SBC-LD's U.S.-originated international long-distance traffic. In September 2001, WCG acquired two gateway switches from another SBC subsidiary, AGGS, and in turn, WCG assumed the wholesale international long-distance business currently conducted by AGGS. The gateways allow the company to offer outbound foreign termination and inbound domestic termination to other carrier customers.

     WCG has entered into a services agreement with SBC by which WCG will provide local transport services to SBC in six markets: New York, Boston, Seattle, Phoenix, Atlanta, and Denver. This agreement provides for expansion of the services in these markets and further expansion into additional markets.

     Telefonos de Mexico, S.A. de C.V. Telefonos de Mexico, S.A. de C.V., the largest communications provider in Mexico, currently provides long distance and local services primarily in Mexico. At the time of the WCG initial public offering, on October 6, 1999, Telefonos de Mexico acquired 4,612,546 shares of WCG Class A common stock, which represents approximately one percent of the shares of capital stock outstanding as of December 31, 2001. In connection with its purchase of WCG common stock, Telefonos de Mexico has agreed to certain restrictions and will receive certain privileges, including the following:

     - Telefonos de Mexico has a right to be notified and given an opportunity to acquire additional shares of WCG common stock which cannot exceed a total ownership interest of 10 percent of all classes of WCG common stock outstanding on a combined basis until at least 2009;

     - Telefonos de Mexico has agreed not to transfer to anyone, except affiliates, any of its shares of WCG common stock until April 2003, unless WCG has a change of control;

     - Telefonos de Mexico has agreed that WCG has the right, until April 2003, to repurchase WCG stock at market value less the underwriter's discount if the alliance agreement is terminated for any reason other than a breach by WCG; and

     - Telefonos de Mexico also has the right to require WCG to register its shares of WCG common stock under the Securities Act.

     On May 25, 1999, WCG entered into an alliance agreement with Telefonos de Mexico under which, subject to any necessary U.S. and Mexican regulatory requirements:

     - until 2019, Telefonos de Mexico must first seek to obtain select international wholesale services and various other services from WCG;

     - until 2019, WCG must first seek to obtain select international wholesale services and various other services from Telefonos de Mexico; and

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

     Either party may terminate the alliance agreement if any of the following occurs:

     - the action, or failure to act, of any regulatory authority or the passage of a law or regulation materially frustrates or hinders the purpose of any of the agreements; or

     - either party experiences a change of control.

     One party may terminate the agreement if the other party materially breaches its obligation or is no longer able to deliver the products and services for a period of 30 days.

     In addition, WCG has entered into an interconnection agreement and a voice settlement agreement with Telefonos de Mexico and an agreement under which a subsidiary of Telefonos de Mexico will purchase Internet transit services from WCG. WCG further intends to negotiate broader services and marketing agreements.

     KDDI America. KDDI Corporation ("KDDI Japan"), and KDDI America, Inc. ("KDDI"), are each wholly owned subsidiaries of DDI Corporation, the largest international telecommunications company in Japan. In July 2001, WCG's Japanese subsidiary entered into a comprehensive services agreement under which it will interconnect its Japanese network with KDDI Japan. In addition, KDDI Japan will first seek to obtain U.S.-terminating telecommunications services from WCG's Japanese subsidiary, and WCG's Japanese subsidiary will first seek to obtain Japan-terminating telecommunications services from KDDI Japan or DDI Corporation, subject to certain exceptions. WCG's Japanese subsidiary also agreed to collaborate with KDDI Japan on a number of other matters, including collocation services, e-business applications, and customer solutions, data center/hosting, and integration solutions. This July 2001 agreement between KDDI Japan and WCG's Japanese subsidiary is substantively similar to the June 2000 agreement between WCG and KDDI America, under which KDDI America agreed to connect with WCG's U.S. network on similar terms to those described above.

EMPLOYEES

     As of December 31, 2001, WCG had a total of approximately 3,887 employees, one of whom was covered by a collective bargaining agreement. As part of WCG's announced cost-cutting initiative, by March 22, 2002, WCG had reduced its workforce to a total of approximately 3,167 employees.

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

     The Telecommunications Act of 1996 seeks to promote competition in local and long distance telecommunications services, including by allowing entities affiliated with power utilities entry into providing telecommunications services and by allowing, subject to specified limitations and conditions, the regional Bell operating companies to enter the long distance market. WCG believes that the regional Bell operating companies' and other companies' entry into this market will provide opportunities for it to sell dark fiber or lease high-volume long distance capacity.

     The Telecommunications Act allows a regional Bell operating company to provide long distance services originating outside its traditional exchange service area or from mobile services and to own 10 percent or less of the equity of a long distance carrier operating in its traditional service area. In addition, Section 271 of the Telecommunications Act allows a regional Bell operating company to provide long distance services originating in a state in its traditional exchange service area if it satisfies several procedural and substantive requirements. These include obtaining FCC approval upon a showing that the regional Bell operating company has entered into, or under some circumstances has offered to enter into, interconnection agreements that satisfy a 14-point "checklist" of competitive requirements. The FCC granted Bell Atlantic's (Verizon) petitions to provide long distance service in New York State (December 29, 1999), Massachusetts (April 16, 2001), Connecticut (July 20,
2001), Pennsylvania (September 19, 2001), and Rhode Island (February 22, 2002). Verizon has filed for approval in Vermont and the FCC has until April 17, 2002, to render a decision on that application. Verizon filed for approval in New Jersey but withdrew that application on March 19, 2002, to resolve procedural concerns. Verizon has announced that it plans to re-file the New Jersey application. By order dated June 30, 2000, the FCC authorized SBC to offer long distance services in Texas. The FCC also granted SBC's petition to provide long distance service in Kansas and Oklahoma, effective March 7, 2001. The FCC authorized SBC to offer long distance services in Arkansas (November 26, 2001) and Missouri (December 7, 2001). BellSouth had filed for approval in both Georgia and Louisiana but withdrew both applications on December 20, 2001, citing FCC concerns. BellSouth has re-filed for approval in Georgia and Louisiana, with an FCC decision due by May 15, 2002. WCG expects that additional petitions for entry will be filed and that the regional Bell operating companies will obtain approval to provide long distance services in several other states within the next two years. However, the timing of such approvals depends on many variables and it is impossible to predict with certainty when the Bell operating companies will receive such approvals in all states.

     With certain exceptions, revenues derived from the provision of interstate and international telecommunications services to domestic end-users, including enhanced services providers, are subject to assessment for the FCC's Universal Service Fund, which assists in ensuring the universal availability of basic telecommunications services at affordable prices and provides funding for telecommunications infrastructure development for schools, libraries, and rural health care providers. The FCC announced assessments for the first quarter of 2002 of approximately 6.8 percent of gross revenues subject to contribution. Some of WCG's services are subject to these assessments, which increase its costs. Some states also impose assessments for state universal service programs and for other purposes.

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

     Federal regulation affects the cost and thus the demand for long distance services through regulation of interstate access charges, which are the local telephone companies' charges for use of their exchange facilities in originating or terminating interstate transmissions. The FCC, on May 31, 2000, ordered a multi-year transition in the structure of interstate access charges, leading to lower per-minute charges. Among some of the changes in that order, the FCC increased non-usage sensitive charges on local lines, eliminated non-usage sensitive charges on interexchange carriers, modified the productivity factor used in part to determine price caps on access charges for some local telephone companies, and created an explicit universal service component to recover some implicit subsidies in access charges that were effectively eliminated by the order. Additionally, the FCC adopted an order, effective December 31, 2001, modifying its rules to reform the interstate access charge and universal support system for incumbent local telephone companies subject to rate-of-return regulation. The FCC required all rate-of-return carriers to increase Subscriber Line Charge (SLC) caps to the levels established for price cap carriers, allowed limited SLC deaveraging, eliminated the Carrier Common Line Charge (CCL) effective July 1, 2003, reformed the local switching and transport rate structure, and created a new universal service support mechanism (Interstate Common Line Support) to convert implicit support in the access rate structure to explicit support. Some aspects of the FCC's access charge rules are subject to periodic review, and the agency may adopt further changes in the structure and levels of interstate access charges and other aspects of intercarrier compensation in the future.

     The FCC has adopted interconnection rules, including rules relating to pricing, for the provision of unbundled network elements and wholesale services by incumbent local telephone companies to competitive local telephone companies. The agency also adopted rules governing the physical collocation of competitive local telephone company equipment in certain of the incumbent local telephone companies' buildings to access unbundled network elements. Pursuant to interconnection agreements entered into with incumbent local telephone companies, competitive carriers may use these network elements, services, and collocation space to offer local services. Various aspects of these rules are subject to appeal and the FCC may alter portions of the rules in the future. These regulations affect growth opportunities for WCG and some of its customers that provide demand for its services.

     The FCC has to date treated Internet service providers as enhanced service providers rather than common carriers. As such, Internet service providers have been generally exempt from various federal and state regulations, including the obligation to pay access charges and contribute directly to universal service funds.

     The FCC has adopted rules for a multi-year transition to lower international settlement payments by U.S. common carriers, leading to lower rates for some international services and increased demand for these services provided by some of WCG's customers. The result is likely to be increased demand for capacity on the U.S. facilities, including its domestic network.

     The FCC has instituted mandatory detariffing of the interstate, domestic, interexchange services of nondominant interexchange carriers (IXCs). By January 31, 2001, carriers were required to cancel customer specific tariffs. Effective July 31, 2001, the FCC required carriers to cancel tariffs covering most mass market interstate long distance services. The FCC further required those carriers with corporate Web sites to post information relating to the rates, terms, and conditions of such services on their Web sites. The FCC adopted a similar detariffing process relative to international services. The mandatory deadline for carriers to cancel their international interexchange service tariffs was January 28, 2002. The FCC requires carriers providing international interexchange services to adhere to the same posting requirements as those imposed by the FCC with respect to domestic detariffing. These actions may significantly affect the ability of Williams and its customers to rely on filed rates, terms, and conditions for interstate and international services and the way these services are offered to customers.

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

     State regulatory commissions generally regulate the rates incumbent local telephone companies charge for intrastate services, including intrastate access services paid by providers of intrastate long distance services. WCG's local and other intrastate services compete against the regulated rates of these carriers and also use some of these services in providing its services. Under the Telecommunications Act, state commissions have jurisdiction to arbitrate and review negotiations between incumbent local telephone companies and competitive local exchange carriers regarding the prices incumbent local telephone companies charge for interconnection of network elements with, and resale of, services by competitive local exchange carriers; however, the Supreme Court has generally upheld the FCC's authority to adopt rules that the states must apply when setting these prices. WCG, through its subsidiary Williams Local Network, LLC, is entering into interconnection agreements with various incumbent local telephone companies. These regulations, therefore, also affect its plans to offer such services.

  Local Regulation

     WCG is occasionally required to obtain street use and construction permits and licenses and/or franchises to install and expand its fiber-optic network using municipal rights of way. Termination or failure to renew its existing franchise or license agreements could have a material adverse effect on it. In some municipalities where it has installed or anticipates constructing networks, it is required to pay license or franchise fees based on a percentage of gross revenue, a flat annual fee, or on a per linear foot basis. WCG cannot guarantee that fees will remain at their current levels following the expiration of existing franchises. In addition, WCG could be at a competitive disadvantage if its competitors do not pay the same level of fees as it does. The Telecommunications Act requires municipalities to manage public rights of way in a competitively neutral and non-discriminatory manner and prohibits use of right-of-way fees as a means of raising revenue. However, a considerable amount of litigation has already ensued wherein municipalities are alleged to have exceeded or ignored the Act's requirements in this regard. Related activity is expected to continue throughout 2002.

  Other U.S. Regulation

     WCG's operations are subject to a variety of federal, state, local, and foreign environmental, safety and health laws, and governmental regulations. These laws and regulations govern matters such as the generation, storage, handling, use, and transportation of hazardous materials, the emission and discharge of hazardous materials into the atmosphere, the emission of electromagnetic radiation, the protection of wetlands, historic sites, and endangered species, and the health and safety of employees. Although a pending rulemaking commenced by the California Public Utilities Commission seeks to clarify and refine the agency's administration of environmental review for communications projects, WCG continues to face uncertainty on the extent of state regulatory authorizations and environmental review required to construct communications facilities in that state.

     Although WCG monitors compliance with environmental, safety, and health laws and regulations, it cannot give assurances that it has been or will be in complete compliance with these laws and regulations. It may be subject to fines or other sanctions imposed by governmental authorities if it fails to obtain certain permits or violates their respective laws and regulations. Capital or other expenditures for compliance with laws, regulations, or permits relating to the environment, safety, and health were not material in 2001.

     In addition, WCG may be subject to environmental laws requiring the investigation and cleanup of contamination at sites it owns or operates or at third-party waste disposal sites. These laws often impose liability even if the owner or operator did not know of, or was not responsible for, the contamination. Although WCG owns or operates numerous sites in connection with its operations, it is not aware of any liability relating to contamination at these sites or third-party waste disposal sites that could have a material adverse effect on the company.

     WCG has ownership interests in and utilizes certain submarine cable systems for the provision of telecommunications services. WCG may be subject to certain state and federal laws and regulations governing the construction, maintenance and use of such facilities. These laws and regulations may include corridor restrictions, exclusionary zones, undersea cable fees, or right-of-way use fees for submerged lands. Increased regulation of cable assets or assessments may affect the cost and ultimately the demand for services provided over such facilities.

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

     In granting authorizations, regulators frequently establish service obligations for the operator. Typical obligations include nondiscrimination, build-out or service coverage, and interconnection obligations, as well as requirements regarding the quality of service provided and the approval of new service offerings. Many regulators also require licensed carriers to pay certain fees or charges that, among other things, cover the costs of regulation and to support the availability of services, and these fees may in some cases be significant.

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

     Submarine telecommunications cable systems require national authorizations from each country in which they land and operate. Cable landing authorizations typically involve environmental reviews as well as approvals by telecommunications authorities to provide international telecommunications facilities and services. In addition, municipal and state permits may be necessary. Any such authorization may be difficult to obtain or involve burdensome conditions. Telecommunications carriers using capacity on the cables usually need licenses from each country in which they operate and may need different licenses to provide different services. For example, WCG has received a Public Telecommunications Operator license in the United Kingdom in order to provide services over the TAT-14 undersea cable.

  Japan

     WCG's Japanese subsidiary, Williams Communications K.K., has obtained a Type I license to land its interest in an undersea cable and to provide telecommunications services in Japan over this undersea cable. Before providing new telecommunications services in Japan pursuant to its Type I license, WCG must obtain approval of the regulator.

  United Kingdom

     WCG's subsidiary in the United Kingdom, Williams Communications UK Limited, has received a Public Telecommunications Operator license to provide telecommunications services in the United Kingdom. This subsidiary intends to apply to the Office of Telecommunications for "Annex II" interconnection status, which will give it the right to interconnect with other carriers in the United Kingdom. The Public Telecommunications Operator license requires WCG's subsidiary to comply with a number of conditions, including but not limited to interconnection with other telecommunications companies and payment of license fees.

  Australia

     PowerTel holds a carrier license and is subject to regulation by the Australian Competition and Consumer Commission and the Australian Communications Authority. PowerTel does not have any service coverage obligations and does not require any further regulatory approval for new services provided on its fiber-optic network.

     Under the Australian regulations, access to particular regulated carriage services and other services that facilitate the supply of those regulated services must be provided between operators on non-discriminatory technical and operational terms and, in some circumstances, at cost-based prices. Any transmission capacity of two or more megabits per second is regulated on all routes except between Sydney, Canberra, and Melbourne.

     The Australian Competition and Consumer Commission has decided to regulate local call resale and local network unbundling. Regulation of interconnection at the local exchange level potentially allows PowerTel and other competitors to reduce their access costs by interconnecting with the Telstra Corporation Limited network closer to the customer.

     PowerTel currently has entered into a facilities access agreement with Telstra for access to Telstra's ducts, underground facilities, and equipment buildings. PowerTel also obtains services from Telstra through wholesale/resale products and is negotiating an agreement covering Telstra's wireline and mobile originating and terminating access services.

  Chile

     Chile currently has a competitive, multi-carrier system for long distance and local services. There is no regulatory limit on the number of concessions that could be granted to companies that would compete against Manquehue Net S.A. The largest provider of local telecommunications services in Santiago is Compania de Telecomunicaciones de Chile with 85% of the market.

     Manquhue Net S.A. holds a Public Telecommunications License to install and operate a high capacity fiber optic cable network in Santiago and the towns surrounding it, and provides public switched voice services over that network. The license is for a renewable 30-year term. The license provided for network construction to end on December 23, 1998, with service to begin on January 23, 1999. The company requested an extension of these terms, which was granted by the telecommunications authority and approved by the Republic Comptrollership's Office for formal amendment of the license. Service is required to begin by April 4, 2002. Manquehue Telecomunicaciones de Larga Distancia S.A. and Metrocom are subsidiaries of Manquehue Net S.A. Manquehue Telecomunicaciones de Larga Distancia S.A. holds an intermediate services concession to provide long distance services and resells capacity from other carriers. Metrocom holds an intermediate service concession and provides long distance services to subscribers.

     Neither Manquehue Larga Distancia nor Metrocom nor Manquehue Net are subject to a maximum rate. The maximum rate structure is determined every five years and applies to the incumbent only. Local providers must also give long distance service providers equal access to their network connections.

  Hong Kong

     WCG's subsidiary in Hong Kong, Williams Communications (Hong Kong) Limited, has been informed by the regulator in Hong Kong that its application for a Public Non-Exclusive Telecommunications Services license has been approved. The license will allow WCG's subsidiary to provide a range of international telecommunications services to customers in Hong Kong. The license is granted subject to a number of conditions, including payments of annual licensing fees and restrictions on anti-competitive behavior.

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

     The FCC's international settlements policy governs the settlements between U.S. carriers and their foreign correspondents and prevents foreign carriers from discriminating among U.S. carriers in bilateral accounting rate negotiations. The policy requires:

     - the equal division of accounting rates;

     - non-discriminatory treatment of U.S. carriers; and

     - proportionate return of inbound traffic.

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

     Forward-looking statements can be identified by words such as "anticipates," "believes," "expects," "planned," "scheduled" or similar expressions. Although WCG believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of risks, assumptions, and uncertainties that could cause WCG's actual results to differ materially from those projected. In addition to risk factors set forth in WCG's filings with the Securities and Exchange Commission, the following important factors could cause actual results to differ materially from any results projected, forecasted, estimated, or budgeted:

     - The risks associated with negotiating a comprehensive restructuring of WCG's debt, including the potential risks associated with commencement of a chapter 11 case and operating a business in chapter 11.

     - The possibility of further deterioration in the health of capital markets and the telecommunications industry and the ability of WCG to adapt to such conditions, particularly as a result of the perceived oversupply of bandwidth.

     - The risk of competitors gaining competitive advantages by successfully completing a restructuring or bankruptcy reorganization process.

     - The possibility that uncertainty or adverse publicity concerning WCG's efforts to restructure its balance sheet will hinder its ability to obtain new customers or undermine its commercial relationship with existing customers.

     - The possibility that capital market constraints may further hinder "last mile" development and slow the growth in demand for bandwidth at the retail level.

     - The effects of and changes in political and/or economic conditions, including inflation, interest rates and monetary conditions, and in communications, trade, monetary, fiscal and tax policies in the United States and in foreign markets, including Asia, Australia, Europe, and South America.

     - The effects of and changes in political and/or economic conditions resulting from acts of war and/or terrorism.

     - WCG's ability to raise capital in a cost-effective way, manage cash, make capital expenditures, generate operating cash flow, and meet debt obligations.

     - The ability of WCG to collect proceeds from the sale of the Solutions business.

     - The ability of WCG to manage operating costs and capital spending without limiting revenue growth.

     - The financial health of WCG's customers and the ability to collect revenues from customers.

     - WCG's success in integrating the assets of iBEAM Broadcasting Corp. and CoreExpress, Inc., or any other newly acquired businesses.

     - Changes in the technological, regulatory, or business environment applicable to WCG or the telecommunications industry generally.

     - Termination of the SBC strategic alliance or SBC's inability to obtain regulatory approval to provide long-distance telecommunications services within markets in which it currently provides local services.

     - The potential loss of a high-volume Network customer.

     - High levels of competition, lack of customer diversification, and general uncertainties of government regulation in the telecommunications industry.

     - WCG's ability to deploy sophisticated technologies on a local-to-global basis.

     - WCG's ability to expand and enhance the network in response to customer demands and industry changes.

     - Network's ability to timely turn up service requests and minimize service interruptions.

     - WCG's ability to obtain additional capacity for the WCG network from other providers.

     - The risk that current capacity providers will no longer provide capacity at economically justifiable rates.

     - The possibility of adverse effects from rapid and significant developments or changes in the technology used by WCG or its customers.

     - WCG's ability to successfully market capacity on its network.

     - The ability of each operating segment to implement successfully key systems, such as order entry systems and service delivery systems, within currently estimated time frames and budgets.

     - WCG's ability to develop the "Williams Communications" brand.

     - WCG's ability, in a cost-effective way, to maintain necessary rights of way for the WCG network.

     - The realization of revenues from products and services in the early stages of development or operation.

     - Significant competition on pricing and product offerings for Network.

     - Changes in external competitive market factors that might affect results of operations.

     - The effect of changes in accounting policies.

     - The potential need to record additional impairment charges.

     - WCG's ability to attract and retain essential employees.

     - The cost and effects of current and future legal and administrative claims and proceedings against WCG or its subsidiaries.

     - WCG's ability to develop financial, management, and operating controls to manage costs and rapid change.

ITEM 2. PROPERTIES

     The WCG network and its component assets are the principal properties that WCG currently operates. See Item 1(c), Narrative Description of
Business -- Network -- Properties, for a description of these properties.

     In 1998, WCG entered into a lease agreement covering a portion of its fiber-optic network. WCG's creditors refer to this operating lease as an asset defeasance program, or ADP. The total cost of the network assets covered by the ADP was $750 million. The lease term was scheduled to expire in 2003 but could have been renewed to extend the lease term to 2005 upon approval of the parties to the lease. On March 8, 2002, WCG exercised its option to purchase the covered network assets during the lease term at an amount approximating the lessor's cost. Pursuant to a prior agreement among WCG, WCL, TWC, and the administrative agent for WCG's bank group, TWC was obligated to fund the purchase price of the ADP assets. On March 29, 2002, TWC funded the purchase price, the ADP assets were transferred to WCG, the asset defeasance program was terminated, and WCG tendered an unsecured note to TWC in the approximate amount of $750 million.

     The installed fiber-optic cable on the WCG network is laid under various rights of way. WCG has agreements in place for substantially all of the rights of way for its network. Almost all of its rights of way extend through at least 2018.

     WCG owns or leases sites in approximately 200 U.S. cities and towns in which it locates or plans to locate transmission, routing and switching equipment. These sites range in size from 2,000 square feet to 150,000 square feet and total approximately 2,200,000 square feet. WCG also leases office space in various locations, including from TWC. WCG leases from TWC approximately 882,000 square feet of office space in Tulsa, Oklahoma. On February 26, 2001, TWC contributed to WCG in exchange for shares of Class A common stock the Williams Technology Center, which was substantially complete at year-end. The Williams Technology Center provides approximately 750,000 square feet of office space and accommodates up to 3,600 employees. In September 2001, WCG sold to TWC and subsequently leased from TWC the Williams Technology Center for a term of ten years. WCG has terminated the majority of its other leases with TWC. In March 2001, WCG sold approximately 1.5 million square feet in real estate assets in connection with the sale of its Solutions business segment.

ITEM 3. LEGAL PROCEEDINGS

     WCG is subject to various types of litigation in connection with its business and operations.

     On January 29, 2002, the first of numerous putative federal securities class actions was filed in the U.S. District Court for the Northern District of Oklahoma, against WCG, TWC, Keith Bailey, the Chairman of TWC, Howard Janzen, the Chairman, President, and CEO of WCG, and Scott Schubert, the CFO of WCG. The putative class members in all of the cases are purchasers of the common stock of TWC and/or the common stock of WCG between July 24, 2000, and January 29, 2002. The complaints allege that the defendants violated federal securities acts by issuing a series of alleged misrepresentations to the market between July 24, 2000, and January 29, 2002. WCG believes that the allegations are without merit.

     A number of suits attempting to achieve class action status seek damages and other relief from WCG based on allegations that WCG installed portions of its fiber optic cable without all necessary landowner consents. These allegations relate to use of rights of way licensed by railroads, state departments of transportation, and others controlling pre-existing right-of-way corridors. The putative members of the class in each suit are those owning the land underlying or adjoining the right-of-way corridors. Similar actions have been filed against all major carriers with fiber optic networks. It is likely that additional actions will be filed. WCG believes it obtained sufficient rights to install its cable and that the attempts to include these landowners in a class action suit are subject to challenge on procedural grounds.

     WCG and other major carriers are seeking to settle the class action claims referenced above relating to the railroad rights of way through an agreed class action filed in the U.S. District Court for the District of Oregon on January 31, 2002. On that same day, the plaintiffs and defendants jointly asked the court to approve a settlement. The settlement, if approved by the court, should settle the majority of the claims in the putative nationwide and statewide class actions referenced above.

     On August 28, 2001, Platinum Equity LLC sent formal notice that it believes WCG owes it approximately $47 million arising from a recalculation of the net working capital of the domestic, Mexican, and Canadian professional services operations of the Solutions segment sold to Platinum. Pursuant to the provisions of the sale agreement, the parties will submit the dispute to an independent public accounting firm for binding resolution if they are unable to resolve the dispute by agreement.

     On July 24, 2001, Thoroughbred Technology and Telecommunications, Inc.
(TTTI) filed suit against WCG in the U.S. District Court for the Northern District of Georgia for claims that include breach of contract with respect to a fiber-optic fiber installation project that TTTI was constructing for itself and others including WCG. TTTI seeks damages in excess of $37 million. WCG alleges various defenses, including significant warranty and breach of contract claims on the part of TTTI.

     On December 20, 2000, the Women's Cooperative Trust Union filed a derivative shareholder action in the U.S. District Court for the Western District of Oklahoma against TWC, WCG, and certain directors and officers alleging that a former director of WCG, an officer and a former officer purchased at a reduced price stock of corporations that sold telecommunication equipment to WCG. The allegations include breach of fiduciary duty, waste of corporate assets, and usurpation of corporate opportunities as well as negligence by the directors. WCG and the directors filed motions to dismiss the action based upon the failure of the plaintiff to comply with applicable legal standards in its complaint. On December 7, 2001, the Court dismissed the case without prejudice.

  Summary

     WCG is a party to various other claims, legal actions, and complaints arising in the ordinary course of business. In the opinion of management upon advice from legal counsel, the ultimate resolution of all claims, legal actions, and complaints after consideration of amounts accrued, insurance coverage, or other indemnification arrangements is not expected to have a materially adverse effect upon WCG's future financial position, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Until March 2002, Williams Communications Group's (WCG) Class A common stock was listed on the New York Stock Exchange (NYSE) under the symbol "WCG." At the close of business on February 28, 2002, WCG had 15,902 holders of record of its Class A common stock. No common stock cash dividends were made in 2001, 2000, or 1999. In addition, management does not expect to pay cash dividends on common stock in the foreseeable future as its current debt agreements place limitations on the payment of cash dividends. It is management's intention to retain future earnings, if any, to finance the operation and development of the business. Future dividends, if any, will be determined by the board of directors and will depend on the success of operations, capital needs, financial conditions, contractual restrictions and other factors that the board of directors considers. The high and low sales price ranges (composite transactions) are listed for the four quarters of 2001 and 2000 and fourth quarter 1999, the first quarter that WCG's Class A Common Stock was traded.

                                              HIGH     LOW
                                             ------   ------
2001
First Quarter..............................  $20.63   $ 8.80
Second Quarter.............................  $ 9.35   $ 2.35
Third Quarter..............................  $ 3.24   $ 1.12
Fourth Quarter.............................  $ 3.10   $ 1.11
2000
First Quarter..............................  $61.81   $26.75
Second Quarter.............................  $51.31   $30.31
Third Quarter..............................  $33.69   $18.06
Fourth Quarter.............................  $21.13   $ 9.50
1999
Fourth Quarter.............................  $35.44   $23.25

     In March 2002, WCG was delisted from the NYSE due to the low trading price relative to the NYSE requirements. The stock last traded on the NYSE on February 28, 2002 at a price of $0.13. WCG began trading on the over-the-counter bulletin board effective March 2002 under the symbol "WCGr."

ITEM 6. SELECTED FINANCIAL DATA

     The following financial data as of December 31, 2001 and 2000 and for the three years ended December 31, 2001 should be read in conjunction with the consolidated financial statements and notes thereto which have been audited by Ernst & Young LLP, independent auditors. Ernst & Young LLP's report on the consolidated financial statements for the year ended December 31, 2001, which appears elsewhere herein, includes an explanatory paragraph that describes an uncertainty about WCG's ability to continue as a going concern. All other amounts have been prepared from WCG financial records. Information concerning significant trends in the financial condition and results of operations is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages F-2 through F-29 of this report.

                                           2001         2000         1999         1998        1997
                                        ----------   ----------   ----------   ----------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues..............................  $1,185,521   $  839,077   $  601,456   $  375,339   $244,161
Loss from operations(1)...............  (3,544,366)    (448,671)    (246,495)    (141,164)  (103,501)
Loss from continuing operations(1)....  (4,107,253)    (277,688)    (328,312)    (146,579)   (56,410)
Income (loss) from discontinued
  operations(2).......................          --     (540,000)     (31,389)     (39,150)    26,367
Extraordinary gain(3).................     296,896           --           --           --         --
Net loss..............................  (3,810,357)    (817,688)    (359,701)    (185,729)   (30,043)
Preferred stock dividends and
  amortization of preferred stock
  issuance costs......................     (17,568)      (4,956)          --           --         --
Net loss attributable to common
  stockholders........................  (3,827,925)    (822,644)    (359,701)    (185,729)   (30,043)
Basic and diluted earnings (loss) per
  share (2, 3):
  Loss from continuing operations
     attributable to common
     stockholders.....................       (8.47)        (.61)        (.79)        (.37)      (.15)
  Income (loss) from discontinued
     operations.......................          --        (1.16)        (.08)        (.10)       .07
  Extraordinary gain..................         .61           --           --           --         --
  Net loss attributable to common
     stockholders.....................       (7.86)       (1.77)        (.87)        (.47)      (.08)
Common dividends paid per share.......          --           --           --           --         --
Total assets as of December 31........   5,992,026    7,409,285    6,057,703    2,022,136    981,223
Long-term debt as of December 31 (3,
  4)..................................   5,838,779    4,526,706    2,965,385      615,352        292
Redeemable cumulative convertible
  preferred stock as of December 31...     242,338      240,722           --           --         --
Total stockholders' equity (deficit)
  as of December 31(4)................  (1,449,042)   1,213,272    2,112,600    1,007,682    868,502

---------------

(1) See Note 5 for a discussion of asset impairments and restructuring charges.

(2) See Note 3 for a discussion of WCG's sale of the Solutions segment in first quarter 2001. The sale was accounted for as a disposal of a business segment with the associated operating results and financial position of the segment segregated and reported as discontinued operations for the prior periods.

(3) See Note 12 for a discussion of WCG's extraordinary gain related to the purchase of a portion of its senior redeemable notes in the open market.

(4) See Note 14 for a discussion of the agreement entered into with The Williams Companies, Inc. that, among other things, resulted in the conversion of debt for WCG's equity.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2002 RECENT DEVELOPMENTS

RESTRUCTURING COULD INCLUDE CHAPTER 11 FILING

     As previously announced, WCG, in response to the events and conditions described below, is evaluating restructuring options in an effort to develop a comprehensive plan to restructure and de-leverage its balance sheet by reducing the amount of its indebtedness outstanding. Among the options is reorganization under Chapter 11 of the U.S. Bankruptcy Code. WCG has not committed to a Chapter 11 reorganization or any other option.

     WCG is evaluating a Chapter 11 reorganization as a means to maximize enterprise value, support the uninterrupted continuation of the business and minimize the damage to customer and vendor relationships that uncertainty about WCG's financial condition might otherwise create. Although WCG believes that, if it chooses to reorganize under Chapter 11, these objectives can be furthered by the negotiation of a plan of reorganization prior to filing for bankruptcy protection with some or all of its stakeholders, WCG cannot assure that it can negotiate a consensual plan of restructuring prior to any filing or at all. WCG is engaged in discussions regarding the restructuring with representatives of three of its major stakeholders, The Williams Companies, Inc. (TWC), certain holders of its senior redeemable notes and its bank group. The option pursued by WCG will depend in part on the outcome of these discussions. The Chapter 11 reorganization currently being evaluated would likely result in substantial, if not total, dilution of WCG's shareholders.

     As part of its restructuring effort, WCG has taken steps to reduce its 2002 planned controllable cost structure by approximately 25%. These steps have included workforce reductions of approximately 750 employees in March 2002. WCG expects to incur restructuring charges of approximately $13 million in first quarter 2002 due to these workforce reductions.

     To successfully restructure, WCG must obtain the agreement of at least some of its major stakeholders, each of which may view its own interest to be in conflict with the other constituencies. Accordingly, WCG cannot provide assurance that it will be able to effect a restructuring. As reflected in WCG's report from its independent public accountants, certain of WCG's creditors have informed WCG that in their view, WCG may be in default under the terms of its credit facility. This condition raises substantial doubt about WCG's ability to continue as a going concern.

     WCG believes that preserving the value of the enterprise is best effected by an expedited resolution to the restructuring process. Although WCG believes that a Chapter 11 reorganization would support the uninterrupted continuation of the business and minimal impact to customer and vendor relationships, there are significant risks involved in any bankruptcy proceeding. The following narrative does not attempt to address all of the possible risks or negative impacts that could result from a bankruptcy filing or any other plan of restructuring. Accordingly, this section must be read in conjunction with Item 1, Business, and
Item 8, Financial Statements and Supplementary Data, as well as the risk factors under Forward-Looking Information at the end of Item 1.

CREDIT FACILITY DEVELOPMENTS

     WCG has various debt covenants relating to its $1.5 billion credit facility with various banks. One of the covenants would have required WCG to raise $224 million in cash, of which at least $150 million had to be in the form of equity, by December 31, 2001. In October 2001, the credit facility was amended to extend the date by which WCG is required to raise the $224 million of cash from December 31, 2001 to July 1, 2003. In connection with the amendment, WCG agreed to work jointly with its bank group and the bank group's financial advisor to perform a more comprehensive review of the credit facility. This review and the resulting amendment were initially expected to be completed in January 2002. However through a series of agreements, WCG and its bank group agreed to extend the negotiating period for an amendment to the credit facility until April 26, 2002. WCG also agreed that it will not purchase its securities and that it will limit transactions through certain of its subsidiaries through mid-2003. Additionally, WCG confirmed with its bank group that it will not draw upon the $525 million revolver portion of the credit facility prior to mid-2003. Borrowings under the facility totaled $975 million as of December 31, 2001.

     On January 29, 2002, the banks, through their administrative agent, informed WCG that, in their view, WCG may be in default under the terms of its credit facility, and the banks reserved their rights accordingly. The possible default related to the fact that, due to negative developments in the telecommunications industry and the value of WCG's assets, the banks questioned whether WCG could confirm the representations and warranties included in the credit facility. The banks also have reserved their right to claim that the purchase by a wholly-owned subsidiary of WCG of WCG's senior redeemable notes in 2001 violated the terms of the credit facility. Because of the potential adverse consequences to WCG if the banks were to conclude and notify WCG of a default and attempt to accelerate its indebtedness, which could result in cross-defaults under other material agreements and securities and foreclosure on substantially all of WCG's assets upon which the banks have a lien, WCG agreed to develop a comprehensive plan for restructuring and de-leveraging its balance sheet. In developing this plan, WCG, in consultation with financial and legal advisors, has considered various restructuring alternatives, the ultimate outcome of which will be influenced by stakeholders of WCG.

     As detailed above and as reflected in WCG's report from its independent public accountants, certain of WCG's creditors have informed WCG that in their view, WCG may be in default under the terms of its credit facility. This condition raises substantial doubt about WCG's ability to continue as a going concern. Certain of WCG's debt agreements require that its annual financial statements be accompanied by an opinion from its independent public accountants that does not contain a "going concern" explanatory paragraph. Noncompliance with this term is an event of default. As a result of the inclusion of the going concern explanatory paragraph in that report, WCG will not be able to satisfy this term in the agreements. In addition, WCG anticipates that it may be in default under other covenants in 2002. Consequently, unless WCG is able to obtain a waiver of or amendment to this and certain other covenants in its credit facility or refinance the indebtedness under its credit facility by April 30, 2002, an "Event of Default" will occur under the terms of the credit facility. If an Event of Default occurs, the lenders under the credit facility would not be obligated to make additional advances under the credit facility; would be entitled to declare all amounts outstanding under the credit facility, including accrued interest or other obligations, to be immediately due and payable; and would be entitled to proceed against the collateral granted to them to secure the debt under the credit facility. Substantially all of the assets WCG are pledged as collateral under the credit facility. Unless WCG is able to obtain a waiver of or amendment to certain covenants in the credit facility, cross-defaults could occur making substantially all of WCG's other long-term debt due. In addition, WCG anticipates making use of the 30-day grace period for interest payments totaling approximately $91 million that would be due on April 1, 2002, on approximately $1.7 billion face value, on a consolidated basis, of its senior redeemable notes. If WCG does not make the required payments within the grace period, cross-defaults may give the senior redeemable noteholders and other creditors the right to seek remedies. WCG does not have existing liquidity sufficient to pay all amounts that would become due as a result of defaults under the credit facility or the senior redeemable notes and, thus, would have to find other means of liquidity, enter into separate agreements to restructure its debt agreements, or file a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in order to avoid the material adverse effects associated with creditors foreclosing or exercising other remedies.

  Balance sheet restructuring

     As of December 31, 2001, WCG's total debt was $5.9 billion. This amount was comprised of:

                                                               (IN MILLIONS)
Parent company debt:
  Senior redeemable notes...................................      $2,439
                                                                  ------
Subsidiary debt:
  Senior secured notes guaranteed by TWC ...................       1,400
  Secured bank credit facility..............................         975
  Secured obligation under an asset defeasance program (ADP)
     guaranteed by TWC......................................         750
  Secured sale and subsequent leaseback to TWC..............         269
  Secured PowerTel bank facility agreement..................          36
  Other.....................................................          42
                                                                  ------
     Total subsidiary debt..................................       3,472
                                                                  ------
Total consolidated debt.....................................      $5,911
                                                                  ======

     In March 2002, TWC secured the consents of holders of the $1.4 billion senior secured notes issued by WCG Note Trust, a wholly-owned subsidiary of WCG, and guaranteed by TWC to amend a provision that would have caused the acceleration of the notes in the event of a WCG bankruptcy or other events. The amendment affirmed TWC's obligations for all payments under the notes, which mature in March 2004, and allows TWC to fund the payments from any available sources. WCG is obligated to reimburse TWC for the payments discussed above with the exception of the March and September 2002 interest payments totaling approximately $115 million. WCG Note Trust's obligation to reimburse TWC is secured by a $1.5 billion note issued by WCG to WCG Note Trust. Consequently, to the extent TWC makes payments under these notes for which it is entitled to reimbursement, TWC will have an unsecured claim against WCG.

     The $975 million secured bank credit facility is secured by substantially all of WCG's assets except those secured under the asset defeasance program and those secured under the sale and subsequent leaseback with TWC.

     The schedule above includes $750 million associated with the asset defeasance program. As previously disclosed, Williams Communications, LLC (WCL), a wholly-owned subsidiary of WCG, was the lessee on a lease agreement covering a portion of its fiber-optic network. The total cost of the network assets covered by the lease agreement was $750 million. TWC guaranteed WCL's obligations under the lease. Subsequent to December 31, 2001, WCL exercised its right to acquire ownership of these assets as one of the steps to achieve a comprehensive restructuring. Pursuant to an agreement among WCG, WCL, TWC and the administrative agent for WCG's bank group, TWC was obligated to fund the purchase price of the network assets covered by the asset defeasance program. In exchange for making that payment, TWC is entitled to receive debt from WCG in the amount of approximately $750 million that is subordinate to, and neither matures nor requires any payments to be made earlier than one year after the maturity of, WCG's credit facility. On March 29, 2002, TWC funded the purchase price, the ADP assets were transferred to WCG, the asset defeasance program was terminated, and WCG tendered an unsecured note to TWC for approximately $750 million. As a result, WCG has included the assets and the associated obligation in its Consolidated Balance Sheet as of December 31, 2001 in anticipation of exercising the purchase option. TWC has reserved its rights with respect to the transaction.

     As previously noted WCG is currently in the process of negotiating new covenants and other terms with its bank group in connection with its restructuring. WCG has delivered a revised business plan to the bank group and is sending to the bank group, on a weekly basis, a cash forecast that projects cash receipts and payments for the following 13 week period.

     WCG's ultimate decision on whether or not to file for Chapter 11 reorganization, and if so, which legal entities will file, will ultimately be dictated by the option which allows WCG to preserve the value of the enterprise to the maximum extent possible.

POWERTEL LONG-TERM DEBT

     As of December 31, 2001, PowerTel was in violation of two covenant requirements under its 150 million Australian dollar bank facility and was in the process of negotiating a restructuring plan with its bank group. As of December 31, 2001, PowerTel had drawn 71 million Australian dollars (or $36.3 million) under the bank facility. In February 2002, WCG advanced PowerTel 16 million Australian dollars (or $8.3 million) in the form of a subordinated loan in order to satisfy certain conditions of the restructuring plan. In March 2002, as part of an approved restructuring plan with its bank group, PowerTel received waivers from its bank group related to the covenant violations for the three months ending December 31, 2001. Under the approved restructuring plan, PowerTel will have access to its remaining bank facility beginning September 1, 2002. PowerTel's violation of covenant requirements does not cause any cross-defaults under WCG's other debt obligations.

RESULTS OF OPERATIONS

     On February 4, 2002, WCG reported a preliminary net loss attributable to common stockholders for 2001 of approximately $1.2 billion subject to a continuing analysis of possible impairment related charges to WCG's long-lived assets. As more fully discussed in the Critical Accounting Policies section below, in March 2002, WCG concluded its analysis and recorded impairment charges of approximately $2.6 billion. WCG's net loss attributable to common stockholders for 2001, after giving effect to the impairment charges, was approximately $3.8 billion or $7.86 per share.

NEW YORK STOCK EXCHANGE DELISTING

     In March 2002, WCG was delisted from the New York Stock Exchange (NYSE) due to the low trading price relative to NYSE requirements, market capitalization and other possible factors not enumerated by the NYSE. The stock last traded on the NYSE on February 28, 2002 at a price of $0.13. WCG now trades on the over-the-counter bulletin board under the symbol "WCGr."

2001 DEVELOPMENTS

DISCONTINUED OPERATIONS

     On January 25, 2001, WCG's board of directors authorized a plan for its management to divest the Solutions segment that provided professional communications services and sold and installed communications equipment. Accordingly, the financial statements prior to 2001 reflect the Solutions segment as discontinued operations. On January 29, 2001, WCG signed an agreement to sell the domestic, Mexican and Canadian professional services operations of the Solutions segment to Platinum Equity LLC. This sale closed on March 31, 2001 for approximately $100 million in cash and an interest-bearing $75 million promissory note receivable of which $30 million is due on March 31, 2002 and $45 million plus accrued interest is due on September 30, 2002. WCG also entered into a collection agreement in which Platinum Equity LLC is responsible for the collection of certain identified retained accounts receivables. As of December 31, 2001, approximately

$86 million had been collected on the outstanding receivables. WCG believes it is adequately reserved for the remaining uncollected balance as of December 31, 2001.

     WCG is involved in a dispute with the purchaser regarding the calculation of net working capital as defined in the agreement. Platinum Equity LLC claims that WCG owes approximately $47 million as a working capital adjustment under the terms of the agreement. WCG denies that a working capital adjustment of this magnitude is required. The matter has been submitted to arbitration.

     On March 27, 2001, WCG signed an agreement to sell its remaining Canadian operations of the Solutions segment to Telus Corporation. The sale closed in second quarter 2001 for approximately $38 million in cash.

SALE OF ALGAR TELECOM LESTE, S.A.

     WCG entered into an agreement with America Movil, S.A. de C.V. in second quarter 2001 to sell its remaining economic interest in Algar Telecom Leste, S.A. (ATL). The transaction closed in third quarter 2001 and WCG received $309.6 million in cash with an additional $90.0 million due from America Movil, S.A. de C.V. on May 15, 2002. WCG recognized a gain from the sale of $45.1 million. In February 2002, America Movil, S.A. de C.V. prepaid its note from the sale of ATL by paying a discounted amount of $88.8 million.

AGREEMENT WITH TWC

     In February 2001, TWC and WCG entered into an agreement that, among other things, resulted in the transfer of ownership of a building under construction and other assets from TWC to WCG, a commitment to fund the completion of the building, the conversion of the TWC note into paid in capital and the issuance of 24.3 million shares of WCG Class A common stock. In 2001, WCG's total equity increased by approximately $1.2 billion as a result of this transaction. As of December 31, 2001, WCG has $72.8 million recorded as contra to capital in excess of par value representing the remaining cost of completing the building that TWC has agreed to fund.

TAX-FREE SPIN-OFF FROM TWC

     On March 30, 2001, TWC's board of directors approved a tax-free spin-off of WCG to TWC's shareholders. After the close of the market on April 23, 2001, TWC distributed approximately 95% of the WCG common stock it owned to holders of TWC common shares on a pro rata basis as a dividend distribution. Following the distribution, TWC retained approximately 5% of WCG's Class A common stock which TWC has committed to the Internal Revenue Service (IRS) to sell within five years of the tax-free spin-off. Under a separation agreement between TWC and WCG, subject to the receipt of a favorable letter ruling from the IRS which had been requested, TWC had agreed not to sell any shares before April 23, 2004. However, WCG has waived this requirement and accordingly, TWC is free to sell its shares of WCG at any time and has withdrawn its request for a letter ruling from the IRS that otherwise might have restricted its ability to sell its remaining WCG stock for three years.

     Prior to the spin-off of WCG from TWC, WCG received charges from TWC for certain corporate administrative expenses which were either directly identifiable or allocable under various methodologies. In conjunction with the spin-off, WCG has either hired employees to perform these functions or has entered into service level agreements with TWC for the continuation of services with initial terms primarily through December 31, 2001. WCG is currently in the process of transitioning services to other outside service providers. The combined costs of the additional employees and the costs incurred under the service level agreements have been approximately the same or less than the amounts incurred prior to the spin-off. In 2001, WCG incurred charges related to the spin-off of $6.9 million primarily consisting of legal and consulting costs.

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

CREDIT RATINGS

     On July 19, 2001, Moody's Investor Service (Moody's) announced that it lowered various credit ratings of WCG. The announcement stated that contributing to this change is the tax-free spin-off from TWC and the potential impact the current economic slowdown could have on both the telecommunications industry and WCG's operating results. This downgrade increased the borrowing rate on WCG's credit facility from LIBOR plus 2.75% to LIBOR plus 3.00% and could potentially limit or increase the cost of future public or private financings. In addition, due to the downgrade the credit facility lenders requested liens on WCG's assets that were not previously secured under the credit facility.

     During first quarter 2002, WCG's credit rating was downgraded by Standard & Poor's (S&P) rating agency due to the impact of a weak economy and current conditions within the telecommunications industry and warned it could cut the ratings further due to concerns about WCG's ability to fund its business beyond 2002. In addition, Moody's further downgraded WCG's credit rating.

DEBT PURCHASES

     In the second half of 2001, a wholly-owned subsidiary of WCG purchased $551.0 million of WCG's senior redeemable notes in the open market at an average price of 43% of face value. The purchase resulted in an extraordinary gain of $296.9 million (net of a zero provision for income taxes) including the recognition of deferred costs and debt discounts related to the purchased senior redeemable notes.

REPORTING CHANGES

     In fourth quarter 2001, WCG changed its measure of segment profit and loss to operating EBITDA. Operating EBITDA as defined by WCG, represents earnings before interest, income taxes, depreciation and amortization, lease costs attributable to WCG's operating lease agreement covering a portion of WCG's fiber-optic network (operating lease costs) and other unusual, non-recurring or non-cash items, such as asset impairments and restructuring charges, equity earnings or losses and minority interest. A reconciliation of operating EBITDA to loss from operations is presented in Note 4 to the financial statements.

NETWORK

  Winstar Communications, Inc.

     In April 2001, Winstar Communications, Inc. (Winstar) announced it filed for protection under Chapter 11 of the U.S. Bankruptcy Code and in September 2001, WCG reached a bankruptcy settlement agreement with Winstar. Under the bankruptcy settlement agreement, WCG and Winstar amended their 1998 agreement for WCG's 25-year indefeasible right to use a percentage of the wireless local capacity of Winstar. The amendment limited WCG's total capital expenditures for capacity on 200 of 270 hubs, or antenna sites, to the amount which was paid before March 31, 2001 of approximately $300 million, increased the amount of capacity WCG could utilize on the 200 hubs and canceled WCG's remaining payments for the undelivered hubs. The amendment also shortened the term of the original agreement to a 20-year term ending July 2021 from the original termination in December 2023. WCG and Winstar also entered into a mutual release of claims against each other for services and payments provided or made to each other prior to June 30, 2001. WCG agreed to provide services to Winstar while Winstar was under bankruptcy protection. Payment for on-network services was deferred and secured on an equal and pro-rata basis with Winstar's post-bankruptcy lenders. Any off-network services were paid for in cash on a monthly basis. Winstar also released any claims over two fibers in which it had a right to use and two fibers in which it had an option to purchase a right to use.

     In December 2001, IDT Corporation (IDT) purchased the assets of Winstar. Under the terms of the court order, WCG was ordered to provide the same services to IDT at the same rate provided to Winstar for up to 120 days effective December 19, 2001. During this interim period, IDT is required to prepay for on-network and off-network services and will determine which contracts to renew with WCG. As a result of a review for impairment of WCG's investment in Winstar's wireless hub capacity under Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of," WCG recorded a net impairment charge of $215.0 million in fourth quarter 2001 for its remaining investment in the wireless hub capacity.

  Ameritech Global Gateway Services acquisition

     In September 2001, WCG acquired two gateway switches from a SBC Communications, Inc. (SBC) subsidiary, Ameritech Global Gateway Services (AGGS), and in turn, WCG assumed the wholesale international long-distance business conducted by AGGS. The gateway switches allow WCG to offer outbound foreign termination and inbound domestic termination to other carrier customers. As part of this transaction, WCG signed a preferred provider status agreement with the long-distance telephone affiliate of SBC, SBC Long Distance (SBC-LD). Under the terms of the agreement, WCG is the preferred provider of SBC-LD's U.S.-originated international long-distance traffic. Revenues associated with this business totaled $47.4 million in 2001, including $14.5 million from SBC.

  WorldCom agreement

     In October 2001, WCG and WorldCom reached an agreement in which WCG sold to WorldCom its single strand of lit fiber (sometimes known as the SUSA fiber) that WCG had retained when it sold the majority of its predecessor network to WorldCom in 1995. In exchange for granting title to the SUSA fiber to WorldCom, WCG received cash of $143.6 million from WorldCom resulting in a gain to WCG in fourth quarter 2001 of $46.1 million. WCG did not record any revenue from this sale. WCG purchased from WorldCom a 20-year indefeasible right of use (IRU) of capacity on WorldCom's network for approximately $100 million. The agreement for the sale of the SUSA fiber and the purchase of the IRU settled ongoing disputes of operational matters dating back to 1995.

  Purchase of CoreExpress assets

     In December 2001, WCG closed its asset purchase agreement to obtain the fiber-optic network, intellectual property, and Internet protocol capabilities of CoreExpress. This acquisition enhances WCG's ability to offer value-added services that complement the traditional services offered by Internet Service Providers.

EMERGING MARKETS

  iBEAM Broadcasting Corp. acquisition

     WCG entered into an investment in third quarter 2001 with iBEAM Broadcasting Corp. (iBEAM), a provider of streaming communications solutions. Under the terms of the agreement, WCG invested $20 million in cash and agreed to provide $10 million of future services to iBEAM in exchange for convertible preferred stock of iBEAM representing approximately a 49% ownership of the company. On December 7, 2001, WCG purchased substantially all the assets of iBEAM under terms approved by U.S. Bankruptcy Court for consideration of approximately $25 million in cash and assumed certain liabilities of iBEAM relating to the acquired assets. WCG accounted for its investment in iBEAM under the equity method of accounting until the purchase of iBEAM in December 2001.

CRITICAL ACCOUNTING POLICIES

     Accounting standards require information in financial statements about the accounting principles and methods used and the risks and uncertainties inherent in significant estimates. WCG believes that its financial statements and footnote disclosures present fairly, in all material respects, an accurate application of generally accepted accounting principles (GAAP). In an effort to reconcile the technical application of GAAP to the communication and disclosure of important information to facilitate and enhance an investor's understanding of a company's financial status, and the possibility and implication of changes in the financial and operating status of a company, the Securities Exchange Commission issued Financial Reporting Release No. 60 (FR-60) in which it stated that it is considering new rules during 2002 to elicit more precise disclosures about the accounting policies that management believes are the most critical; that is, they are both most important to the portrayal of the company's financial condition and results, and they require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In addition, the SEC issued FR-61 to remind public companies of existing disclosure requirements and to suggest steps for meeting those requirements. In response to FR-60 and FR-61, and in anticipation of new rules, WCG is making the following comments, all of which should be read in conjunction with the audited financial statements including the accompanying footnotes:

  Impairments of long-lived assets

     Accounting standards at December 31, 2001 require WCG to evaluate and test recoverability of long-lived assets or asset groups including goodwill and other intangibles whenever events or changes in circumstances indicate that its carrying value amount may not be recoverable. Whenever these "impairment indicators" are present, the company must estimate the future cash flows attributable to the assets and determine whether or not future cash flows, net of direct cash flows attributable to the generation of those revenues, results in recovery of the company's basis in those assets. If so, there is no impairment. If not, then the company must record an impairment charge equal to the difference between its basis in the assets and the fair value of the assets. The rules further require the company to determine whether it plans to use the assets or hold the assets for sale.

     Throughout 2001, indicators of impairment were primarily limited to external forces such as general market and industry conditions. For example, many analysts anticipated and attributed WCG's depressed bond and equity prices during second and third quarter 2001 to factors associated with the spin-off from TWC. During third quarter 2001, national events such as the September 11 tragedy continued to put pressure on virtually all securities regardless of the industry. Throughout these periods, WCG continued to execute on its operational and financial plans, consistently growing its revenue base and meeting or beating operational EBITDA guidance. Inasmuch as WCG had recently completed its network and spin-off from TWC, it did not perceive the external factors and general market conditions as an inability to recover its basis in its long-lived assets. In contrast, WCG perceived this period as an opportunity to differentiate its performance from its peers.

     In October 2001, because of WCG's strong cash position and the generally depressed industry and market conditions, WCG and its bank group agreed to an amendment to defer a covenant requirement that would have otherwise forced WCG to raise cash in the form of equity by December 2001. WCG viewed this covenant amendment as further evidence that the external factors affecting its industry were not necessarily indicative of an inability to recover its basis in its long-lived assets.

     Simultaneously with obtaining the amendment, WCG and its bank group began a comprehensive review of the existing credit facility. In conjunction with that review, in November 2001, WCG completed an extensive cash flow modeling exercise which demonstrated adequate cash flow projections to sustain the carrying values of its long-lived assets on a held for use basis. This multi-year analysis included growth assumptions consistent with WCG's historical growth rates in the early years with increases in growth assumptions in Data and MediaXtranet services in two to three years. In addition, the analysis was performed following a number of positive factors that further caused WCG to believe that it would differentiate itself from its peers and accordingly mitigate, if not eliminate, what were otherwise external indicators of impairment. These items included but were not necessarily limited to:

     - The successful negotiation of the covenant deferral discussed above due in part to WCG's strong cash position.

     - Excess liquidity used to reduce outstanding debt by $551 million at an average price of 43% of the face value.

     - A stronger balance sheet subsequent to the spin-off from TWC primarily due to reduced debt balances.

     - Full compliance with existing financial covenants at September 30, 2001 and into fourth quarter 2001 and, after giving consideration to normal revenue growth at historical trends and planned capacity sales, an expectation of continuing compliance into 2002, if not the full year 2002.

     - Continued execution of its business plan resulting in WCG meeting or beating guidance.

     - Use of cash to opportunistically acquire companies or assets such as iBEAM, AGGS and CoreExpress.

     Accordingly, based on this analysis and the positive mitigating factors noted above, WCG concluded that there were no additional impairments to be recorded, other than those disclosed in the filing of WCG's Form 10-Q as of September 30, 2001, or for any reporting periods prior to December 31, 2001. Further, other than the potential for impairment related to WCG's investment in wireless capacity, which had been disclosed since first quarter 2001, WCG exited third quarter 2001 with an expectation that there would be no additional impairments in 2001 for the reasons noted above.

     However, during and subsequent to fourth quarter 2001, industry events including high profile bankruptcies of companies such as Global Crossing Ltd. and Enron Corp. and other actions by WCG's peer group, along with a continuing downward spiral of valuations associated with telecom companies, created an environment in which WCG could not differentiate itself from its peer group despite its continued execution of its operational and financial plan. In January 2002, WCG's bank group, through their administrative agent, informed WCG that, in their view, recent negative developments in the telecommunications industry raised questions as to whether or not WCG could confirm representations and warranties included in the credit facility. Those representations and warranties generally state that there has been no material adverse change to WCG. The banks questioned whether or not a material adverse change in the industry represented a material adverse change to WCG and accordingly reserved their rights to declare a default on WCG's credit facility despite WCG's continued execution on its operational and financial plan. This "reservation of rights" letter based on general market conditions, along with the industry events mentioned above, collectively represented new impairment indicators. Further, because one of the indicators was now in the form of a letter from WCG's bank group, which was a primary source of WCG's interim funding in its financial model until such time as WCG achieved free cash flow, WCG found itself in the position of needing to again assess the recoverability of its long-lived assets. This new assessment was made using assumptions that placed an increased need to preserve as much of its existing cash as possible and the sale of assets in a distressed market to raise cash to fund capital expenditures and working capital rather than relying on its credit facility. In addition, as part of the preparation of a comprehensive plan to restructure and de-leverage its balance sheet, management revised its plans and intentions with regard to the use of certain long-lived assets, and accordingly, revised its estimates of future cash flows associated with these long-lived assets. On February 25, 2002, WCG announced it was considering the potential benefits of a negotiated Chapter 11 reorganization process. Although WCG has not yet committed to a Chapter 11 reorganization, it is currently evaluating that alternative on the belief it will allow for a more orderly process that maximizes enterprise value. These restructuring scenarios, which are being driven and influenced by stakeholders of WCG, are substantially different from any of WCG's previous business plans and accordingly, when considering impairment impacts, has substantially different results. As part of its restructuring efforts and the management of its cost structure, WCG has taken steps to reduce its 2002 planned controllable cost structure by approximately 25%, including workforce reductions of approximately 750 employees in March 2002.

     As a result of these developments, WCG continued its impairment analysis subsequent to December 31, 2001. The events discussed above, all of which are required to be taken into consideration in the impairment analysis as of December 31, 2001, resulted in assigning higher probabilities to selling certain assets or ascribing cash flows to asset groups that may be carved out for sale that otherwise would have remained an integral part of WCG's overall network services, to compensate for the potential loss of funding as described above. These estimates include assumptions regarding decreased prices for WCG's products and services, significant increases in sales quantities in periods beyond 2002 and that WCG has adequate liquidity. If actual results do not meet or exceed these estimates, WCG will revise its estimates of future cash flows and additional asset impairments may be necessary.

     These events also resulted in abandoning or suspending projects because of a reduced workforce or uncertainties related to the availability of funding to complete the projects and limited growth profiles because of uncertainties now inherent in WCG's business. This analysis resulted in total year impairments as follows:

                                                               (IN MILLIONS)
Dark fiber and conduit(1)...................................      $1,876
Optronics equipment(2)......................................         336
International assets and undersea cable(3)..................         256
Wireless capacity, net(4)...................................         215
Abandoned projects and other(5).............................         211
Goodwill and other intangible assets(6).....................          86
                                                                  ------
  Total impairment of long-lived assets.....................      $2,980
                                                                  ======

---------------

(1) WCG has assumed that on various routes it will keep 8 to 24 fibers for its internal use. Previous assumptions were that WCG would keep an average of 24 fibers for its own use. WCG's fourth quarter 2001 impairment charge of approximately $1.9 billion considers this change and revised estimates of future cash flows for all excess fiber and conduit.

(2) Because of increasingly lower prices for excess optronics, WCG recorded a fourth quarter 2001 impairment charge of approximately $186 million. WCG had previously recorded a third quarter 2001 impairment charge of approximately $150 million related to excess optronics.

(3) As of December 31, 2001, WCG has ownership interest in a number of international routes in process of completion for which the funding of that completion is now in doubt. In addition, the recent or expected completion of several undersea cable systems has negatively impacted prices. Because of these conditions, WCG does not believe it will recover its investment in these international assets. As such, WCG recorded a fourth quarter 2001 impairment charge of approximately $256 million on international routes.

(4) WCG had previously entered into a strategic relationship with Winstar. WCG planned to use wireless technology to provide high capacity local exchange and internet access services to companies located in buildings not served by fiber-optic cable. However, in 2001 Winstar filed for bankruptcy protection and the assets were subsequently purchased by another company. WCG has fully impaired its basis in the Winstar capacity that it had previously purchased by recording a net fourth quarter 2001 impairment charge of approximately $215 million.

(5) WCG recorded a fourth quarter 2001 impairment charge of approximately $181 million primarily representing the write-off of project costs that will not be completed because of funding constraints and/or personnel reductions. WCG had previously recorded a third quarter 2001 charge of approximately $30 million for similar items.

(6) WCG recorded a fourth quarter 2001 impairment charge of approximately $75 million representing the remaining balances of its goodwill and other intangibles. WCG had previously recorded a third quarter 2001 impairment charge of approximately $11 million related to goodwill associated with its satellite operations.

     The impairment analysis has been prepared on a going concern basis and WCG's remaining basis in its long-lived assets is presumed to be recoverable through future cash flows. If WCG enters bankruptcy, further impairments may be necessary because of differences between accounting for impairments of long-lived assets under SFAS 121 and accounting for such assets under "Fresh Start Accounting" as described in Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." These differences include, but may not be limited to, the revaluation of all assets to fair value, further revisions of the underlying cash flow assumptions, revised assumptions underlying assets to be held for use versus assets to be sold, or estimates or appraisals for the purpose of determining and/or establishing a new enterprise value.

  Impairments of investments

     Accounting standards require WCG to classify investments in other companies as trading securities or available-for-sale securities. WCG generally classifies its investments as available-for-sale. Unrealized appreciation or depreciation is reported as a component of other comprehensive income within the balance sheet. Exceptions to this practice occur when the losses are deemed to be other than temporary in which case the losses are required to be reflected in the income statement. Similar rules requiring loss recognition through the income statement apply when losses are deemed to be other than temporary for equity method investments. WCG systematically, throughout the year, evaluated its investment portfolio and recorded impairment charges of $207.6 million during 2001, of which $71.9 million was recorded in fourth quarter 2001.

     As of December 31, 2001 WCG's investment portfolio includes a remaining basis of marketable equity securities of approximately $11 million, cost-based investments of approximately $3 million and equity method investments of approximately $8 million. WCG will continue to monitor its portfolio in future quarters for signs of declines in values of an other than temporary nature.

  Debt, preferred stock obligations and covenant compliance

     As of December 31, 2001, WCG has obligations classified as debt totaling approximately $5.9 billion, of which approximately $5.8 billion is listed as long-term. Substantially all of WCG's assets are pledged as collateral for WCG's debt. A description of the debt, including payment terms, and a maturity schedule are included in Note 12 to the financial statements. WCG's debt agreements contain a number of terms that require it to take certain actions, which restrict it from various other actions and require it to meet certain financial ratios. The terms and the calculations (collectively referred to as covenants) require subjective and legal interpretations. The ability for WCG to continue to classify its debt as long-term is dependent on its ability to continue to meet the covenant requirements listed in the debt agreements or obtain waivers or amendments in the event WCG cannot comply with its covenants or cure any instances of noncompliance. As of December 31, 2001, WCG believes it is in compliance with its covenants. However, as previously described and as reflected in WCG's report from its independent public accountants, certain of WCG's creditors have informed WCG that in their view, WCG may be in default under the terms of its credit facility. This condition raises substantial doubt about WCG's ability to continue as a going concern. Certain of WCG's debt agreements require that its annual financial statements be accompanied by an opinion from its independent public accountants that does not contain a "going concern" explanatory paragraph. Noncompliance with this term is an event of default. As a result of the inclusion of the going concern explanatory paragraph in that report, WCG will not be able to satisfy this term in the agreements. In addition, WCG anticipates that it may be in default under other covenants in 2002. Consequently, unless WCG is able to obtain a waiver of or amendment to this and certain other covenants in its credit facility or refinance the indebtedness under its credit facility by April 30, 2002, an "Event of Default" will occur under the terms of the credit facility. If an Event of Default occurs, the lenders under the credit facility would not be obligated to make additional advances under the credit facility; would be entitled to declare all amounts outstanding under the credit facility, including accrued interest or other obligations, to be immediately due and payable; and would be entitled to proceed against the collateral granted to them to secure the debt under the credit facility. Substantially all of the assets of WCG are pledged as collateral under the credit facility. Unless WCG is able to obtain a waiver of or amendment to certain covenants in the credit facility, cross-defaults could occur making substantially all of WCG's other long-term debt due. In addition, WCG anticipates making use of the 30-day grace period for interest payments totaling approximately $91 million that would be due on April 1, 2002 on approximately $1.7 billion face value, on a consolidated basis, of its senior redeemable notes. If WCG does not make the required payments within the grace period, cross-defaults may give the senior redeemable noteholders and other creditors the right to seek remedies. WCG does not have existing liquidity sufficient to pay all amounts that would become due as a result of defaults under the credit facility or the senior redeemable notes and, thus, would have to find other means of liquidity, enter into separate agreements to restructure its debt agreements, or file a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in order to avoid the material adverse effects associated with creditors foreclosing or exercising other remedies.

     At December 31, 2001, WCG has unamortized debt issuance costs of $103.5 included in other assets and deferred charges. These charges are amortized as additional interest expense over the estimated life of the associated debt with maturity dates of 2004 to 2010. As a result of the balance sheet restructuring efforts in process, subsequent to December 31, 2001, WCG will need to reassess the remaining useful life which could result in the write-off of the remaining debt issuance costs in 2002.

     As of December 31, 2001, PowerTel was in violation of two covenant requirements under its 150 million Australian dollar bank facility and was in the process of negotiating a restructuring plan with its bank group. As of December 31, 2001, PowerTel had drawn 71 million Australian dollars (or $36.3 million) under the bank facility. In February 2002, WCG advanced PowerTel 16 million Australian dollars (or $8.3 million) in the form of a subordinated loan in order to satisfy certain conditions of the restructuring plan. In March 2002, as part of the approved restructuring plan with its bank group, PowerTel received waivers from its bank group related to the covenant violations for the three months ending December 31, 2001. Under the approved restructuring plan, PowerTel will have access to its remaining bank facility beginning September 1, 2002. PowerTel's violation of covenant requirements does not cause any cross-defaults under WCG's other debt obligations.

     WCG has redeemable cumulative convertible preferred stock outstanding as of December 31, 2001 of approximately $242 million. Through January 15, 2002, WCG has met all required quarterly dividends although WCG has discretion to defer the payments for up to six quarters without triggering certain rights of holders of the preferred stock. In February 2002, WCG adopted a policy that it will not declare or pay dividends on the preferred stock until such time as the market price of the common stock equals or exceeds $5.00 per share. In accordance with existing GAAP, the preferred stock is classified on its balance sheet as mezzanine financing, meaning it is neither debt nor equity. Pending rules before the Financial Accounting Standards Board would require classifying this security as debt, due in 2012.

  Collections on notes receivable

     As of December 31, 2001, WCG has notes receivable outstanding of approximately $179 million primarily related to the sale of its Solutions business of approximately $75 million and the sale of its remaining interest in ATL of approximately $90 million. In February 2002, America Movil, S.A. de C.V. prepaid its note from the sale of ATL by paying a discounted amount of $88.8 million. WCG is involved in a dispute with the purchaser of its Solutions business regarding the calculation of net working capital as defined in the agreement in which the purchaser claims that WCG owes approximately $47 million. WCG denies that a working capital adjustment of this magnitude is required. The matter has been submitted to arbitration.

  Revenue Recognition

     WCG recognizes capacity revenues monthly as services are provided or as revenues are earned. As a result of accounting rules that became effective in June 1999, revenues from WCG's dark fiber IRU transactions are accounted for as operating leases and recognized over the life of the agreement. WCG has recognized one-time dark fiber IRU revenues only to the extent that title was transferred or to the extent that the fulfillment of the order was pursuant to an obligation that existed prior to June 1999. WCG's dark fiber revenues are separately disclosed in Note 4 to the financial statements.

     As part of WCG's strategy to be the low cost provider, WCG has entered into transactions such as buying, selling, swapping and/or exchanging capacity, conduit and fiber to complete and compliment its network. WCG has not recognized or recorded any one-time capacity or service revenues from these transactions. Depending upon the terms of the agreement, certain transactions are accounted for as pure asset swaps with no revenue and no cost recognition while certain transactions are accounted for as both revenue and cost over the corresponding length of time for each agreement.

FINANCING ARRANGEMENTS GUARANTEED BY TWC AND OBLIGATIONS TO TWC

     In March 2001, WCG Note Trust, which is wholly-owned by WCL, issued approximately $1.4 billion of 8.25% senior secured notes in a private placement. This obligation ranks equal to all of WCG's existing and future senior unsecured debt, senior to subordinated debt and junior to any secured debt WCG may incur as to the assets securing such debt. This obligation is described further in
Note 12 to the financial statements. TWC provided indirect credit support for the notes through a commitment to issue its preferred stock in the event of a default under the senior secured notes. In March 2002, TWC secured the consents of holders of the senior secured notes guaranteed by TWC to amend a provision that would have caused the acceleration of the notes in the event of a WCG bankruptcy or other events. The amendment affirmed TWC's obligations for all payments under the notes, which mature in 2004, and allows TWC to fund the payments from any available sources. WCG is obligated to reimburse TWC for the payment discussed above with the exception of the March and September 2002 interest payments totaling approximately $115 million. WCG Note Trust's obligation to reimburse TWC is secured by a $1.5 billion note issued by WCG to WCG Note Trust. Consequently, to the extent TWC makes payments under these notes for which it is entitled to reimbursement, TWC will likely have an unsecured claim against WCG.

     Subsequent to December 31, 2001, WCL exercised its right to acquire ownership of the assets covered by the asset defeasance program, as one of the steps to achieve a comprehensive restructuring. WCG has included the assets and the associated obligation on its Consolidated Balance Sheet as of December 31, 2001, in anticipation of exercising its purchase option. TWC was notified that WCL exercised its right to purchase the assets covered by the asset defeasance program. Pursuant to an agreement among WCG, WCL, TWC and the administrative agent for WCG's bank group, TWC was obligated to fund the purchase price of the network assets covered by the asset defeasance program. In exchange for making that payment, TWC is entitled to receive debt from WCG in the amount of approximately $750 million that is subordinate to, and neither matures nor requires any payments to be made earlier than one year after the maturity of, WCG's credit facility. On March 29, 2002, TWC funded the purchase price, the ADP assets were transferred to WCG, the asset defeasance program was terminated, and WCG tendered an unsecured note to TWC for approximately $750 million. TWC has reserved its rights with respect to the transaction.

     In September 2001, WCG sold its Technology Center building and other ancillary assets to TWC for approximately $276 million in cash. Concurrent with the sale, WCG leased the

Technology Center building for a period of ten years and other ancillary assets for a period of three to ten years with varying payment terms. WCG has an option to repurchase and TWC has the right to sell the Technology Center building to WCG at the expiration date of the lease for approximately $92 million. WCG also has the option to repurchase and TWC has the right to sell certain ancillary assets to WCG at the expiration date of the lease at their stated fair market value per the lease. In the event neither WCG nor TWC exercise these options, the property will remain owned by TWC.

     As of December 31, 2001, WCG owes TWC approximately $100 million for various normal course services which is included in accounts payable. By agreement with TWC, WCG elected to defer payment of these payables until September 15, 2002 at an interest rate of 8.25%.

TRANSACTIONS WITH SBC

     SBC is WCG's largest customer and was a related party due to the membership of an officer of SBC on WCG's board of directors. Subsequent to December 31, 2001, the officer of SBC resigned his membership on WCG's board of directors. SBC purchases domestic voice and data long-distance and local transport services from WCG. Revenues from SBC were $402.0 million, $169.4 million and $2.4 million in 2001, 2000 and 1999, respectively. WCG purchases local transport services, platform services such as toll-free, operator, calling card and directory assistance services and international services such as transport and switched-voice services from SBC. These purchases from SBC were $149.6 million, $51.7 million and $13.2 million in 2001, 2000 and 1999, respectively. Amounts due from SBC were $65.3 million and $24.7 million as of December 31, 2001 and 2000, respectively. Amounts due to SBC were $1.5 million as of December 31, 2001. No amounts were due to SBC as of December 31, 2000.

     In a series of transactions in first quarter 2000, WCG sold to an entity jointly owned by SBC and Telefonos de Mexico S.A. de C.V., 7% and 30% of ATL's total preferred shares and common stock, respectively. The partial sale of WCG's investment in ATL yielded proceeds of approximately $168 million. WCG recognized a gain on the sale of $16.5 million and deferred a gain of approximately $121 million associated with $150 million of the proceeds which were subsequently advanced to ATL. In June 2000, WCG acquired SBC's interests in undersea communications cables between the United States and China, and between the United States and Japan, for a purchase price of $111.4 million. In September 2000, WCG acquired the long-distance network assets of Ameritech Communications, Inc., a subsidiary of SBC, for a purchase price of approximately $145 million. These assets are located in the states of Illinois, Indiana, Michigan, Ohio and Wisconsin and include a 2,200 mile fiber-optic network over four routes, IRU in dark fiber and 15 data centers. In September 2001, WCG acquired the wholesale international long-distance business conducted by AGGS, a subsidiary of SBC for approximately $13 million in cash.

RESULTS OF OPERATIONS

     The table below summarizes WCG's consolidated results from operations:

                                                        YEAR ENDED DECEMBER 31,
                                                  ------------------------------------
                                                     2001          2000        1999
                                                  -----------   ----------   ---------
                                                             (IN THOUSANDS)
Revenues:
  Network.......................................  $ 1,077,840   $  705,020   $ 438,509
  Emerging Markets..............................      164,702      168,761     162,849
  Other.........................................           --           --      35,435
  Eliminations..................................      (57,021)     (34,704)    (35,337)
                                                  -----------   ----------   ---------
     Total revenues.............................    1,185,521      839,077     601,456
Operating expenses:
  Cost of sales.................................    1,029,455      823,272     526,040
  Selling, general and administrative...........      285,771      270,071     199,615
  Provision for doubtful accounts...............       26,020        9,959       1,066
  Depreciation and amortization.................      467,118      185,024      86,718
  Asset impairments and restructuring charges...    2,979,925           --      33,854
  Other expense (income), net...................      (58,402)        (578)        658
                                                  -----------   ----------   ---------
     Total operating expenses...................    4,729,887    1,287,748     847,951
                                                  -----------   ----------   ---------
Loss from operations............................   (3,544,366)    (448,671)   (246,495)
Net interest expense............................     (454,724)    (221,116)    (96,421)
Investing income (loss):
  Interest and other............................       47,829       59,434      29,777
  Equity losses.................................      (35,522)     (20,297)    (36,440)
  Income (loss) from investments................      (95,722)     294,136       9,397
Minority interest in loss of consolidated
  subsidiaries..................................       25,533       24,492       9,044
Other income (loss), net........................         (160)         227        (359)
                                                  -----------   ----------   ---------
Loss before income taxes........................   (4,057,132)    (311,795)   (331,497)
Benefit (provision) from income taxes...........      (50,121)      34,107       3,185
                                                  -----------   ----------   ---------
Loss from continuing operations.................  $(4,107,253)  $ (277,688)  $(328,312)
                                                  ===========   ==========   =========

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

CONSOLIDATED RESULTS

     WCG's loss from continuing operations increased $3.8 billion due to an increase in loss from operations of $3.1 billion, a decrease in investing income of $416.7 million, an increase in net interest expense of $233.6 million and an increase of $84.2 million related to the tax provision.

     Excluding asset impairments and restructuring charges of $3.0 billion in 2001, Network and Emerging Markets accounted for $91.5 million and $29.1 million, respectively, of the increase in loss from operations while Other decreased $4.9 million.

NETWORK

     The table below summarizes Network's results from operations:

                                                        YEAR ENDED DECEMBER 31,
                                                  ------------------------------------
                                                     2001          2000        1999
                                                  -----------   ----------   ---------
                                                             (IN THOUSANDS)
Revenues:
  Dark fiber....................................  $     9,101   $   62,397   $ 109,258
  Capacity and other............................    1,012,098      608,348     295,799
  Intercompany..................................       56,641       34,275      33,452
                                                  -----------   ----------   ---------
     Total revenues.............................    1,077,840      705,020     438,509
Operating expenses:
  Cost of sales.................................      932,714      726,125     415,191
  Selling, general and administrative...........      241,463      221,281     138,748
  Provision for doubtful accounts...............       24,394        8,752         989
  Depreciation and amortization.................      433,032      154,288      51,454
  Asset impairments and restructuring charges...    2,928,648           --          --
  Other expense (income), net...................      (57,316)        (526)         25
                                                  -----------   ----------   ---------
     Total operating expenses...................    4,502,935    1,109,920     606,407
                                                  -----------   ----------   ---------
Loss from operations............................  $(3,425,095)  $ (404,900)  $(167,898)
                                                  ===========   ==========   =========

     Network revenues increased $372.8 million, or 53%, primarily attributable to data and voice services provided to SBC of approximately $402 million in 2001 compared to approximately $169 million in 2000 and an increase of $47.4 million attributable to the acquisition of AGGS as of September 28, 2001, of which $14.5 million relates to SBC and is included in the SBC revenues amount above. The remaining increase is attributable to sales to new customers as well as expanded sales to existing customers, both domestic and international, partially offset by contractual price re-rates, customer disconnects and $53.3 million lower revenues from dark fiber transactions entered into prior to June 30, 1999, and accordingly accounted for as sales-type leases.

     Network had a gross profit of $145.1 million in 2001 while Network's costs of sales exceeded revenues by $21.1 million in 2000. The continued improvement in Network's gross profit is primarily a result of revenue growth described above and greater on-net utilization, partially offset by increased payroll related expenses.

     Network's selling, general and administrative expenses increased $20.2 million, or 9%, due primarily to an increase in payroll related expenses. Network's selling, general and administrative expenses decreased to 22% in 2001 as a percentage of revenues from 31% in 2000. Network's provision for doubtful accounts increased $15.6 million primarily due to the growth in its customer base and general market conditions in the telecommunications industry.

     Network's depreciation and amortization increased $278.7 million primarily as a result of assets placed in service since December 31, 2000, as well as in fourth quarter 2000.

     Network's asset impairments and restructuring charges in 2001 were $2.9 billion consisting of the following categories: dark fiber and conduit (approximately $1.9 billion), optronics equipment (approximately $336 million), international assets and undersea cable (approximately $256 million), wireless capacity, net (approximately $215 million), abandoned projects and other

(approximately $211 million) and goodwill and other intangible assets (approximately $35 million). See Critical Accounting Policies -- Impairments of long-lived assets for further details.

     Network's other income increased $56.8 million primarily related to the sale of SUSA fiber of $46.1 million and settlement gains of $28.7 million related to the termination of various agreements, partially offset by expenses related to a loss provision on notes receivable of $12.0 million.

EMERGING MARKETS

     The table below summarizes Emerging Markets' results from operations:

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2001        2000       1999
                                                      ---------   --------   --------
                                                              (IN THOUSANDS)
Revenues............................................  $ 164,702   $168,761   $162,849
Operating expenses:
  Cost of sales.....................................    153,762    131,851    122,915
  Selling, general and administrative...............     41,155     42,033     40,568
  Provision for doubtful accounts...................      1,626      1,207       (160)
  Depreciation and amortization.....................     33,607     30,269     29,866
  Asset impairments and restructuring charges.......     51,277         --         --
  Other expense (income), net.......................        206        (48)       254
                                                      ---------   --------   --------
     Total operating expenses.......................    281,633    205,312    193,443
                                                      ---------   --------   --------
Loss from operations................................  $(116,931)  $(36,551)  $(30,594)
                                                      =========   ========   ========

     Emerging Markets' revenues decreased $4.1 million, or 2%, primarily due to a decrease in satellite business, partially offset by higher revenues from media services and the transmission of broadcast news events.

     Emerging Markets' gross profit decreased to $10.9 million in 2001 from $36.9 million in 2000. Gross margin decreased to 7% in 2001 from 22% in 2000. The decrease in gross profit is primarily due to costs associated with the development of media services and a lower gross profit relating to its satellite business.

     Emerging Markets' selling, general and administrative expenses decreased $0.8 million, or 2%, due primarily to lower expenses in existing Vyvx activities offset by an increase in payroll related and professional services expenses associated with the development of media services.

     Emerging Markets' depreciation and amortization expense increased $3.3 million, or 11%, due primarily to assets placed in service since December 31, 2000 relating to media services.

     Emerging Markets' asset impairments and restructuring charges in 2001 represents an impairment of goodwill associated with its satellite and advertising distribution operations of $11.3 million and $40.0 million, respectively.

OTHER

     The table below summarizes other results from operations:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2001      2000       1999
                                                         -------   -------   --------
                                                                (IN THOUSANDS)
Revenues...............................................  $    --   $    --   $ 35,435
Operating expenses:
  Cost of sales........................................       --        --     23,271
  Selling, general and administrative..................    3,153     6,757     20,299
  Provision for doubtful accounts......................       --        --        237
  Depreciation and amortization........................      479       467      5,398
  Asset impairments and restructuring charges..........       --        --     33,854
  Other expense (income), net..........................   (1,292)       (4)       379
                                                         -------   -------   --------
     Total operating expenses..........................    2,340     7,220     83,438
                                                         -------   -------   --------
Loss from operations...................................  $(2,340)  $(7,220)  $(48,003)
                                                         =======   =======   ========

     Other results represent costs associated with managing certain equity and cost-based investments.

     Selling, general and administrative expenses decreased $3.6 million, or 53%, primarily due to lower costs related to managing WCG's investment in ATL as it was sold in third quarter 2001.

CONSOLIDATED NON-OPERATING COSTS

     WCG's net interest expense in 2001 increased $233.6 million from 2000 as a result of increased borrowings, some at higher interest rates, to finance operations and capital expenditures and decreased interest capitalized primarily due to fewer assets under construction. Excluding the $750 million obligation under the asset defeasance program which was added to WCG's Consolidated Balance Sheet as of December 31, 2001, WCG's total debt has increased $634.6 million from December 31, 2000 to December 31, 2001, which primarily reflects the $1.4 billion principal amount of senior secured notes issued in March 2001, borrowing of the $450.0 million add-on to its credit facility in April 2001, and the sale and subsequent leaseback of its Technology Center and other ancillary assets for $276.0 million in September 2001. These items are partially offset by the exchange of the $975.6 million TWC note for WCG's equity in February 2001 and the purchase of $551.0 million of its senior redeemable notes in third and fourth quarter 2001.

     WCG's interest and other investing income in 2001 decreased $11.6 million due to a reduction in short-term interest rates partially offset by higher average short-term investment balances in 2001 compared to 2000.

     WCG's equity losses in 2001 increased $15.2 million due primarily to $20.0 million of equity losses related to WCG's equity investment in iBEAM in third quarter 2001. WCG purchased the assets of iBEAM out of bankruptcy in December 2001 (see 2001 Developments). This increase is partially offset by a decrease of $10.5 million related to WCG's share of cumulative losses attributable to an equity method investment exceeding its investment balance in fourth quarter 2000. As a result, WCG suspended recording equity losses related to the investment with the exception of any additional financing activity.

     Loss from investments in 2001 of $95.7 million includes a loss of $207.6 million related to write-downs of certain investments resulting from management's determination that the decline in the value of these investments was other than temporary. This loss was partially offset by a gain of $45.1 million from the sale of WCG's remaining economic interest in ATL to America Movil, S.A. de C.V., gains of $40.9 million realized from the termination of cashless collars on certain marketable equity securities and net gains of $23.2 million from sales of certain marketable equity securities.

     Income from investments in 2000 of $294.1 million includes a gain of $214.7 million from the conversion of WCG's shares of common stock of Concentric Network Corporation into shares of common stock of XO Communications, Inc. pursuant to a merger of those companies completed in June 2000 and net gains of $93.7 million related to the sales of certain marketable equity securities. In addition, there were gains of $16.5 million related to the partial sale of WCG's interest in ATL and receipt of a $3.7 million dividend from a cost-based investment, partially offset by $34.5 million of write-downs of certain investments resulting from management's determination that the decline in the value of these investments was other than temporary.

     WCG's tax provision in 2001 is significantly different than the benefit expected from applying the federal statuary rate to pre-tax losses primarily due to a valuation allowance established for WCG's net deferred tax assets. The valuation allowance fully reserves WCG's net deferred tax assets. Reductions during 2001 in the fair value of marketable equity securities reduced the associated deferred tax liabilities creating a $50 million net deferred tax asset for which the utilization has not yet been demonstrated. WCG's entire 2001 tax provision is due to WCG fully reserving its net deferred tax asset. WCG recorded a $34.1 million tax benefit in 2000 primarily due to changes in various temporary differences including changes in deferred revenue balances that resulted in a fully reserved net deferred tax asset as of December 31, 2000.

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

     Network and Emerging Markets accounted for $237.0 million and $6.0 million of the increase in loss from operations, respectively. Other loss from operations decreased by $40.8 million.

NETWORK

     Network's revenues increased $266.5 million, or 61%, primarily due to a $311.6 million increase related to data and voice services provided to its customers as the traffic increased on its network. Approximately 50% of the increase in data and voice revenues is attributable to SBC, due in part to a decision by the Federal Communications Commission announced at the end of second quarter 2000 allowing it to sell long-distance service in Texas. The increase in revenues is partially offset by $46.9 million lower revenues from dark fiber transactions entered into prior to June 30, 1999, and accordingly accounted for as sales-type leases.

     Network's cost of sales exceeded revenues by $21.1 million in 2000. In 1999, Network had a gross profit of $23.3 million. Cost of sales increased $310.9 million, or 75%, primarily due to a $203.5 million increase related to data and voice off-net capacity and local access connection costs in support of the revenue increase described above, $63.8 million of higher operating and maintenance costs to support the increased revenue streams, $52.0 million of lease expense attributable to WCG's operating lease agreement covering a portion of WCG's fiber optic network, $16.2 million of higher ad valorem taxes reflecting the increased asset base associated with the network build-out and $12.9 million of higher leasing costs for equipment collocation space and data centers. The increase in costs is partially offset by $25.1 million lower costs of sales associated with the reduced level of dark fiber transactions accounted for as sales-type leases.

     Network's selling, general and administrative expenses increased $82.6 million, or 59%, primarily due to adding resources and infrastructure required to support its growing customer base.

     Network's provision for doubtful accounts increased $7.8 million primarily due to the growth in its customer base and general market conditions primarily in the last six months of 2000.

     Network's depreciation and amortization increased $102.8 million primarily as a result of placing an additional 8,000 route miles in operation since December 31, 1999.

EMERGING MARKETS

     Emerging Markets' revenues increased $6.0 million, or 4%, as a result of higher revenues from both media and video transmission services, partially offset by lower satellite business.

     Emerging Markets' gross profit decreased to $36.9 million in 2000 from $39.9 million in 1999. Gross margin decreased to 22% in 2000 from 25% in 1999. Cost of sales increased $9.0 million, or 7%, as a result of an increase in media and transmission service revenues, an increase in resources to support these services and costs associated with the development of media services.

OTHER

     WCG sold its audio and video conferencing services and closed-circuit video broadcasting services business in 1999 for which it recognized a pre-tax loss of $28.4 million, included in asset impairments and restructuring charges. The remaining portion of WCG's learning content business was also sold in 1999. WCG also abandoned a business that provided wireless remote monitoring and meter reading equipment and related services to industrial and commercial customers in 1999 for which it recognized a loss of $5.5 million, included in asset impairments and restructuring charges. As a result, in 2000, there were no operations related to these businesses and selling, general and administrative expenses and depreciation and amortization expenses have been significantly reduced. The costs incurred in 2000 represent costs associated with managing certain equity and cost-based investments.

CONSOLIDATED NON-OPERATING COSTS

     WCG's net interest expense in 2000 increased $124.7 million from 1999 as a result of increased borrowings at higher interest rates to finance operations and capital expenditures, partially offset by increased interest capitalized of $127.2 million related to assets under construction. WCG's total debt increased $1.5 billion from December 31, 1999, to December 31, 2000, which primarily reflects the $1.0 billion principal amount of senior redeemable notes issued in August 2000 and the borrowing of the $525.0 million term loan under the credit facility in September 2000.

     WCG's interest and other investing income in 2000 increased $29.6 million due to interest earned on short-term investments, which were purchased with proceeds from the October 1999 offerings and concurrent investments, the August 2000 debt offering and the borrowing of the term loan under the credit facility in September 2000.

     WCG's equity losses decreased $16.1 million primarily due to WCG's decreased equity ownership of ATL, which resulted in $22.9 million less equity losses, partially offset by a $10.7 million increase in equity losses from WCG applying the equity method of accounting to an investment beginning in first quarter 2000 that was previously consolidated in 1999. In fourth quarter 2000, WCG's share of the cumulative losses attributable to this equity method investment exceeded its investment balance. As a result, WCG suspended the recording of equity losses related to this investment with the exception of any additional financing activity.

     Income from investments in 2000 of $294.1 million includes a gain of $214.7 million from the conversion of WCG's shares of common stock of Concentric Network Corporation into shares of common stock of XO Communications, Inc. pursuant to a merger of those companies completed in June 2000 and net gains of $93.7 million related to the sales of certain marketable equity securities. In addition, there were gains of $16.5 million related to the partial sale of its interest in ATL and receipt of a $3.7 million dividend from a cost-based investment, partially offset by $34.5 million write-downs of certain investments resulting from management's determination that the decline in the value of these investments was other than temporary.

     Income from investments in 1999 represents dividends received from a cost-based investment.

     The change in minority interest increased $15.5 million due to an increase in PowerTel's net loss.

     WCG's tax benefit increased $30.9 million primarily due to changes in various temporary differences including changes in deferred revenue balances that resulted in a fully reserved net deferred tax asset as of December 31, 2000 as compared to a net deferred tax liability position as of December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

2002 AND 2003

FINANCING PLAN

     As of December 31, 2001, WCG had cash, cash equivalents and short-term investments of approximately $1 billion. WCG does not anticipate raising additional funds during 2002. WCG is currently undergoing efforts to restructure its balance sheet. The need to raise additional funds in 2003 will depend on the outcome of WCG's balance sheet restructuring efforts as more fully discussed in the 2002 Recent Developments section.

     The financing plan presented below reflects the impact of agreements reached through March 2002 with TWC with regard to amending the senior secured notes and exercising its option to purchase assets covered under the asset defeasance program. All other debt obligations are assumed to remain outstanding. WCG's financing plan will ultimately be determined by the development of and execution of its comprehensive debt restructuring plan.

CASH REQUIREMENTS

     WCG's expected cash requirements for 2002 and 2003 total approximately $1.2 billion consisting of the following:

     - capital expenditures of approximately $325 million;

     - debt service obligations of approximately $1.2 billion;

     - partially offset by cash expected to be generated from its operating and investing activities including cash from asset sales, dark fiber transactions and other capacity sales.

     As previously announced, WCG, in response to the events and conditions described below, is evaluating restructuring options in an effort to develop a comprehensive plan to restructure and de-leverage its balance sheet by reducing the amount of its indebtedness outstanding. Among the options under consideration is reorganization under Chapter 11 of the U.S. Bankruptcy Code. WCG has not committed to a Chapter 11 reorganization or any other option.

     WCG is evaluating a Chapter 11 reorganization as an alternative to maximize enterprise value, support the uninterrupted continuation of the business and minimize the damage to customer and vendor relationships that uncertainty about WCG's financial condition might otherwise create. Although WCG believes that, if it chooses to reorganize under Chapter 11, these objectives can be furthered by the negotiation of a plan of reorganization prior to filing for bankruptcy protection with some or all of its stakeholders, WCG cannot assure that it can negotiate a consensual plan of restructuring prior to any filing or at all. WCG is engaged in discussions regarding the restructuring with representatives of three of its major stakeholders, TWC, certain holders of its senior redeemable notes and its bank group. The option pursued by WCG will depend in part on the outcome of these discussions.

     As part of its restructuring effort, WCG has taken steps to reduce its 2002 planned controllable cost structure by approximately 25%. These steps have included workforce reductions of approximately 750 employees in March 2002. WCG expects to incur restructuring charges of approximately $13 million in first quarter 2002 due to these workforce reductions.

     To successfully restructure, WCG must obtain the agreement of at least some of its major stakeholders, each of which may view its own interest to be in conflict with the other constituencies. Accordingly, WCG cannot provide assurance that it will be able to effect a restructuring. As reflected in WCG's report from its independent public accountants, certain of WCG's creditors have informed WCG that in their view, WCG may be in default under the terms of its credit facility. This condition raises substantial doubt about WCG's ability to continue as a going concern.

     WCG believes that preserving the value of the enterprise is best effected by an expedited resolution to the restructuring process. Although WCG believes that a Chapter 11 reorganization would support the uninterrupted continuation of the business and minimal impact to customer and vendor relationships, there are significant risks involved in any bankruptcy proceeding. The following narrative does not attempt to address all of the possible risks or negative impacts that could result from a bankruptcy filing or any other plan of restructuring. Accordingly, this section must be read in conjunction with Item 1, Business, and
Item 8, Financial Statements and Supplementary Data, as well as the risk factors under Forward-Looking Information at the end of Item 1.

     WCG has various debt covenants relating to its $1.5 billion credit facility with various banks. One of the covenants would have required WCG to raise $224 million in cash, of which at least $150 million had to be in the form of equity, by December 31, 2001. In October 2001, the credit facility was amended to extend the date by which WCG is required to raise the $224 million of cash from December 31, 2001, to July 1, 2003. In connection with the amendment, WCG agreed to work jointly with its bank group and the bank group's financial advisor to perform a more comprehensive review of the credit facility. This review and the resulting amendment were initially expected to be completed in January 2002. However through a series of agreements, WCG and its bank group agreed to extend the negotiating period for an amendment to the credit facility until April 26, 2002. WCG also agreed that it will not purchase its securities and that it will limit transactions through certain of its subsidiaries through mid-2003. Additionally, WCG confirmed with its bank group that it will not draw upon the $525 million revolver portion of the credit facility prior to mid-2003. Borrowings under the facility totaled $975 million as of December 31, 2001.

     On January 29, 2002, the banks, through their administrative agent, informed WCG that, in their view, WCG may be in default under the terms of its credit facility, and the banks reserved their rights accordingly. The possible default related to the fact that, due to negative developments in the telecommunications industry and the value of WCG's assets, the banks questioned whether WCG could confirm the representations and warranties included in the credit facility. The banks also have reserved their right to claim that the purchase by a wholly-owned subsidiary of WCG of WCG's senior redeemable notes in 2001 violated the terms of the credit facility. Because of the potential adverse consequences to WCG if the banks were to conclude and notify WCG of a default and attempt to accelerate its indebtedness, which could result in cross-defaults under other material agreements and securities and foreclosure on substantially all of WCG's assets upon which the banks have a lien, WCG agreed to develop a comprehensive plan for restructuring and de-leveraging its balance sheet. In developing this plan, WCG, in consultation with financial and legal advisors, has considered various restructuring alternatives, the ultimate outcome of which will be influenced by stakeholders of WCG.

     As detailed above and as reflected in WCG's report from its independent public accountants, certain of WCG's creditors have informed WCG that in their view, WCG may be in default under the terms of its credit facility. This condition raises substantial doubt about WCG's ability to continue as a going concern. Certain of WCG's debt agreements require that its annual financial statements be accompanied by an opinion from its independent public accountants that does not contain a "going concern" explanatory paragraph. Noncompliance with this term is an event of default. As a result of the inclusion of the going concern explanatory paragraph in that report, WCG will not be able to satisfy this term in the agreements. In addition, WCG anticipates that it may be in default under other covenants in 2002. Consequently, unless WCG is able to obtain a waiver of or amendment to this and certain other covenants in its credit facility or refinance the indebtedness under its credit facility by April 30, 2002, an "Event of Default" will occur under the terms of the credit facility. If an Event of Default occurs, the lenders under the credit facility would not be obligated to make additional advances under the credit facility; would be entitled to declare all amounts outstanding under the credit facility, including accrued interest or other obligations, to be immediately due and payable; and would be entitled to proceed against the collateral granted to them to secure the debt under the credit facility. Substantially all of the assets of WCG are pledged as collateral under the credit facility. Unless WCG is able to obtain a waiver of or amendment to certain covenants in the credit facility, cross-defaults could occur making substantially all of WCG's other long-term debt due. In addition, WCG anticipates making use of the 30-day grace period for interest payments totaling approximately $91 million that would be due on April 1, 2002, on approximately $1.7 billion face value, on a consolidated basis, of its senior redeemable notes. If WCG does not make the required payments within the grace period, cross-defaults may give the senior redeemable noteholders and other creditors the right to seek remedies. WCG does not have existing liquidity sufficient to pay all amounts that would become due as a result of defaults under the credit facility or the senior redeemable notes and, thus, would have to find other means of liquidity, enter into separate agreements to restructure its debt agreements, or file a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in order to avoid the material adverse effects associated with creditors foreclosing or exercising other remedies.

2001 AND 2002

CASH SOURCES

     As of December 31, 2001, WCG had $1.0 billion of cash, cash equivalents and short-term investments. Included in the short-term investments portfolio are marketable equity securities classified as available for sale with a market value of $10.9 million.

     In March 2001, WCG Note Trust issued $1.4 billion of 8.25% senior secured notes in a private placement. In March 2002, TWC secured the consents of holders of the senior secured notes guaranteed by TWC to amend a provision that would have caused the acceleration of the notes in the event of a WCG bankruptcy or other events. The amendment affirmed TWC's obligations for all payments under the notes, which mature in March 2004, and allows TWC to fund the payments from any available sources. WCG is obligated to reimburse TWC for the payments discussed above with the exception of the March and September 2002 interest payments totaling approximately

$115 million. WCG Note Trust's obligation to reimburse TWC is secured by a $1.5 billion note issued by WCG to WCG Note Trust. Consequently, to the extent TWC makes payments under these notes for which it is entitled to reimbursement, TWC will have an unsecured claim against WCG.

     In first quarter 2001, WCG announced that it had revised the total size of its credit facility to $1.8 billion. As of December 31, 2001, the $1.8 billion facility consisted of borrowings of $975 million, an undrawn revolver of $525 million, and a $300 million commitment. However, subsequent to December 31, 2001, WCG cancelled the $300 million commitment and confirmed with the banks that it will not draw upon the $525 million revolver portion of the credit facility prior to mid-2003.

     In first quarter 2001, PowerTel completed a 1 for 4, 110 million Australian dollar equity rights offering which allowed each PowerTel shareholder to purchase one new share at 0.54 Australian dollars per share for each four shares held. PowerTel paid off its existing 70 million Australian dollar bridge financing facility with the proceeds received from the equity rights offering. In first quarter 2001, PowerTel also entered into a 150 million Australian dollar bank facility agreement due March 2006. In 2001, PowerTel has drawn 71 million Australian dollars (or approximately $36 million as of December 31, 2001) under the bank facility agreement. As of December 31, 2001, PowerTel was in violation of two covenant requirements and was in the process of negotiating a restructuring plan with its bank group. In February 2002, WCG advanced PowerTel 16 million Australian dollars (or $8.3 million) in the form of a subordinated loan in order to satisfy certain conditions of the restructuring plan. In March 2002, as part of the approved restructuring plan with its bank group, PowerTel received waivers from its bank group related to the covenant violations for the three months ending December 31, 2001. Under the approved restructuring plan, PowerTel will have access to its remaining bank facility beginning September 1, 2002. PowerTel's violation of covenant requirements does not cause any cross-defaults to WCG's other debt obligations.

     In first quarter 2001, TWC and WCG entered into an agreement that, among other things, resulted in the transfer of ownership of a building under construction and other assets from TWC to WCG, the conversion of the $975.6 million TWC note into paid in capital and the issuance of 24.3 million shares of WCG common stock. In 2001, WCG's total equity increased by approximately $1.2 billion as a result of this transaction. As of December 31, 2001, WCG has $72.8 million recorded as contra to capital in excess of par value representing the remaining cost of completing the building that TWC has agreed to fund.

     WCG completed the sale of its interest in the domestic, Mexican and Canadian professional services operations of the Solutions segment to Platinum Equity LLC on March 31, 2001. In April 2001, WCG received proceeds of $100 million from the sale in addition to an interest-bearing $75 million promissory note receivable of which $30 million is due on March 31, 2002, and $45 million plus accrued interest is due on September 30, 2002. WCG also entered into a collection agreement in which Platinum Equity LLC is responsible for the collection of certain identified retained accounts receivables. As of December 31, 2001, approximately $86 million had been collected on the outstanding receivables. WCG believes it is adequately reserved for the remaining uncollected balance as of December 31, 2001.

     In first quarter 2001, WCG granted an option to Telecom Americas, Ltd., a joint venture between SBC, America Movil, S.A. de C.V., and Bell Canada International, Inc., to purchase WCG's interest in ATL for an agreed to price. The option was granted in exchange for Telecom Americas, Ltd. funding WCG's share of capital contributions to ATL. The option expired at the end of first quarter 2001. WCG entered into an agreement with America Movil, S.A. de C.V., in second quarter 2001 to sell its remaining economic interest in ATL. The transaction closed in third quarter 2001 and WCG received $309.6 million in cash with an additional $90.0 million due from America

Movil, S.A. de C.V., on May 15, 2002. WCG recognized a gain from the sale of $45.1 million. In February 2002, America Movil, S.A. de C.V., prepaid its note from the sale of ATL by paying a discounted amount of $88.8 million.

     In September 2001, WCG sold its Technology Center building and other ancillary assets to TWC for approximately $276 million in cash. Concurrent with the sale, WCG leased the Technology Center building for a period of ten years and other ancillary assets for a period of three to ten years with varying payment terms. WCG has an option to repurchase and TWC has the right to sell the Technology Center building to WCG at the expiration date of the lease for approximately $92 million. WCG also has the option to repurchase and TWC has the right to sell certain ancillary assets to WCG at the expiration date of the lease at their stated fair market value per the lease. In the event neither WCG nor TWC exercise these options, the property will remain owned by TWC.

     In October 2001, WCG sold to WorldCom lit fiber for approximately $144 million. Additionally, WCG purchased from WorldCom a 20-year indefeasible right of use of capacity on WorldCom's network for approximately $100 million which is included in the capital expenditures amount discussed below.

CASH USES

     Cash used in operating activities was $516.7 million for the year ended December 31, 2001 which includes cash received from dark fiber transactions of $231.8 million. Cash used in operating activities is expected to be approximately $350 million in 2002 primarily attributable to scheduled interest payments of approximately $345 million.

     In 2001, WCG acquired AGGS and substantially all of the assets of iBEAM for approximately $13 million and $25 million, respectively.

     In 2001, WCG spent $1.4 billion on capital expenditures primarily to enhance the capacity and functionality of the intercity network, provide local access services, expand its domestic network and provide connectivity for overseas customers to its domestic network. WCG currently estimates it will spend approximately $120 million for capital expenditures in 2002 primarily to enhance and expand products and service offerings for both carrier and media services and continued extension of the network in major metro markets.

     In third and fourth quarter 2001, a wholly-owned subsidiary of WCG purchased $551.0 million of WCG's senior redeemable notes in the open market at an average price of 43% of face value, or approximately $240 million in cash.

     As of December 31, 2001, WCG had debt obligations of approximately $5.9 billion. WCG's outstanding long-term debt consists primarily of $2.4 billion principal amount of its senior redeemable notes, $1.4 billion principal amount under the senior secured notes, $975 million term loan under its credit facility, $750 million under its asset defeasance program and $269 million under the sale and subsequent leaseback of its Technology Center and other ancillary assets. As discussed above, in first quarter 2001, the TWC note was exchanged for WCG's equity and in first quarter 2002, the senior secured notes were amended through an agreement with TWC.

     Interest payments of approximately $455 million were paid in 2001. Principal payment obligations of approximately $9 million were paid in 2001 for the sale and subsequent leaseback of WCG's Technology Center and other ancillary assets and capital leases. Scheduled interest payment obligations total approximately $345 million in 2002. Principal payment obligations of approximately $72 million are scheduled to occur in 2002 primarily for the credit facility term loans, the sale and subsequent leaseback of WCG's Technology Center and other ancillary assets and capital leases.

     Under its asset defeasance program, WCG made annual lease payments of approximately $40 million in 2001. In March 2002, WCG exercised its option to purchase the network assets covered under the asset defeasance program and has included the assets and associated debt obligation on its Consolidated Balance Sheet as of December 31, 2001.

     In April 2001, TWC and WCG entered into an agreement in which WCG owes TWC approximately $100 million for various normal course services which is included in accounts payable. By agreement with TWC, WCG elected to defer payment of these payables and related interest at a rate of 8.25% until September 15, 2002.

     Factors that could impact WCG's ability to have sufficient liquidity to execute on its business plan are the successful implementation of its balance sheet restructuring efforts, its ability to generate sufficient sales to customers during the restructuring efforts, changes in the competitive environment of the markets that it serves and changes in technology. Any variation could impact WCG's future cash requirements.

     Substantially all of WCG's assets are pledged as collateral for WCG's debt. A description of the debt, including payment terms, and a maturity schedule are included in Note 12 to the financial statements. WCG's debt agreements contain a number of terms that require it to take certain actions, which restrict it from various other actions and require it to meet certain financial ratios. The terms and the calculations (collectively referred to as covenants) require subjective and legal interpretations. The ability of WCG to continue to classify its debt as long-term is dependent on its ability to continue to meet the covenant requirements listed in the debt agreements or obtain waivers or amendments in the event WCG cannot comply with its covenants or cure any instances of noncompliance. As of December 31, 2001, WCG believes it is in compliance with its covenants. However, as previously described and as reflected in WCG's report from its independent public accountants, certain of WCG's creditors have informed WCG that in their view, WCG may be in default under the terms of its credit facility. This condition raises substantial doubt about WCG's ability to continue as a going concern. Certain of WCG's debt agreements require that its annual financial statements be accompanied by an opinion from its independent public accountants that does not contain a "going concern" explanatory paragraph. Noncompliance with this term is an event of default. As a result of the inclusion of the going concern explanatory paragraph in that report, WCG will not be able to satisfy this term in the agreements. In addition, WCG anticipates that it may be in default under other covenants in 2002. Consequently, unless WCG is able to obtain a waiver of or amendment to this and certain other covenants in its credit facility or refinance the indebtedness under its credit facility by April 30, 2002, an "Event of Default" will occur under the terms of the credit facility. If an Event of Default occurs, the lenders under the credit facility would not be obligated to make additional advances under the credit facility; would be entitled to declare all amounts outstanding under the credit facility, including accrued interest or other obligations, to be immediately due and payable; and would be entitled to proceed against the collateral granted to them to secure the debt under the credit facility. Substantially all of the assets of WCG are pledged as collateral under the credit facility. Unless WCG is able to obtain a waiver of or amendment to certain covenants in the credit facility, cross-defaults could occur making substantially all of WCG's other long-term debt due. In addition, WCG anticipates making use of the 30-day grace period for interest payments totaling approximately $91 million that would be due on April 1, 2002, on approximately $1.7 billion face value, on a consolidated basis, of its senior redeemable notes. If WCG does not make the required payments within the grace period, cross-defaults may give the senior redeemable noteholders and other creditors the right to seek remedies. WCG does not have existing liquidity sufficient to pay all amounts that would become due as a result of defaults under the credit facility or the senior redeemable notes and, thus, would have to find other means of liquidity, enter into separate agreements to restructure its debt agreements, or file a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in order to avoid the material adverse effects associated with creditors foreclosing or exercising other remedies.

     WCG is in negotiations to restructure its debt with its three primary creditors: its bank group, TWC (as a creditor and a guarantor both on the senior secured notes and on the asset defeasance program) and certain holders of its senior redeemable notes. However, WCG cannot provide assurance that it will be able to effect a restructuring.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     WCG's interest rate risk exposure relates primarily to its short-term investments and debt portfolio. WCG is currently undergoing efforts to restructure its balance sheet, the effects of which could have a significant impact on reducing its interest rate risk. The discussion and table presented below reflect the impact of agreements reached through March 2002 with TWC with regard to amending the senior secured notes and exercising its option to purchase assets covered under the asset defeasance program. All other debt obligations are assumed to remain outstanding. WCG's interest rate risk will ultimately be determined by the development of and execution of its balance sheet restructuring plan.

     Short-term investments excluding marketable equity securities total $893.9 million as of December 31, 2001, and consist primarily of debt securities mutual funds, corporate debt securities and government debt securities. WCG's interest and other investing income is subject to interest rate risk resulting from potential future increases in interest rates on comparable investment securities. To mitigate the impact of fluctuations in interest rates, WCG instructs the managing financial institutions to invest only in highly liquid instruments with short-term maturity dates in order for WCG to easily access these investments to fund operations and capital expenditures. These investments were purchased with a portion of the proceeds from the sale of $1.4 billion senior secured notes in March 2001 and the $450 million credit facility add-on in April 2001.

     WCG's debt portfolio as of December 31, 2001, consisted of fixed-rate senior redeemable notes, a fixed-rate senior secured note, a long-term credit facility, borrowings under the asset defeasance program and the sale and subsequent leaseback of its Technology Center and other ancillary assets. Borrowings under the long-term credit facility and the sale and subsequent leaseback are influenced by changes in short-term LIBOR interest rates. As of December 31, 2001, borrowings under the asset defeasance program are influenced by changes in short-term commercial paper rates. To mitigate the impact of fluctuations in interest rates, WCG targets to maintain a significant portion of its debt portfolio in fixed-rate debt. None of WCG's market rate risk sensitive instruments require it to manage or hedge the risks related to interest rate movements, and WCG currently does not mitigate the risk through the use of interest rate swaps or other derivative instruments. However, in the future WCG may choose to manage its risk associated with interest rate movements through an appropriate balance of fixed- and variable-rate obligations. To maintain an effective balance of fixed- and variable-rate obligations, WCG may elect to enter into specific interest rate swaps or other derivative instruments as deemed necessary.

     The following tables provide information as of December 31, 2001 and 2000, about WCG's market rate risk sensitive instruments. For short-term investments excluding marketable equity securities and long-term debt including the current portion, the table presents principal cash flows and weighted-average interest rates by expected maturity dates. The TWC note has been excluded from the December 31, 2000, table below due to the exchange of the TWC note for WCG equity in first quarter 2001 (see Note 12 to the financial statements).

                                                                                                FAIR VALUE
                                                                                               DECEMBER 31,
                             2002     2003     2004     2005     2006    THEREAFTER   TOTAL        2001
                            ------   ------   ------   ------   ------   ----------   ------   ------------
                                                         (DOLLARS IN MILLIONS)
ASSETS
  Short-term
    investments...........  $  894   $   --   $   --   $   --   $   --     $   --     $  894      $  894
  Average interest rate...     4.1%
  Notes receivable, net...  $  179   $   --   $   --   $   --   $   --     $   --     $  179      $  179
  Average interest rate...     8.8%
LIABILITIES
  Fixed rate long-term
    debt, including
    current portions
    High yield public
      debt................  $   --   $   --   $   --   $   --   $   --     $2,449     $2,449      $1,026
    Average interest
      rate................    11.1%    11.1%    11.1%    11.1%    11.1%      11.1%
    Bank debt.............  $   --   $   --   $1,400   $   --   $   --     $   --     $1,400      $1,400
    Average interest
      rate................    8.25%    8.25%    8.25%
  Variable rate long-term
    debt, including
    current portions
    Long-term credit
      facility............  $   37   $  171   $  256   $  292   $  219     $   --     $  975      $  670
    Average interest
      rate................   LIBOR    LIBOR    LIBOR    LIBOR    LIBOR
                             +3.00    +3.00    +3.00    +3.00    +3.00
Asset defeasance
  program.................  $   --   $   --   $   --   $   --   $   --     $  750     $  750      $  750
  Average interest rate(1)
  Sale and subsequent
    leaseback.............  $   29   $   29   $   26   $   18   $   17     $  150     $  269      $  269
    Average interest
      rate................   LIBOR    LIBOR    LIBOR    LIBOR    LIBOR      LIBOR
                             +2.75    +2.75    +2.75    +2.75    +2.75      +2.75

---------------

(1) Interest was primarily based on average daily commercial paper rates and effective in February 2002, interest is primarily based on the Prime rate.

                                                                                                FAIR VALUE
                             2001     2002     2003     2004     2005    THEREAFTER   TOTAL    DECEMBER 31,
                            ------   ------   ------   ------   ------   ----------   ------   ------------
                                                         (DOLLARS IN MILLIONS)
ASSETS
  Short-term
    investments...........  $   83   $   --   $   --   $   --   $   --     $   --     $   83      $   83
  Average interest rate...     6.4%
LIABILITIES
  Fixed rate long-term
    debt, including
    current portions
    High yield public
      debt................  $   --   $   --   $   --   $   --   $   --     $3,000     $3,000      $2,237
    Average interest
      rate................    11.1%    11.1%    11.1%    11.1%    11.1%      11.1%
  Variable rate long-term
    debt, including
    current portions
    Long-term credit
      facility............  $   --   $   20   $   92   $  138   $  157     $  118     $  525      $  525
    Average interest
      rate................   LIBOR    LIBOR    LIBOR    LIBOR    LIBOR      LIBOR
                             +2.25    +2.25    +2.25    +2.25    +2.25      +2.25

FOREIGN CURRENCY RISK

     WCG has international investments, primarily in Australia and South America that could affect its financial results if the investments incur a permanent decline in value as a result of changes in foreign currency exchange rates and the economic conditions in foreign countries. WCG's foreign currency risk decreased from December 31, 2000, due to the sale of its investment in ATL, a

Brazilian telecommunications venture, in third quarter 2001. As of December 31, 2000, WCG's total investment in ATL was $448.3 million.

     The net assets of WCG's foreign operations which are consolidated are located in various other countries throughout the world and approximate $32.3 million as of December 31, 2001, and 7% of WCG's total net assets as of December 31, 2000. These foreign operations, whose functional currency is generally the local currency, do not have significant transactions or financial instruments denominated in other currencies. However, these investments do have the potential to impact WCG's financial position due to fluctuations in these local currencies arising from the process of remeasuring the local functional currency into the U.S. dollar. A 20% change in the respective functional currencies against the U.S. dollar could have changed WCG's stockholders' equity by approximately $6 million and $16 million as of December 31, 2001 and 2000, respectively.

     Management historically has not utilized derivatives or other financial instruments to hedge the risk associated with the movement in foreign currencies. However, management continually monitors fluctuations in these currencies and will consider the use of derivative financial instruments or employment of other investment alternatives if cash flows or investment returns so warrant.

EQUITY PRICE RISK

     Equity price risk primarily arises from investments in publicly traded telecommunications related companies. These investments are carried at fair value and approximate less than 1% and 4% of WCG's total assets as of December 31, 2001 and December 31, 2000, respectively. WCG recognized a loss of $89.8 million in 2001 related to write-downs of certain marketable equity securities resulting from management's determination that the decline in the value of these investments was other than temporary. In addition, WCG's equity price risk has decreased from December 31, 2000, due to further monetization of its marketable equity securities portfolio. WCG has utilized derivative instruments during 2001 and 2000 to hedge the risk associated with the movement in the price of these equity securities. However, WCG has no derivative instruments in place as of December 31, 2001.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Auditors...........  F-33
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................  F-34
Consolidated Statements of Operations for the years ended
  December 31, 2001, 2000 and 1999..........................  F-35
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2001, 2000 and 1999..............  F-36
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999..........................  F-37
Notes to Consolidated Financial Statements..................  F-38
Quarterly Financial Data (Unaudited)........................  F-78

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders of
Williams Communications Group, Inc.

     We have audited the accompanying consolidated balance sheets of Williams Communications Group, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Williams Communications Group, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statements and schedules when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     The accompanying financial statements have been prepared assuming that Williams Communications Group, Inc. will continue as a going concern. As more fully described in Note 1, certain of the Company's creditors have informed WCG that in their view WCG may be in default under the terms of its credit facility. This condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                    ERNST & YOUNG LLP

Tulsa, Oklahoma
March 28, 2002

                      WILLIAMS COMMUNICATIONS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                 AS OF DECEMBER 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   116,038   $   213,888
  Short-term investments....................................      904,813       395,184
  Receivables less allowance of $41,362,000 ($21,501,000 in
     2000):
     Related party..........................................       65,287        24,658
     Other..................................................      177,788       266,346
  Notes receivable less allowance of $12,000,000 ($0 in
     2000)..................................................      178,601           702
  Net assets of discontinued operations.....................           --       288,384
  Net assets held for sale..................................       20,659            --
  Other.....................................................       21,768        17,252
                                                              -----------   -----------
Total current assets........................................    1,484,954     1,206,414
Investments.................................................       11,555       619,852
Property, plant and equipment, net..........................    4,353,213     5,138,984
Goodwill and other intangibles, net.........................           --       103,231
Other assets and deferred charges...........................      142,304       340,804
                                                              -----------   -----------
Total assets................................................  $ 5,992,026   $ 7,409,285
                                                              ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $   363,670   $   419,863
  Deferred income...........................................       75,286       107,931
  Accrued liabilities.......................................      373,119       401,858
  Long-term debt due within one year........................       72,488            --
                                                              -----------   -----------
Total current liabilities...................................      884,563       929,652
Long-term debt..............................................    5,838,779     4,526,706
Long-term deferred income...................................      401,546       430,203
Other liabilities...........................................       28,935        23,702
Minority interest in consolidated subsidiaries..............       44,907        45,028
Contingent liabilities and commitments 6.75% redeemable
  cumulative convertible preferred stock; $0.01 par value
  per share; 500.0 million shares authorized; 5.0 million
  shares outstanding in 2001 and 2000; aggregate liquidation
  preference of $250,000,000................................      242,338       240,722
Stockholders' equity (deficit):
  Class A common stock, $0.01 par value, 1 billion shares
     authorized, 491.0 million shares and 68.2 million
     shares outstanding in 2001 and 2000, respectively......        4,910           682
  Class B common stock, $0.01 par value, 500 million shares
     authorized, no shares and 395.4 million shares
     outstanding in 2001 and 2000, respectively.............           --         3,954
  Capital in excess of par value............................    3,862,465     2,659,136
  Accumulated deficit.......................................   (5,304,906)   (1,494,549)
  Accumulated other comprehensive income (loss).............      (11,511)       44,049
                                                              -----------   -----------
Total stockholders' equity (deficit)........................   (1,449,042)    1,213,272
                                                              -----------   -----------
Total liabilities and stockholders' equity (deficit)........  $ 5,992,026   $ 7,409,285
                                                              ===========   ===========

                            See accompanying notes.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------
                                                      2001            2000          1999
                                                  -------------   ------------   -----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:
  Related party.................................   $   402,042     $  169,446     $   2,447
  Other.........................................       783,479        669,631       599,009
                                                   -----------     ----------     ---------
        Total revenues..........................     1,185,521        839,077       601,456
Operating expenses:
  Cost of sales.................................     1,029,455        823,272       526,040
  Selling, general and administrative...........       285,771        270,071       199,615
  Provision for doubtful accounts...............        26,020          9,959         1,066
  Depreciation and amortization.................       467,118        185,024        86,718
  Asset impairments and restructuring charges...     2,979,925             --        33,854
  Other expense (income), net...................       (58,402)          (578)          658
                                                   -----------     ----------     ---------
        Total operating expenses................     4,729,887      1,287,748       847,951
                                                   -----------     ----------     ---------
Loss from operations............................    (3,544,366)      (448,671)     (246,495)
Interest accrued................................      (525,850)      (387,816)     (135,939)
Interest capitalized............................        71,126        166,700        39,518
Investing income (loss):
  Interest and other............................        47,829         59,434        29,777
  Equity losses.................................       (35,522)       (20,297)      (36,440)
  Income (loss) from investments................       (95,722)       294,136         9,397
Minority interest in loss of consolidated
  subsidiaries..................................        25,533         24,492         9,044
Other income (loss), net........................          (160)           227          (359)
                                                   -----------     ----------     ---------
Loss before income taxes........................    (4,057,132)      (311,795)     (331,497)
Benefit (provision) from income taxes...........       (50,121)        34,107         3,185
                                                   -----------     ----------     ---------
Loss from continuing operations.................    (4,107,253)      (277,688)     (328,312)
Loss from discontinued operations...............            --       (540,000)      (31,389)
                                                   -----------     ----------     ---------
Loss before extraordinary gain..................    (4,107,253)      (817,688)     (359,701)
Extraordinary gain..............................       296,896             --            --
                                                   -----------     ----------     ---------
Net loss........................................    (3,810,357)      (817,688)     (359,701)
Preferred stock dividends and amortization of
  preferred stock issuance costs................       (17,568)        (4,956)           --
                                                   -----------     ----------     ---------
Net loss attributable to common stockholders....   $(3,827,925)    $ (822,644)    $(359,701)
                                                   ===========     ==========     =========
Basic and diluted earnings (loss) per share:
  Loss from continuing operations attributable
     to common stockholders.....................   $     (8.47)    $     (.61)    $    (.79)
  Loss from discontinued operations.............            --          (1.16)         (.08)
                                                   -----------     ----------     ---------
  Loss before extraordinary gain................         (8.47)         (1.77)         (.87)
  Extraordinary gain............................           .61             --            --
                                                   -----------     ----------     ---------
  Net loss attributable to common
     stockholders...............................   $     (7.86)    $    (1.77)    $    (.87)
                                                   ===========     ==========     =========
  Weighted average shares outstanding...........       487,048        464,145       412,620

                            See accompanying notes.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                     ACCUMULATED
                                                                                        OTHER
                                                         CAPITAL IN                 COMPREHENSIVE
                                                COMMON   EXCESS OF    ACCUMULATED      INCOME
                                                STOCK    PAR VALUE      DEFICIT        (LOSS)          TOTAL
                                                ------   ----------   -----------   -------------   -----------
                                                                        (IN THOUSANDS)
Balance, December 31, 1998....................  $3,954   $1,295,918   $  (316,896)    $ 24,706      $ 1,007,682
  Net loss....................................     --            --      (359,701)          --         (359,701)
  Other comprehensive income (loss):
    Net unrealized appreciation on marketable
      equity securities.......................     --            --            --      113,198          113,198
    Foreign currency translation
      adjustments.............................     --            --            --      (13,006)         (13,006)
                                                                                                    -----------
  Comprehensive loss..........................                                                         (259,509)
  Capital contributions from The Williams
    Companies, Inc............................     --        91,290            --           --           91,290
  Net proceeds from equity offering...........    681     1,467,926            --           --        1,468,607
  Conversion of The Williams Companies, Inc.
    stock based awards to WCG stock based
    awards....................................     --         5,316            --           --            5,316
  Recharacterization of amounts due to The
    Williams Companies, Inc. .................     --      (200,000)           --           --         (200,000)
  Stock award transactions....................      1          (523)           --           --             (522)
  Other.......................................     --            --          (264)          --             (264)
                                                ------   ----------   -----------     --------      -----------
Balance, December 31, 1999....................  4,636     2,659,927      (676,861)     124,898        2,112,600
  Net loss....................................     --            --      (817,688)          --         (817,688)
  Other comprehensive loss:
    Net unrealized depreciation of marketable
      equity securities, net of
      reclassification adjustment for net
      gains realized in net loss..............     --            --            --      (51,609)         (51,609)
    Foreign currency translation
      adjustments.............................     --            --            --      (29,240)         (29,240)
                                                                                                    -----------
  Comprehensive loss..........................                                                         (898,537)
  Stock award transactions....................     --         4,877            --           --            4,877
  Preferred stock dividends and amortization
    of preferred stock issuance costs.........     --        (4,956)           --           --           (4,956)
  Other.......................................     --          (712)           --           --             (712)
                                                ------   ----------   -----------     --------      -----------
Balance, December 31, 2000....................  4,636     2,659,136    (1,494,549)      44,049        1,213,272
  Net loss....................................     --            --    (3,810,357)          --       (3,810,357)
  Other comprehensive income (loss):
    Net unrealized depreciation of marketable
      equity securities, net of
      reclassification adjustment for net
      losses realized in net loss.............     --            --            --      (83,012)         (83,012)
    Foreign currency translation adjustments,
      net of reclassification adjustment for
      losses realized in net loss.............     --            --            --       27,452           27,452
                                                                                                    -----------
  Comprehensive loss..........................                                                       (3,865,917)
  Agreement with The Williams Companies, Inc.
    (see Note 14).............................    243     1,201,660            --           --        1,201,903
  Stock award transactions....................      4         5,367            --           --            5,371
  Preferred stock dividends and amortization
    of preferred stock issuance costs.........     --       (17,568)           --           --          (17,568)
  Common stock issued to pay preferred stock
    dividends.................................     27        13,830            --           --           13,857
  Other.......................................     --            40            --           --               40
                                                ------   ----------   -----------     --------      -----------
Balance, December 31, 2001....................  $4,910   $3,862,465   $(5,304,906)    $(11,511)     $(1,449,042)
                                                ======   ==========   ===========     ========      ===========

                            See accompanying notes.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2001          2000          1999
                                                              -----------   -----------   -----------
                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES
Loss from continuing operations.............................  $(4,107,253)  $  (277,688)  $  (328,312)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................      467,118       185,024        86,718
  Provision (benefit) from deferred income taxes............       50,057       (36,134)       (3,293)
  Asset impairments and restructuring charges...............    2,979,925            --        33,854
  Provision for loss on investments.........................      204,887        34,515         1,640
  Provision for doubtful accounts...........................       26,020         9,959         1,066
  Equity losses.............................................       35,522        20,297        36,440
  (Gain) loss on sales of property and other assets.........      (45,519)          730           814
  Gain on sales of investments..............................     (109,243)     (110,220)           --
  Gain on conversion of common stock investment.............           --      (214,732)           --
  Minority interest in loss of consolidated subsidiaries....      (25,533)      (24,492)       (9,044)
  Cash provided by (used in) changes in:
     Receivables............................................     (174,213)     (183,021)       23,631
     Other current assets...................................       (9,389)       (6,685)       (8,023)
     Accounts payable.......................................      (63,200)      196,296        82,011
     Current deferred income................................      (15,634)       53,511        43,624
     Accrued liabilities....................................       65,521       (68,146)      155,319
     Long-term deferred income..............................      190,001       267,228        60,072
     Other..................................................       14,228       (23,375)       31,961
                                                              -----------   -----------   -----------
Net cash provided by (used in) operating activities.........     (516,705)     (176,933)      208,478
FINANCING ACTIVITIES
Proceeds from long-term debt................................    2,487,683     1,670,588     4,357,809
Payments on and purchase of long-term debt..................     (570,989)     (110,000)   (2,369,367)
Proceeds from issuance of common stock, net of expenses.....       18,904         4,166     1,468,085
Proceeds from issuance of preferred stock, net of
  expenses..................................................           --       240,500            --
Debt issue costs............................................      (42,743)      (28,701)      (78,098)
Capital contributions from The Williams Companies, Inc. ....           --            --        91,290
Preferred stock dividends paid..............................      (18,076)           --            --
Contribution to subsidiary from minority interest
  shareholders..............................................       31,694            --        37,588
Changes in due to/from The Williams Companies, Inc. ........           --       (12,500)      173,767
                                                              -----------   -----------   -----------
Net cash provided by financing activities...................    1,906,473     1,764,053     3,681,074
INVESTING ACTIVITIES
Property, plant and equipment:
  Capital expenditures......................................   (1,389,294)   (3,390,276)   (1,766,559)
  Proceeds from sales.......................................      165,625        34,453        60,318
  Changes in accrued liabilities............................     (138,498)       85,306       174,858
Purchase of investments.....................................   (2,479,988)   (1,472,432)   (2,383,037)
Proceeds from sales of investments..........................    2,157,029     2,908,015       598,635
Acquisition of businesses (primarily property, plant and
  equipment)................................................      (38,687)           --            --
Proceeds from sale of businesses............................           --           200        49,452
Other.......................................................        3,455         8,669            --
                                                              -----------   -----------   -----------
Net cash used in investing activities.......................   (1,720,358)   (1,826,065)   (3,266,333)
DISCONTINUED OPERATIONS
Net cash provided by (used in) operating activities.........       17,719         9,362      (125,047)
Net cash provided by (used in) investing activities.........      215,021       (40,382)      (49,677)
                                                              -----------   -----------   -----------
Net cash provided by (used in) discontinued operations......      232,740       (31,020)     (174,724)
                                                              -----------   -----------   -----------
Increase (decrease) in cash and cash equivalents............      (97,850)     (269,965)      448,495
Cash and cash equivalents at beginning of period............      213,888       483,853        35,358
                                                              -----------   -----------   -----------
Cash and cash equivalents at end of period..................  $   116,038   $   213,888   $   483,853
                                                              ===========   ===========   ===========

                            See accompanying notes.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS -- BASIS OF PRESENTATION -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF THE BUSINESS

     Williams Communications Group, Inc. (WCG), through its wholly-owned operating subsidiary, Williams Communications, LLC (WCL), owns or leases and operates a nationwide inter-city fiber-optic network, extended locally and globally, to provide broadband network services to bandwidth-centric customers. Information on WCG's operations by segment and geographic area is included in
Note 4.

     Prior to April 2001, The Williams Companies, Inc. (TWC) owned 100% of WCG's outstanding Class B common stock which gave TWC approximately 98% of the voting power of WCG. In March 2001, TWC's board of directors approved a tax-free spin-off of WCG to TWC's shareholders. On April 23, 2001, TWC distributed approximately 95% of the WCG common stock it owned, to holders of TWC common shares on a pro rata basis (see Note 14).

BASIS OF PRESENTATION

     WCG has experienced significant losses in 2001 and expects to incur additional losses in 2002. In addition, WCG is not generating positive cash flow from its operations nor is it expected to in 2002. As of December 31, 2001, WCG had cash and short-term liquid investments of approximately $1.0 billion and long-term debt of $975.0 million owed to its bank group (see Note 12 for a complete discussion of all of WCG's debt). In October 2001, because WCG did not have an immediate need to raise additional cash and because of generally weak market conditions, WCG and its bank group agreed to defer until 2003 a covenant that would have otherwise required WCG to raise $224 million in cash, of which at least $150 million had to be in the form of equity, by December 31, 2001. At that time, WCG also agreed to work jointly with its bank group and the bank group's financial advisor to perform a more comprehensive review of its credit facility. This review and resulting amendments to the credit facility were expected to be completed in January 2002. However, on January 29, 2002, the banks, through their administrative agent, informed WCG that, in their view, WCG may be in default under the terms of its credit facility, and the banks reserved their rights accordingly. The possible default related to the fact that, due to negative developments in the telecommunications industry and the value of WCG's assets, the banks questioned whether WCG could confirm the representations and warranties included in the credit facility. The banks also have reserved their right to claim that the purchase by a wholly-owned subsidiary of WCG of WCG's senior redeemable notes in 2001 violated the terms of the credit facility. Because of the potential adverse consequences to WCG if the banks were to conclude and notify WCG of a default and attempt to accelerate its indebtedness, which could result in cross-defaults under other material agreements and securities and foreclosure on substantially all of WCG's assets upon which the banks have a lien, WCG agreed to develop a comprehensive plan for restructuring and de-leveraging its balance sheet. Through a series of agreements, the negotiation period with WCG's bank group has been extended to April 26, 2002. In developing this plan, WCG, in consultation with financial and legal advisors, has considered various restructuring alternatives, the ultimate outcome of which will be influenced by stakeholders of WCG.

     As a result of these factors, WCG is evaluating restructuring options in an effort to develop a comprehensive plan to restructure and de-leverage its balance sheet by reducing the amount of its indebtedness outstanding. Among the options is reorganization under Chapter 11 of the U.S. Bankruptcy Code. WCG has not committed to a Chapter 11 reorganization or any other option. WCG is evaluating a Chapter 11 reorganization as a means to maximize enterprise value,

                      WILLIAMS COMMUNICATIONS GROUP, INC.

support the uninterrupted continuation of the business and minimize the damage to customer and vendor relationships. Although WCG believes that, if it chooses to reorganize under Chapter 11, these objectives can be furthered by the negotiation of a plan of reorganization prior to filing for bankruptcy protection with some or all of its stakeholders, WCG cannot assure that it can negotiate a consensual plan of restructuring prior to any filing or at all.

     WCG is engaged in discussions with representatives of three of its major stakeholders, The Williams Companies, Inc. (TWC), certain holders of its senior redeemable notes and its bank group, regarding the restructuring. The option pursued by WCG will depend in part on the outcome of these discussions. To successfully restructure, WCG must obtain the agreement of at least some of its major stakeholders, each of which may view its own interest to be in conflict with the others. WCG believes that preserving the value of the enterprise is best effected by an expedited resolution to the restructuring process. However, WCG cannot provide assurance that it will be able to effect a restructuring. The Chapter 11 reorganization currently being evaluated would likely result in substantial, if not total, dilution of WCG's shareholders.

     As detailed above and as reflected in WCG's report from its independent public accountants, certain of WCG's creditors have informed WCG that in their view, WCG may be in default under the terms of its credit facility. This condition raises substantial doubt about WCG's ability to continue as a going concern. Certain of WCG's debt agreements require that its annual financial statements be accompanied by an opinion from its independent public accountants that does not contain a "going concern" explanatory paragraph. Noncompliance with this term is an event of default. As a result of the inclusion of the going concern explanatory paragraph in that report, WCG will not be able to satisfy this term in the agreements. In addition, WCG anticipates that it may be in default under other covenants in 2002. Consequently, unless WCG is able to obtain a waiver of or amendment to this and certain other covenants in its credit facility or refinance the indebtedness under its credit facility by April 30, 2002, an "Event of Default" will occur under the terms of the credit facility. If an Event of Default occurs, the lenders under the credit facility would not be obligated to make additional advances under the credit facility; would be entitled to declare all amounts outstanding under the credit facility, including accrued interest or other obligations, to be immediately due and payable; and would be entitled to proceed against the collateral granted to them to secure the debt under the credit facility. Substantially all of the assets of WCG are pledged as collateral under the credit facility. Unless WCG is able to obtain a waiver of or amendment to certain covenants in the credit facility, cross-defaults could occur making substantially all of WCG's other long-term debt due. In addition, WCG anticipates making use of the 30-day grace period for interest payments totaling approximately $91 million that would be due on April 1, 2002, on approximately $1.7 billion face value, on a consolidated basis, of its senior redeemable notes. If WCG does not make the required payments within the grace period, cross-defaults may give the senior redeemable noteholders and other creditors the right to seek remedies. WCG does not have existing liquidity sufficient to pay all amounts that would become due as a result of defaults under the credit facility or the senior redeemable notes and, thus, would have to find other means of liquidity, enter into separate agreements to restructure its debt agreements, or file a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in order to avoid the material adverse effects associated with creditors foreclosing or exercising other remedies. These material adverse effects could also include issuing debt, issuing equity, selling assets or significantly reducing operations on terms that are not favorable to WCG.

     The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in

                      WILLIAMS COMMUNICATIONS GROUP, INC.

the normal course of business. The appropriateness of using the going concern basis is dependent upon, among other things, the successful restructuring of WCG's balance sheet, future profitable operations and the ability to generate sufficient cash from its operations and financing arrangements to meet its obligations. Management believes that the restructuring plan that it is developing, if successfully implemented, will provide sufficient liquidity to allow WCG to operate as a going concern. However, there can be no assurance that the sources of liquidity will be available or sufficient to meet WCG's needs, and accordingly, there is substantial doubt about WCG's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should WCG be unable to continue as a going concern.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of WCG, its majority-owned subsidiaries and a subsidiary that WCG controls but owns less than 50% of the voting common stock. Companies that WCG does not control and owns 20% to 50% of the voting common stock, or otherwise has the ability to exercise significant influence over the operating and financial policies of the company, are accounted for under the equity method of accounting.

     WCG has a 45% interest as of December 31, 2001 (45% and 41% as of December 31, 2000 and 1999, respectively) in PowerTel Limited (PowerTel), which is located in Australia and accounted for under the principles of consolidation. WCG consolidates PowerTel as WCG has control over PowerTel's operations despite its less than 50% ownership because WCG is entitled to appoint a majority of the members of PowerTel's board of directors and thereby exercises control over its operations.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

  Network

     Capacity and other services revenues are recognized monthly as the services are provided or revenues are earned. Amounts billed in advance of the service month are recorded as deferred income.

     Payments received for the installation of conduit under joint build construction contracts are generally recorded as a recovery of the applicable construction costs.

     Revenues under multiple element contracts are recognized based on the respective fair values of each individual element within the multiple element contract.

     Revenues from conduit and duct sales are recognized at time of delivery and acceptance and when all significant contractual obligations have been satisfied and collection is reasonably assured.

     Grants of indefeasible rights of use, or IRUs, of constructed but unlit fiber, or dark fiber, in exchange for cash, are accounted for as leases. IRUs are evaluated for sales-type lease accounting which results in certain lease transactions being accounted for as sales at the time of acceptance of

                      WILLIAMS COMMUNICATIONS GROUP, INC.

the fiber by the customer. IRUs that do not meet the criteria for a sales-type lease are accounted for as an operating lease, and the cash received is recognized as revenue over the term of the IRU. In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 43, "Real Estate Sales, an interpretation of Statement of Financial Accounting Standards (SFAS) No. 66," issued in June 1999, dark fiber is considered integral equipment and accordingly title must transfer to a lessee in order for a lease transaction to be accounted for as a sales-type lease. After June 30, 1999, the effective date of FASB Interpretation No. 43, sales-type lease accounting is not appropriate for IRUs since WCG's IRUs generally do not transfer title to the fibers under lease to the lessee. Therefore, these transactions are accounted for as operating leases unless title to the fibers under lease transfers to the lessee or the agreement was entered into prior to June 30, 1999.

     WCG has entered into transactions such as buying, selling, swapping and/or exchanging capacity, conduit and fiber to complete and compliment its network. Depending upon the terms of the agreement, certain transactions are accounted for as pure asset swaps with no revenue and no cost recognition while certain transactions are accounted for as both revenue and cost over the corresponding length of time for each agreement.

  Emerging Markets

     Transmission and media services revenues are recognized monthly as the services are provided. Amounts billed in advance of the service month are recorded as deferred income.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include demand and time deposits, certificates of deposit and other marketable securities with maturities of three months or less when acquired.

     Certain items which meet the definition of cash equivalents, but are part of a larger pool of investments managed by financial institutions, are included in short-term investments.

INVESTMENTS

     Debt and equity securities are classified as available-for-sale. The carrying amount of these investments is reported at fair value with net unrealized appreciation or depreciation reported as a component of other comprehensive income.

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

DERIVATIVE INSTRUMENTS

     All derivative financial instruments are recorded on the balance sheet at their fair value. Changes in fair value of derivatives are recorded each period in earnings if the derivative is not a hedge. If a derivative is a hedge, changes in the fair value of the derivative are either recognized in earnings offset against the changes in fair value of the hedged asset, liability or firm commitment also recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized immediately in earnings.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

PROPERTY, PLANT AND EQUIPMENT

     Property and equipment is recorded at cost. Depreciation is computed primarily on the straight-line method over estimated useful lives with the exception of assets acquired through capital leases, which are depreciated over the lesser of the estimated useful lives or the term of the lease.

GOODWILL AND OTHER INTANGIBLES

     Through December 31, 2001, goodwill and other intangibles were amortized on a straight-line basis over the estimated period of benefit ranging from five to twenty years. As of December 31, 2001, WCG has fully impaired its goodwill and other intangibles. Accumulated amortization as of December 31, 2000, was $38.7 million. Effective January 1, 2002, goodwill and certain indefinite lived intangible assets, if any, will no longer be amortized due to the issuance of SFAS No. 142, "Goodwill and Other Intangible Assets," which is discussed below in recent accounting standards.

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

FINANCING COSTS

     Costs incurred to obtain financing through the issuance of WCG's senior redeemable notes, senior secured notes and its long-term credit facility are included in other assets and deferred charges and amortized over the life of the debt. Costs incurred to obtain financing through the issuance of WCG's redeemable cumulative convertible preferred stock are included as a reduction to the carrying value of the preferred stock and amortized over the life of the preferred stock. Costs incurred in conjunction with WCG's restructuring efforts are expensed as incurred.

INCOME TAXES

     Prior to the spin-off in April 2001, WCG's operations were included in TWC's consolidated federal income tax return. A tax sharing agreement existed between WCG and TWC to allocate and settle among themselves the consolidated federal income tax liability (see Note 7). Deferred income taxes were allocated from TWC using the liability method and were provided on all temporary differences between the financial basis and allocated tax basis of WCG's assets and liabilities. Valuation allowances were established to reduce deferred tax assets to an amount that was more likely than not be realized.

     Effective with the spin-off of WCG from TWC, the existing tax sharing agreement with TWC was amended to address pre spin-off tax attributes. Under the amendment, TWC retains all rights and obligations with respect to tax attributes of WCG for all periods prior to WCG's initial public

                      WILLIAMS COMMUNICATIONS GROUP, INC.

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

LOSS PER SHARE

     Basic loss per share is based on the sum of the average number of common shares outstanding and deferred shares. Diluted loss per share includes any dilutive effect of stock options and convertible preferred stock. For the periods presented, diluted loss per common share is the same as the basic calculation as the inclusion of any stock options and convertible preferred stock would be antidilutive since WCG reported a loss from continuing operations for these periods. Stock options and convertible preferred stock of 10.6 million shares, 4.6 million shares, and 1.1 million shares in 2001, 2000, and 1999, respectively, have been excluded from the computation of diluted loss per common share.

FOREIGN CURRENCY TRANSLATION

     The functional currency of WCG is the U.S. dollar. Generally, the functional currency of WCG's foreign operations is the applicable local currency for each foreign subsidiary and equity method investee. Assets and liabilities of foreign subsidiaries and equity investees are translated at the spot rate in effect at the applicable reporting date, and the combined statements of operations and WCG's share of the results of operations of its equity affiliates are translated at the average exchange rates in effect during the applicable period. The resulting cumulative translation adjustment is recorded as a separate component of other comprehensive income.

     Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in the statement of operations.

RECENT ACCOUNTING STANDARDS

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.

     Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 applies to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, adoption of SFAS No. 142 is required in fiscal years beginning after December 15, 2001. In 2001, WCG recorded amortization of goodwill and other intangible assets of approximately $8 million. As of December 31, 2001, WCG has fully

                      WILLIAMS COMMUNICATIONS GROUP, INC.

impaired its goodwill and other intangible assets. WCG does not anticipate a material impact on WCG's results of operations and financial position upon adopting SFAS No. 141 and 142.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The Statement, effective for fiscal years beginning after June 15, 2002, requires companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion of construction or shortly thereafter. The FASB decided to limit the scope to legal obligations and the liability will be recorded at fair value. The effect of adopting this standard on WCG's results of operations and financial position is currently being evaluated.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement, effective for fiscal years beginning after December 15, 2001, provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." WCG's approach for impairment under SFAS No. 121 is consistent with the provisions under SFAS No. 144. Accordingly, the effect of adopting this standard on WCG's results of operations and financial position is not expected to be different than had WCG continued to operate under SFAS No. 121.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current period presentation.

2. ACQUISITIONS

     The following acquisitions occurred during 2001 and have been accounted for in the accompanying financial statements under the purchase method of accounting for business combinations. The purchase price was allocated based on the estimated fair value of acquired assets and liabilities at the date of the acquisition. A summary of the acquisitions by segment is as follows:

    Network

     On September 28, 2001, WCG acquired the wholesale international long-distance business conducted by Ameritech Global Gateway Services (AGGS), a subsidiary of SBC Communications, Inc. (SBC) for approximately $13 million in cash.

    Emerging Markets

     WCG entered into an investment in third quarter 2001 with iBEAM Broadcasting Corp. (iBEAM), a provider of streaming communications solutions. Under the terms of the agreement, WCG invested $20 million in cash and agreed to provide $10 million of future services to iBEAM in exchange for convertible preferred stock of iBEAM representing approximately a 49% ownership of the company. On December 7, 2001, WCG purchased substantially all the assets of iBEAM under terms approved by the U.S. Bankruptcy Court for consideration of approximately $25 million in cash and assumed certain liabilities of iBEAM, relating to the acquired assets. WCG accounted for its investment in iBEAM under the equity method of accounting until the purchase of iBEAM.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

     Costs of the acquisitions discussed above are allocated to the assets and liabilities acquired as follows for the year ended December 31:

                                                                   2001
                                                              --------------
                                                              (IN THOUSANDS)
Working capital.............................................     $(1,594)
Property and equipment......................................      43,930
Long-term debt..............................................      (3,860)
Other.......................................................         211
                                                                 -------
           Cost of acquisitions.............................     $38,687
                                                                 =======

     The following summarized unaudited pro forma financial information for the years ended December 31 assumes each acquisition had occurred on January 1 of the year immediately preceding the year of the acquisition:

                                                                2001          2000
                                                             -----------   ----------
                                                                  (IN THOUSANDS)
Revenues...................................................  $ 1,339,226   $1,072,055
Loss before extraordinary gain.............................  $(4,230,975)  $ (943,798)
Net loss...................................................  $(3,934,079)  $ (943,798)
Basic and diluted loss per share:
  Loss before extraordinary gain...........................  $     (8.72)  $    (2.04)
  Net loss attributable to common stockholders.............  $     (8.11)  $    (2.04)

3. DISCONTINUED OPERATIONS

     On January 25, 2001, WCG's board of directors authorized a plan for its management to divest the Solutions segment. Accordingly, the financial statements prior to 2001 reflect the Solutions segment as discontinued operations. On January 29, 2001, WCG signed an agreement to sell the domestic, Mexican and Canadian professional services operations of the Solutions segment to Platinum Equity LLC. This sale closed on March 31, 2001, for approximately $100 million in cash and an interest-bearing $75 million promissory note receivable of which $30 million is due on March 31, 2002, and $45 million plus accrued interest is due on September 30, 2002. WCG also entered into a collection agreement in which Platinum Equity LLC is responsible for the collection of certain identified retained accounts receivables. As of December 31, 2001, approximately $86 million had been collected on the outstanding receivables. WCG believes it is adequately reserved for the remaining uncollected balance as of December 31, 2001.

     WCG is involved in a dispute with the purchaser regarding the calculation of net working capital as defined in the agreement. Platinum Equity LLC claims that WCG owes approximately $47 million as a working capital adjustment under the terms of the agreement. WCG denies that a working capital adjustment of this magnitude is required. The matter has been submitted to arbitration.

     On March 27, 2001, WCG signed an agreement to sell its remaining Canadian operations of the Solutions segment to Telus Corporation. The sale closed in second quarter 2001 for approximately $38 million in cash.

     The liabilities of discontinued operations as of December 31, 2001, are included in accrued liabilities and consist primarily of remaining obligations relating to the disposal of the Solutions segment.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

4. SEGMENT DISCLOSURES

     WCG's reportable segments are Network and Emerging Markets. Network includes the nationwide intercity fiber-optic network, extended locally and globally, a publicly traded Australian telecommunications company and various other investments that drive bandwidth usage on the WCG network. Network provides advanced Internet, data, voice and video services to companies that use high capacity communications as an integral part of their service offerings. WCG also offers rights of use in dark fiber, which is fiber that it installs but for which it does not provide communications transmission services. WCG's network as well as established strategic relationships provide services in 125 U.S. cities and connectivity to Asia, Australia, Canada, South America, and Europe. Emerging Markets, previously called Broadband Media, provides services to acquire, manage and distribute audio, video, and multimedia content for the media industry as well as other mission-critical industries such as the government and financial services. Emerging Markets also includes investments in domestic broadband media communication companies. Other includes various foreign and domestic equity and cost-based investments and the costs to manage these investments, previously called Strategic Investments, as well as certain corporate assets not attributable to a specific segment such as cash and cash equivalents, short-term investments and unamortized debt expense. As of December 31, 2001, the foreign investments included in Other were all located in South America.

     In fourth quarter 2001, WCG changed its measure of segment profit and loss to operating EBITDA. Operating EBITDA as defined by WCG, represents earnings before interest, income taxes, depreciation and amortization, lease costs attributable to WCG's operating lease agreement covering a portion of WCG's fiber-optic network (operating lease costs) and other unusual, non-recurring or non-cash items, such as asset impairments and restructuring charges, equity earnings or losses and minority interest. A reconciliation of operating EBITDA to loss from operations is provided below. Prior period information has been restated to conform to the current period presentation. Intercompany sales are generally accounted for as if the sales were to unaffiliated third

                      WILLIAMS COMMUNICATIONS GROUP, INC.

parties. The following tables present certain financial information concerning WCG's reportable segments.

                                                  EMERGING
                                      NETWORK      MARKETS     OTHER    ELIMINATIONS      TOTAL
                                    -----------   ---------   -------   ------------   -----------
                                                            (IN THOUSANDS)
DECEMBER 31, 2001
Revenues:
  External customers:
     Dark fiber...................  $     9,101   $      --   $    --     $     --     $     9,101
     Capacity and other...........    1,012,098     164,322        --           --       1,176,420
                                    -----------   ---------   -------     --------     -----------
  Total external customers........    1,021,199     164,322        --           --       1,185,521
     Intercompany.................       56,641         380        --      (57,021)             --
                                    -----------   ---------   -------     --------     -----------
Total segment revenues............  $ 1,077,840   $ 164,702   $    --     $(57,021)    $ 1,185,521
                                    ===========   =========   =======     ========     ===========
Costs of sales:
  Dark fiber......................  $     3,177   $      --   $    --     $     --     $     3,177
  Capacity and other..............      929,157      97,121        --           --       1,026,278
  Intercompany....................          380      56,641        --      (57,021)             --
                                    -----------   ---------   -------     --------     -----------
Total cost of sales...............  $   932,714   $ 153,762   $    --     $(57,021)    $ 1,029,455
                                    ===========   =========   =======     ========     ===========
Operating EBITDA:
  Loss from operations............  $(3,425,095)  $(116,931)  $(2,340)    $     --     $(3,544,366)
  Adjustments to reconcile loss
     from operations to operating
     EBITDA:
     Depreciation and
       amortization...............      433,032      33,607       479           --         467,118
     Operating lease costs........       35,214          --        --           --          35,214
     Other:
          Asset impairments and
            restructuring
            charges...............    2,928,648      51,277        --           --       2,979,925
          Gain on sale of
            assets................      (46,079)         --        --           --         (46,079)
          Other...................           --          --    (1,500)          --          (1,500)
                                    -----------   ---------   -------     --------     -----------
Operating EBITDA..................  $   (74,280)  $ (32,047)  $(3,361)    $     --     $  (109,688)
                                    ===========   =========   =======     ========     ===========
Equity method investments.........  $     4,843   $      --   $ 3,587     $     --     $     8,430
Additions to long-lived assets....  $ 1,318,990   $  68,678   $ 1,626     $     --     $ 1,389,294

                      WILLIAMS COMMUNICATIONS GROUP, INC.

                                                    EMERGING
                                        NETWORK     MARKETS     OTHER    ELIMINATIONS     TOTAL
                                       ----------   --------   -------   ------------   ----------
                                                             (IN THOUSANDS)
DECEMBER 31, 2000
Revenues:
  External customers:
     Dark fiber......................  $   62,397   $     --   $    --     $     --     $   62,397
     Capacity and other..............     608,348    168,332        --           --        776,680
                                       ----------   --------   -------     --------     ----------
  Total external customers...........     670,745    168,332        --           --        839,077
  Intercompany.......................      34,275        429        --      (34,704)            --
                                       ----------   --------   -------     --------     ----------
Total segment revenues...............  $  705,020   $168,761   $    --     $(34,704)    $  839,077
                                       ==========   ========   =======     ========     ==========
Costs of sales:
  Dark fiber.........................  $   42,207   $     --   $    --     $     --     $   42,207
  Capacity and other.................     683,489     97,576        --           --        781,065
  Intercompany.......................         429     34,275        --      (34,704)            --
                                       ----------   --------   -------     --------     ----------
Total cost of sales..................  $  726,125   $131,851   $    --     $(34,704)    $  823,272
                                       ==========   ========   =======     ========     ==========
Operating EBITDA:
  Loss from operations...............  $ (404,900)  $(36,551)  $(7,220)    $     --     $ (448,671)
  Adjustments to reconcile loss from
     operations to operating EBITDA:
     Depreciation and amortization...     154,288     30,269       467           --        185,024
     Operating lease costs...........      52,035         --        --           --         52,035
     Other...........................        (686)        --        --           --           (686)
                                       ----------   --------   -------     --------     ----------
Operating EBITDA.....................  $ (199,263)  $ (6,282)  $(6,753)    $     --     $ (212,298)
                                       ==========   ========   =======     ========     ==========
Equity method investments............  $   15,335   $     --   $77,454     $     --     $   92,789
Additions to long-lived assets.......  $3,444,286   $ 37,113   $ 2,506     $     --     $3,483,905

                      WILLIAMS COMMUNICATIONS GROUP, INC.

                                                        EMERGING
                                            NETWORK     MARKETS     OTHER     ELIMINATIONS     TOTAL
                                           ----------   --------   --------   ------------   ----------
                                                                  (IN THOUSANDS)
DECEMBER 31, 1999
Revenues:
  External customers:
     Dark fiber..........................  $  109,258   $     --   $     --     $     --     $  109,258
     Capacity and other..................     295,799    161,324     35,075           --        492,198
                                           ----------   --------   --------     --------     ----------
  Total external customers...............     405,057    161,324     35,075           --        601,456
  Intercompany...........................      33,452      1,525        360      (35,337)            --
                                           ----------   --------   --------     --------     ----------
Total segment revenues...................  $  438,509   $162,849   $ 35,435     $(35,337)    $  601,456
                                           ==========   ========   ========     ========     ==========
Costs of sales:
  Dark fiber.............................  $   67,306   $     --   $     --     $     --     $   67,306
  Capacity and other.....................     347,437     91,083     20,214           --        458,734
  Intercompany...........................         448     31,832      3,057      (35,337)            --
                                           ----------   --------   --------     --------     ----------
Total cost of sales......................  $  415,191   $122,915   $ 23,271     $(35,337)    $  526,040
                                           ==========   ========   ========     ========     ==========
Operating EBITDA:
  Loss from operations...................  $ (167,898)  $(30,594)  $(48,003)    $     --     $ (246,495)
  Adjustments to reconcile loss from
     operations to operating EBITDA:
       Depreciation and amortization.....      51,454     29,866      5,398           --         86,718
       Asset impairments and
          restructuring charges..........          --         --     33,854           --         33,854
       Other.............................         841        160         --           --          1,001
                                           ----------   --------   --------     --------     ----------
Operating EBITDA.........................  $ (115,603)  $   (568)  $ (8,751)    $     --     $ (124,922)
                                           ==========   ========   ========     ========     ==========
Equity method investments................  $   14,416   $     --   $ 42,572     $     --     $   56,988
Additions to long-lived assets...........  $1,815,378   $ 39,776   $  3,069     $     --     $1,858,223

                                                               TOTAL ASSETS
                                                   ------------------------------------
                                                               DECEMBER 31,
                                                   ------------------------------------
                                                      2001         2000         1999
                                                   ----------   ----------   ----------
                                                              (IN THOUSANDS)
Network..........................................  $4,446,479   $6,025,728   $2,651,192
Emerging Markets.................................     230,155      210,840      228,778
Other............................................   1,315,392      884,333    2,380,369
Discontinued operations..........................          --      288,384      797,364
                                                   ----------   ----------   ----------
  Total assets...................................  $5,992,026   $7,409,285   $6,057,703
                                                   ==========   ==========   ==========

                      WILLIAMS COMMUNICATIONS GROUP, INC.

     The following geographic area data includes revenues from external customers based on origin of services rendered for the years ended December 31 and long-lived assets based upon physical location as of December 31.

                                                      2001         2000         1999
                                                   ----------   ----------   ----------
                                                              (IN THOUSANDS)
Revenues from external customers:
  United States..................................  $1,125,319   $  815,122   $  561,844
  Other..........................................      60,202       23,955       39,612
                                                   ----------   ----------   ----------
Total............................................  $1,185,521   $  839,077   $  601,456
                                                   ==========   ==========   ==========
Long-lived assets:
  United States..................................  $4,215,867   $5,166,086   $2,202,913
  Other..........................................     137,346      313,242      120,034
                                                   ----------   ----------   ----------
Total............................................  $4,353,213   $5,479,328   $2,322,947
                                                   ==========   ==========   ==========

     Long-lived assets are comprised of property, plant and equipment, goodwill and other intangible assets and certain other noncurrent assets.

     In 2001, two of Network's customers exceeded 10% of WCG's revenues with sales from each customer of approximately $402 million and $122 million, respectively. In 2000, three of Network's customers exceeded 10% of WCG's revenues with sales from each customer of approximately $169 million, $133 million and $101 million, respectively. In 1999, two of Network's customers exceeded 10% of WCG's revenues with sales from each customer of approximately $102 million and $65 million, respectively.

5. ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES

  2001

     During and subsequent to fourth quarter 2001, several industry events occurred including high profile bankruptcies of companies such as Global Crossing Ltd. and Enron Corp. and other actions by WCG's peer group, along with a continuing downward spiral of valuations associated with telecom companies.
Note 1, Basis of Presentation, and Note 12 describe a series of events and conditions impacting WCG during and subsequent to fourth quarter 2001. As a result of the combination of industry events, conditions specific to WCG and as part of the preparation of a comprehensive plan to restructure and de-leverage its balance sheet, management revised its plans and intentions with regard to the use of certain long-lived assets, and accordingly, revised its estimates of future cash flows associated with these long-lived assets. Certain assets are now considered excess, and WCG expects to measure future cash flows based on disposition. These assets have been impaired as described below using the present value of future cash flows for fair value. Other long-lived assets are currently in use or projected to be in use and these assets have not been impaired under SFAS 121 based on management's latest estimates of future cash flows. These estimates include assumptions regarding decreased prices for WCG's products and services, significant increases in sales quantities in periods beyond 2002 and that WCG has adequate liquidity. If actual results do not meet or exceed these estimates, WCG will revise its estimates of future cash flows and additional asset impairments may be necessary.

     These events also resulted in abandoning or suspending projects because of a reduced workforce or uncertainties related to the availability of funding to complete the projects and limited growth

                      WILLIAMS COMMUNICATIONS GROUP, INC.

profiles because of uncertainties now inherent in WCG's business. This analysis resulted in impairments for the year ended December 31, 2001 as follows:

                                                              (IN MILLIONS)
Dark fiber and conduit(1)...................................     $1,876
Optronics equipment(2)......................................        336
International assets and undersea cable(3)..................        256
Wireless capacity, net(4)...................................        215
Abandoned projects and other(5).............................        211
Goodwill and other intangible assets(6).....................         86
                                                                 ------
  Total impairment of long-lived assets.....................     $2,980
                                                                 ======

---------------

(1) WCG has assumed that on various routes it will keep 8 to 24 fibers for its internal use. Previous assumptions were that WCG would keep an average of 24 fibers for its own use. WCG's fourth quarter 2001 impairment charge of approximately $1.9 billion considers this change and revised estimates of future cash flows for all excess fiber and conduit.

(2) Because of increasingly lower prices for excess optronics, WCG recorded a fourth quarter 2001 impairment charge of approximately $186 million. WCG had previously recorded a third quarter 2001 impairment charge of approximately $150 million related to excess optronics.

(3) As of December 31, 2001, WCG has ownership interest in a number of international routes in process of completion for which the funding of that completion is now in doubt. In addition, the recent or expected completion of several undersea cable systems has negatively impacted prices. Because of these conditions, WCG does not believe it will recover its investment in these international assets. As such, WCG recorded a fourth quarter 2001 impairment charge of approximately $256 million on international routes.

(4) WCG had previously entered into a strategic relationship with Winstar Communications, Inc. (Winstar). WCG planned to use wireless technology to provide high capacity local exchange and internet access services to companies located in buildings not served by fiber-optic cable. However, in 2001 Winstar filed for bankruptcy protection and the assets were subsequently purchased by another company. Accordingly, WCG has fully impaired its basis in the Winstar capacity that it had previously purchased by recording a net fourth quarter 2001 impairment charge of approximately $215 million.

(5) WCG recorded a fourth quarter 2001 impairment charge of approximately $181 million primarily representing the write-off of project costs that will not be completed because of funding constraints and/or personnel reductions. WCG had previously recorded a third quarter 2001 charge of approximately $30 million for similar items.

(6) WCG recorded a fourth quarter 2001 impairment charge of approximately $75 million representing the remaining balances of its goodwill and other intangibles. WCG had previously recorded a third quarter 2001 impairment charge of approximately $11 million related to goodwill associated with its satellite operations.

     The impairments discussed above relate to the Network segment with the exception of goodwill and other intangibles of which $51.3 million relates to the Emerging Markets segment.

     The impairment analysis has been prepared on a going concern basis and WCG's remaining basis in its long-lived assets is presumed to be recoverable through future cash flows. If WCG enters bankruptcy, further impairments may be necessary because of differences between accounting for impairments of long-lived assets under SFAS 121 and accounting for such assets under "Fresh Start

                      WILLIAMS COMMUNICATIONS GROUP, INC.

Accounting" as described in Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." These differences include, but may not be limited to, the revaluation of all assets to fair value, further revisions of the underlying cash flow assumptions, revised assumptions underlying assets to be held for use versus assets to be sold, or estimates or appraisals for the purpose of determining and/or establishing a new enterprise value.

  1999

     In second quarter 1999, management determined that the businesses that provide audio and video conferencing services and closed-circuit video broadcasting services for businesses were held for sale. On June 30, 1999, WCG signed an agreement, which closed effective July 31, 1999, with Genesys, S.A. to sell its business which provides audio and video conferencing services. In addition, on July 31, 1999, WCG signed and closed an agreement with Cyberstar L.P. to sell its business which provides closed-circuit video broadcasting services for businesses. The proceeds from these transactions totaled approximately $50 million. Included in 1999 asset impairments and restructuring charges is a pre-tax loss of $28.4 million consisting of a $24.5 million impairment of the assets to fair value based on the net sales proceeds and exit costs of $3.9 million consisting of contractual obligations related to the sales of these businesses. These transactions resulted in an income tax provision of approximately $7.9 million, which reflects the impact of goodwill not deductible for tax purposes. Loss from operations related to these assets for 1999 was $10.2 million.

     In fourth quarter 1999, WCG abandoned a business involved in providing wireless remote monitoring and meter reading equipment and related services to industrial and commercial customers resulting in a $5.5 million loss consisting of an impairment charge of $4.7 million and exit costs of $0.8 million. Loss from operations related to these assets for 1999 was not significant.

6. OTHER OPERATING EXPENSE (INCOME), NET

  Transactions included in segment profit (loss)

     In 2001, WCG recorded other income of $10.8 million including gains of $28.7 million related to the termination of various agreements, partially offset by expenses related to a loss provision on notes receivable of $12.0 million and severance charges of $4.7 million.

  Transactions excluded from segment profit (loss)

     In October 2001, WCG and WorldCom reached an agreement in which WCG sold to WorldCom its single strand of lit fiber (sometimes known as the SUSA fiber) that WCG had retained when it sold the majority of its predecessor network to WorldCom in 1995. In exchange for granting title to the SUSA fiber to WorldCom, WCG received cash of $143.6 million from WorldCom resulting in a gain to WCG in fourth quarter 2001 of $46.1 million. WCG did not record any revenue from this sale. WCG purchased from WorldCom a 20-year IRU of capacity on WorldCom's network for $100 million. The agreement for the sale of the SUSA fiber and the purchase of the IRU settled ongoing disputes of operational matters dating back to 1995.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

7. BENEFIT (PROVISION) FROM INCOME TAXES

     The benefit (provision) from income taxes includes:

                                                   YEAR ENDED DECEMBER 31,
                                                 ----------------------------
                                                   2001      2000      1999
                                                 --------   -------   -------
                                                        (IN THOUSANDS)
Current:
  Federal......................................  $     --   $(1,849)  $    --
  State........................................       (64)     (178)     (108)
  Foreign......................................        --        --        --
                                                 --------   -------   -------
                                                      (64)   (2,027)     (108)
Deferred:
  Federal......................................   (41,916)   37,323    (2,293)
  State........................................    (8,145)   10,909    (2,584)
  Foreign......................................         4   (12,098)    8,170
                                                 --------   -------   -------
                                                  (50,057)   36,134     3,293
                                                 --------   -------   -------
Total benefit (provision) for income taxes.....  $(50,121)  $34,107   $ 3,185
                                                 ========   =======   =======

     The U.S. and foreign components of loss before income taxes are as follows:

                                                YEAR ENDED DECEMBER 31,
                                          -----------------------------------
                                             2001         2000        1999
                                          -----------   ---------   ---------
                                                    (IN THOUSANDS)
United States...........................  $(3,915,624)  $(294,381)  $(288,453)
Foreign.................................     (141,508)    (17,414)    (43,044)
                                          -----------   ---------   ---------
Total loss before taxes.................  $(4,057,132)  $(311,795)  $(331,497)
                                          ===========   =========   =========

     WCG's undistributed earnings from non U.S. subsidiaries in 2001, 2000 and 1999 have been accounted for as if fully repatriated.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

     Reconciliations from the benefit (provision) from income taxes at the federal statutory rate to the benefit (provision) from income taxes are as follows:

                                                YEAR ENDED DECEMBER 31,
                                           ----------------------------------
                                              2001         2000        1999
                                           -----------   ---------   --------
                                                     (IN THOUSANDS)
Benefit at statutory rate................  $ 1,419,996   $ 109,128   $116,024
Increases (reductions) in benefits
  resulting from:
  State income taxes.....................       (5,335)      6,191     (1,750)
  Foreign operations.....................      (46,547)      1,080    (10,867)
  Goodwill amortization..................         (866)       (986)    (4,248)
  Non-deductible costs related to asset
     sales...............................       (5,426)         --    (16,765)
  Change in federal valuation
     allowance...........................   (1,212,878)   (100,249)        --
  Tax benefits (provisions) allocated
     from TWC............................     (200,718)     27,158    (80,160)
  Other -- net...........................        1,653      (8,215)       951
                                           -----------   ---------   --------
Benefit (provision) from income taxes....  $   (50,121)  $  34,107   $  3,185
                                           ===========   =========   ========

     Significant components of deferred tax assets and liabilities as of December 31 are as follows:

                                                          2001         2000
                                                       -----------   --------
                                                           (IN THOUSANDS)
Deferred tax assets:
  Deferred revenues..................................  $   194,925   $195,973
  Property, plant and equipment, including
     impairments.....................................      403,705         --
  Investments, including impairments.................       76,955         --
  Other asset impairments............................      191,224      5,732
  Reserves...........................................       63,335     49,713
  Net operating loss carryforward....................      485,306     93,773
  Other..............................................       17,243     22,020
                                                       -----------   --------
                                                         1,432,693    367,211
Valuation allowance..................................   (1,388,970)  (141,994)
                                                       -----------   --------
Total deferred tax assets............................       43,723    225,217
Deferred tax liabilities:
  Property, plant and equipment......................           --    150,581
                                                       -----------   --------
  Investments........................................           --     34,656
                                                       -----------   --------
  Other..............................................       43,723     39,980
                                                       -----------   --------
Total deferred tax liabilities.......................       43,723    225,217
                                                       -----------   --------
Net deferred tax liability...........................  $        --   $     --
                                                       ===========   ========

     As of December 31, 2001, WCG had $1.2 billion of federal net operating losses, which will expire in 2022, $34.0 million of estimated capital loss carryforwards, which will expire in 2006, and $58.0 million of foreign net operating losses that carry forward indefinitely as well as various state

                      WILLIAMS COMMUNICATIONS GROUP, INC.

net operating losses. Valuation allowances have been established that reduce the deferred tax assets to amounts that will more likely than not be utilized. Uncertainties that may affect the utilization of the loss carryforwards include future operating results, impact of WCG's restructuring efforts, tax law changes and expiration of carryforward periods. The valuation allowance increased in 2001 primarily due to the net operating losses incurred after the spin-off of WCG from TWC.

     If WCG had filed a separate federal income tax return for all periods presented, the benefit for income taxes for 1999 would have increased by $84.1 million to reflect full use of the net operating losses generated in 1999. The 2000 tax benefit of $34.1 million would have changed to a $50.0 million tax provision to eliminate the net deferred tax asset created in 2000 by the additional 1999 net operating loss carryforward.

     There were no cash refunds for income taxes in 2001 and $0.5 million in 2000. Cash payments for income taxes were $0.8 million in 1999.

8. EMPLOYEE BENEFIT PLANS

     After the sale of Solutions to Platinum Equity LLC in March 2001, WCG retained the salaried employees' noncontributory defined benefit pension plans. However, no future service benefits will be accrued in these plans as the participants are no longer employed by WCG. Effective January 1, 2001, separate noncontributory defined benefit pension plans were established for WCG employees that had previously been covered under TWC's plans. Subsequent to the tax-free spin-off from TWC (see Note 14), these plans, as well as other postretirement medical benefit obligations, were transferred from TWC to WCG for active employees at that date. Effective May 31, 2001, WCG merged these transferred noncontributory defined benefit pension plans and other postretirement medical benefit obligations with the salaried employees' plans retained by WCG after the sale of Solutions (WCG plans). WCG does not provide pension and postretirement benefits for employees hired subsequent to the spin-off from TWC.

     Contributions for pension and postretirement medical benefits related to WCG's participation in the TWC plans were $2.1 million and $2.8 million in 2000 and 1999, respectively. Contributions for pension and postretirement medical benefits related to WCG's plans were $1.6 million in 2001. No contributions were made in 2001 to the TWC plans by WCG in anticipation of the planned spin-off from TWC and subsequent plan transfers.

     The following table presents the changes in benefit obligations and plan assets for pension benefits and other postretirement benefits for the WCG plans for the years indicated. It also presents a reconciliation of the funded status of these benefits to the amount recognized in the accompanying consolidated balance sheet as of December 31 of each year indicated. The amounts reported for 2001 include total year activity for retained Solutions salaried employees as well as activity for WCG active employees subsequent to the spin-off from TWC. The amounts reported for 2000

                      WILLIAMS COMMUNICATIONS GROUP, INC.

include activity only for retained Solutions salaried employees, as WCG employees were included in the TWC plans for this period.

                                                                     OTHER
                                                                POSTRETIREMENT
                                           PENSION BENEFITS        BENEFITS
                                          -------------------   ---------------
                                            2001       2000      2001     2000
                                          --------   --------   -------   -----
                                                     (IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of
     year...............................  $ 55,531   $ 38,512   $    --   $  --
  Benefit obligation transferred from
     TWC................................    33,243         --     3,443      --
  Service cost..........................     4,921      3,877       156      --
  Interest cost.........................     5,365      3,526       171      --
  Actuarial loss........................     2,969     10,437       311      --
  Benefits paid.........................    (3,639)      (821)       --      --
  Plan curtailment......................    (9,327)        --        --      --
                                          --------   --------   -------   -----
Benefit obligation at end of year.......    89,063     55,531     4,081      --
                                          --------   --------   -------   -----
Change in plan assets:
  Fair value of plan assets at beginning
     of year............................    45,039     47,856        --      --
  Assets transferred from TWC...........    36,387         --        --      --
  Actual return on plan assets..........    (3,546)    (1,996)       --      --
  Employer contribution.................     1,591         --        --      --
  Benefits paid.........................    (3,639)      (821)       --      --
                                          --------   --------   -------   -----
Fair value of plan assets at end of
  year..................................    75,832     45,039        --      --
                                          --------   --------   -------   -----
Funded status...........................   (13,231)   (10,492)   (4,081)     --
Unrecognized net actuarial loss.........     1,917      3,156     2,029      --
Unrecognized prior service cost
  (credit)..............................       702       (671)       73      --
                                          --------   --------   -------   -----
Net accrued benefit cost................  $(10,612)  $ (8,007)  $(1,979)  $  --
                                          ========   ========   =======   =====

     The net accrued benefit cost is included in the accompanying balance sheet as accrued benefit cost within accrued liabilities.

     Net pension expense and other postretirement benefit expense for the WCG plans consisted of the following:

                                                   2001      2000      1999
                                                  -------   -------   -------
                                                        (IN THOUSANDS)
Components of net periodic pension expense:
  Service cost..................................  $ 4,921   $ 3,877   $ 4,875
  Interest cost.................................    5,365     3,526     2,954
  Expected return on plan assets................   (6,991)   (4,531)   (4,006)
  Amortization of prior service credit..........        9      (280)     (280)
  Recognized net actuarial gain.................     (489)     (186)     (154)
  Curtailment gain..............................   (1,374)       --        --
                                                  -------   -------   -------
Net periodic pension expense....................  $ 1,441   $ 2,406   $ 3,389
                                                  =======   =======   =======

                      WILLIAMS COMMUNICATIONS GROUP, INC.

                                                           2001   2000    1999
                                                           ----   -----   -----
                                                              (IN THOUSANDS)
Components of net periodic postretirement benefit
  expense:
  Service cost...........................................  $156   $  --   $  --
  Interest cost..........................................   171      --      --
  Amortization of prior service credit...................    43      --      --
  Recognized net actuarial gain..........................   (16)     --      --
                                                           ----   -----   -----
Net periodic postretirement benefit expense..............  $354   $  --   $  --
                                                           ====   =====   =====

     Net pension expense related to WCG's participation in TWC's plans was $1.1 million, $2.7 million and $3.4 million for 2001, 2000 and 1999, respectively. Other postretirement benefit expense related to WCG's participation in TWC's plans was $0.2 million, $0.4 million and $0.2 million for 2001, 2000 and 1999, respectively.

     The following are the weighted-average assumptions utilized as of December 31 of the year indicated:

                                                                         OTHER
                                                        PENSION     POSTRETIREMENT
                                                       BENEFITS        BENEFITS
                                                      -----------   ---------------
                                                      2001   2000    2001     2000
                                                      ----   ----   ------   ------
Discount rate.......................................   7.5%   7.5%    7.5%     7.5%
Expected return on plan assets......................  10.0   10.0     N/A      N/A
Rate of compensation increase.......................   5.0    5.0     N/A      N/A

     The annual assumed rate of increase in the health care cost trend rate for 2002 is 12% which systematically decreases to 5% by 2010.

     The various nonpension postretirement benefit plans which WCG sponsors provide for retiree contributions and contain other cost-sharing features such as deductibles and coinsurance. The accounting for these plans anticipates future cost-sharing changes to the written plans that are consistent with WCG's expressed intent to increase the retiree contribution rate generally in line with health care cost increases.

     The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                              1-PERCENTAGE-POINT
                                                              -------------------
                                                              INCREASE   DECREASE
                                                              --------   --------
                                                                (IN THOUSANDS)
Effect on total of service and interest cost components.....    $ 59      $ (48)
Effect on postretirement benefit obligation.................    $709      $(573)

     Beginning January 1, 2001, WCG established and continues to maintain a defined contribution plan for its employees. Prior to January 1, 2001, WCG employees were included in various defined contribution plans maintained by TWC. WCG's costs related to these plans were $12.1 million, $8.1 million and $5.1 million in 2001, 2000 and 1999, respectively. These costs increased from 2000 to 2001 primarily due to the growth in the eligible employee base.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

9. INVESTMENTS

     Investments as of December 31 consisted of the following (in thousands):

                                                           2001       2000
                                                         --------   --------
Short-term investments:
Debt securities:
  Debt securities mutual funds.........................  $303,340   $    765
  Corporate debt securities............................   256,762     82,153
  Government debt securities...........................   214,106         --
  Other debt securities and time deposits..............    85,980        514
                                                         --------   --------
     Total debt securities.............................   860,188     83,432
Preferred stocks.......................................    33,705         --
Marketable equity securities...........................    10,920    311,752
                                                         --------   --------
     Short-term investments............................  $904,813   $395,184
                                                         ========   ========
Long-term investments:
Equity method:
  ATL -- common stock..................................  $     --   $ 23,683
  Others...............................................     8,430     69,106
                                                         --------   --------
                                                            8,430     92,789
Cost method:
  ATL -- preferred stock...............................        --    292,048
  Others...............................................     3,125    101,271
                                                         --------   --------
                                                            3,125    393,319
Advances to investees:
  ATL..................................................        --    132,606
  Others...............................................        --      1,138
                                                         --------   --------
                                                               --    133,744
                                                         --------   --------
     Long-term investments.............................  $ 11,555   $619,852
                                                         ========   ========

  Short-term investments

  Debt securities

     Contractual maturity dates for debt securities as of December 31 are as follows (in thousands):

                                                            2001      2000
                                                          --------   -------
CONTRACTUAL MATURITY:
Maturing in one year or less............................  $259,652   $82,640
Maturing after one year through five years..............    70,113        --
Maturing after five years...............................   227,083        --
No stated maturity......................................   303,340       792
                                                          --------   -------
                                                          $860,188   $83,432
                                                          ========   =======

     The carrying amount of these investments is fair value, which approximates cost. These investments are considered short-term based on management's intent and ability to liquidate the investments within one year. Interest and other investing income consists primarily of interest income related to the debt securities.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

  Preferred stock

     The carrying amount of the preferred stock investments is fair value, which approximates cost.

  Marketable equity securities

     The carrying amount of the marketable equity securities is fair value. The aggregate cost of these investments, net of write-downs, was $1.1 million and $170.6 million as of December 31, 2001 and 2000, respectively. Gross unrealized gains were $9.8 million as of December 31, 2001, after taking into effect the write-downs discussed below. Gross unrealized gains and losses were $179.4 million and $38.2 million as of December 31, 2000, respectively.

     WCG recognized a loss of $89.8 million and $1.7 million in 2001 and 2000, respectively, related to write-downs of certain marketable equity security investments resulting from management's determination that the decline in the value of these investments was other than temporary.

     WCG sold portions of its investments in certain marketable equity securities for proceeds of $104.5 million and $254.4 million in 2001 and 2000, respectively. WCG recorded gross realized gains of $63.7 million and $108.3 million in 2001 and 2000, respectively, and gross realized losses of $40.5 million and $14.6 million in 2001 and 2000, respectively, from these sales. WCG also recognized a gain of $214.7 million in 2000 from the conversion of WCG's shares of common stock of Concentric Network Corporation into shares of common stock of XO Communications, Inc., pursuant to a merger of those companies completed in June 2000.

     WCG recorded income of $40.9 million in 2001 from the change in market value of cashless collars on certain marketable equity securities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended since the cashless collars did not qualify as a hedge. The cashless collars were terminated in 2001 yielding proceeds of $40.9 million. Prior to the adoption of SFAS No. 133, WCG received cash proceeds of $85.1 million from the early termination of derivative instruments treated as hedges of certain marketable equity securities in 2000. The cash proceeds were recorded as a reduction in the basis of the underlying marketable equity security. WCG has no cashless collars in place as of December 31, 2001.

LONG-TERM INVESTMENTS

  Equity and cost method investments and advances to investees

     WCG's equity losses were $35.5 million, $20.3 million and $36.4 million in 2001, 2000 and 1999, respectively. Equity losses in 2001 include $20.0 million of equity losses related to WCG's equity investment in iBEAM in third quarter 2001. WCG purchased the assets of iBEAM out of bankruptcy in December 2001 (see
Note 2). In addition, equity losses related to WCG's investment in Algar Telecom Leste, S. A. (ATL) were $10.4 million, $12.8 million and $37.5 million for 2001, 2000 and 1999, respectively. WCG sold its investment in ATL in two separate transactions in 2001 and 2000 as discussed below.

     Cash dividends of $4.5 million and $8.0 million were received from investments in companies carried on the equity basis in 2001 and 2000, respectively. Property distributions of $8.5 million were also received from an equity method investment in 2001. These dividends and distributions were recorded as a return of investment and, therefore, had no income statement impact.

     WCG recognized a loss of $117.8 million and $32.8 million in 2001 and 2000, respectively, related to write-downs of certain cost-based and equity-method investments resulting from management's estimate that the decline in the value of these investments was other than temporary.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

     Other cost investments in the table above consisted primarily of common stock investments in various privately-held companies in the telecommunications industry.

     Prior to March 1999, WCG owned 30% of the preferred shares in ATL and through participation in a limited liability company owned 30% of the common stock. In March 1999, WCG purchased from Algar Telecom for $265 million an additional 43% of the preferred shares and 19% of the common stock of ATL. The purchase price of ATL common stock exceeded the related share of the net assets by $35 million which was being amortized over 15 years.

     In a series of transactions in first quarter 2000, WCG sold to an entity jointly owned by SBC and Telefonos de Mexico, S.A. de C.V., 7% and 30% of ATL's total preferred shares and common stock, respectively. The partial sale of WCG's investment in ATL, which had a carrying value of $30 million, yielded proceeds of approximately $168 million. WCG recognized a gain on the sale of $16.5 million and deferred a gain of approximately $121 million associated with $150 million of the proceeds which were subsequently advanced to ATL. As of December 31, 2000, WCG owned 66% of the preferred shares and 19% of the common stock of ATL.

     WCG entered into an agreement with America Movil, S.A. de C.V., in second quarter 2001 to sell its remaining economic interest in ATL. The transaction closed in third quarter 2001 and WCG received $309.6 million in cash with an additional $90.0 million due from America Movil, S.A. de C.V., on May 15, 2002. WCG recognized a gain from the sale of $45.1 million. In February 2002, America Movil, S.A. de C.V., prepaid its note from the sale of ATL by paying a discounted amount of $88.8 million.

     During 2001, WCG pledged its total shares in Manquehue Net, S.A., an equity method investment with a carrying value of $3.6 million as of December 31, 2001, to a shareholder in Silica Networks S.A. in exchange for this shareholder funding WCG's share of a required capital contribution to Silica Networks S.A. During 2001, WCG fully reserved the Silica Networks S.A. equity method investment, which is included in the write-downs discussed above.

10. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment as of December 31 was summarized as follows:

                                                DEPRECIABLE LIVES      2001         2000
                                               -------------------  ----------   ----------
                                                   (IN YEARS)           (IN THOUSANDS)
Network equipment (including fiber, optronics
  and capacity IRUs).........................         7-30          $3,253,651   $2,234,491
Right-of-way.................................         20-40            139,029      255,670
Buildings and leasehold improvements.........  30 or life of lease     595,083      297,751
Computer equipment...........................           3              202,449       89,640
General office furniture and fixtures........          3-5              52,555       36,962
Construction in progress.....................    Not applicable        346,385    2,313,128
Other........................................        Various           364,880      242,278
                                                                    ----------   ----------
                                                                     4,954,032    5,469,920
  Less accumulated depreciation and
     amortization............................                         (600,819)    (330,936)
                                                                    ----------   ----------
                                                                    $4,353,213   $5,138,984
                                                                    ==========   ==========

     Depreciation expense was $459.4 million, $176.1 million and $73.6 million in 2001, 2000 and 1999, respectively.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     WCG's cash accounts reflect credit balances to the extent checks written have not been presented for payment. The amounts of these credit balances included in accounts payable were $66.3 million and $138.9 million as of December 31, 2001 and 2000, respectively.

     Accrued liabilities as of December 31 consisted of the following:

                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Construction costs..........................................  $ 67,988   $199,540
Interest....................................................   132,696    104,084
Employee costs..............................................    62,646     42,023
Taxes, other than income taxes..............................    58,056     16,111
Other.......................................................    51,733     40,100
                                                              --------   --------
                                                              $373,119   $401,858
                                                              ========   ========

12. DEBT AND OTHER FINANCING ARRANGEMENTS

     Long-term debt as of December 31 consisted of the following:

                                                     WEIGHTED-
                                                      AVERAGE
                                                     INTEREST
                                                       RATE*        2001         2000
                                                     ---------   ----------   ----------
                                                                     (IN THOUSANDS)
Senior redeemable notes, 10.70% -- 11.875%,
  due 2007 -- 2010.................................    11.1%     $2,438,692   $2,986,598
Senior secured notes due 2004......................     8.3%      1,400,000           --
Credit facility....................................     5.1%        975,000      525,000
Asset defeasance program...........................     2.2%        750,000           --
TWC note...........................................      --              --      975,610
Other..............................................     5.8%        347,575       39,498
                                                                 ----------   ----------
                                                                  5,911,267    4,526,706
Less current maturities............................                 (72,488)          --
                                                                 ----------   ----------
Long-term debt.....................................              $5,838,779   $4,526,706
                                                                 ==========   ==========

---------------

* As of December 31, 2001

  Senior redeemable notes

     In the second half of 2001, a wholly-owned subsidiary of WCG purchased $551.0 million of WCG's senior redeemable notes in the open market at an average price of 43% of face value. The purchase resulted in an extraordinary gain of $296.9 million (net of a zero provision for income taxes) including the recognition of deferred costs and debt discounts related to the purchased senior redeemable notes.

     The senior redeemable notes are senior unsecured obligations of WCG, ranking equally with all of WCG's existing and future senior unsecured debt. The senior redeemable notes are senior to all of WCG's subordinated debt and junior to any existing or future secured debt.

     WCG anticipates making use of the 30-day grace period for interest payments totaling approximately $91 million that would be due on April 1, 2002, on approximately $1.7 billion face

                      WILLIAMS COMMUNICATIONS GROUP, INC.

value, on a consolidated basis, of its senior redeemable notes. If WCG does not make the required payments within the grace period, cross-defaults may give the senior redeemable noteholders and other creditors the right to seek remedies.

  Senior secured notes

     In March 2001, WCG Note Trust, which is wholly-owned by WCL, a wholly-owned subsidiary of WCG, issued approximately $1.4 billion of 8.25% senior secured notes in a private placement. The notes are due March 15, 2004, with the principal payment due in full at maturity and interest payments due semi-annually in arrears on March 15 and September 15 of each year beginning September 15, 2001. The notes may be repaid at varying redemption premiums or make-whole prices, as defined.

     The senior secured notes are backed by a $1.5 billion note issued by WCG to WCG Note Trust which is eliminated in consolidation. The note issued by WCG ranks equal to all of WCG's existing and future senior unsecured debt, senior to subordinated debt and junior to any secured debt WCG may incur as to the assets securing such debt. The note issued by WCG will mature on March 31, 2008, and will bear interest at an annual rate of 8.25% until September 15, 2003, at which time the interest rate will be reset in accordance with the terms of such note. Interest on this note is payable semiannually one business day prior to the interest payment dates with respect to the senior secured notes. Under the terms of the note issued by WCG to WCG Note Trust, principal payments under the senior secured notes will be met by remarketing to the public by September 2003 the note issued by WCG to WCG Note Trust to enable a sale at a price which will generate proceeds sufficient to redeem the senior secured notes.

     TWC provided indirect credit support for the senior secured notes through a commitment to issue its preferred stock in the event of a default under the senior secured notes. In addition, if the remarketing of the note issued by WCG to WCG Note Trust is unsuccessful or does not generate sufficient proceeds to redeem senior secured notes in full, TWC is obligated to issue its preferred stock to cover any such shortfall.

     In March 2002, TWC secured the consents of holders of the senior secured notes guaranteed by TWC to amend a provision that would have caused the acceleration of the notes in the event of a WCG bankruptcy or other events. The amendment affirmed TWC's obligations for all payments under the notes, which mature in March 2004, and allows TWC to fund the payments from any available sources. WCG is obligated to reimburse TWC for the payments discussed above with the exception of the March and September 2002 interest payments totaling approximately $115 million. WCG Note Trust's obligation to reimburse TWC is secured by a $1.5 billion note issued by WCG to WCG Note Trust. Consequently, to the extent TWC makes payments under these notes for which it is entitled to reimbursement, TWC will have an unsecured claim against WCG.

  Credit facility

     In September 1999, WCL entered into a $1.05 billion credit facility with various banks. The credit facility consists of a $525 million senior amortizing term loan facility maturing September 2006 and a $525 million senior reducing revolving credit facility maturing September 2005. WCG (through WCL) may borrow under the term loan facility during a one-year period beginning on the commencement date of the credit facility and may borrow under the revolving credit facility throughout its six-year term. WCG borrowed $525 million under the term loan facility in September 2000. In April 2001, WCG closed an add-on of $450 million to its senior amortizing term loan facility maturing 2006. In April 2001, WCG borrowed $450 million under the add-on facility.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

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

     The credit facility ranks senior to WCG's senior redeemable notes and senior secured notes.

     In connection with the add-on to the credit facility, WCG was required to grant to the lenders a security interest in substantially all of the domestic assets of WCG except for certain assets such as any land or interest in land and any Emerging Markets related assets. However, due to the downgrade of WCG's credit rating discussed below, the credit facility lenders were entitled to and requested liens on substantially all of WCG's assets that were not previously secured under the credit facility except for those assets secured under the asset defeasance program and those assets secured under the sale and subsequent leaseback with TWC. WCG also received a commitment, subject to various conditions, to further increase its credit facility by $300 million which would bring the total size of the credit facility to $1.8 billion. The $300 million commitment was accessible through the end of first quarter 2002. However, subsequent to December 31, 2001, WCG cancelled the $300 million commitment.

     On July 19, 2001, Moody's Investor Service (Moody's) announced that it lowered various credit ratings of WCG. The announcement stated that contributing to this change is the tax-free spin-off from TWC and the potential impact the current economic slowdown could have on both the telecommunications industry and WCG's operating results. This downgrade increased the borrowing rate on WCG's credit facility from LIBOR plus 2.75% to LIBOR plus 3.00%.

     During first quarter 2002, WCG's credit rating was downgraded by Standard & Poor's (S&P) rating agency due to the impact of a weak economy and current conditions within the telecommunications industry and warned it could cut the ratings further due to concerns about WCG's ability to fund its business beyond 2002. In addition, Moody's further downgraded WCG's credit rating.

     In October 2001, the credit facility was amended to extend the date by which WCG is required to raise an additional $224 million of cash, of which at least $150 million had to be in the form of equity, from December 31, 2001, to July 1, 2003. In connection with the amendment, WCG agreed to work jointly with its bank group and the bank group's financial advisor to perform a more comprehensive review of the credit facility. This review and the resulting amendment were initially expected to be completed in January 2002. However through a series of agreements, WCG and its bank group agreed to extend the negotiating period for an amendment to the credit facility until April 26, 2002. WCG also agreed that it will not purchase its securities and that it will limit transactions through certain of its subsidiaries through mid-2003. Additionally, WCG confirmed with its bank group that it will not draw upon the $525 million revolver portion of the credit facility prior to mid-2003.

     On January 29, 2002, the banks, through their administrative agent, informed WCG that, in their view, WCG may be in default under the terms of its credit facility, and the banks reserved their

                      WILLIAMS COMMUNICATIONS GROUP, INC.

rights accordingly. The possible default related to the fact that, due to negative developments in the telecommunications industry and the value of WCG's assets, the banks questioned whether WCG could confirm the representations and warranties included in the credit facility. The banks also have reserved their right to claim that the purchase by a wholly-owned subsidiary of WCG of WCG's senior redeemable notes in 2001, violated the terms of the credit facility. Because of the potential adverse consequences to WCG if the banks were to conclude and notify WCG of a default and attempt to accelerate its indebtedness, which could result in cross-defaults under other material agreements and securities and foreclosure on substantially all of WCG's assets upon which the banks have a lien, WCG agreed to develop a comprehensive plan for restructuring and de-leveraging its balance sheet. In developing this plan, WCG, in consultation with financial and legal advisors, has considered various restructuring alternatives, of which the ultimate outcome of which will be influenced by stakeholders of WCG.

     As detailed above and as reflected in WCG's report from its independent public accountants, certain of WCG's creditors have informed WCG that in their view, WCG may be in default under the terms of its credit facility. This condition raises substantial doubt about WCG's ability to continue as a going concern. Certain of WCG's debt agreements require that its annual financial statements be accompanied by an opinion from its independent public accountants that does not contain a "going concern" explanatory paragraph. Noncompliance with this term is an event of default. As a result of the inclusion of the going concern explanatory paragraph in that report, WCG will not be able to satisfy this term in the agreements. In addition, WCG anticipates that it may be in default under other covenants in 2002. Consequently, unless WCG is able to obtain a waiver of or amendment to this and certain other covenants in its credit facility or refinance the indebtedness under its credit facility by April 30, 2002, an "Event of Default" will occur under the terms of the credit facility. If an Event of Default occurs, the lenders under the credit facility would not be obligated to make additional advances under the credit facility; would be entitled to declare all amounts outstanding under the credit facility, including accrued interest or other obligations, to be immediately due and payable; and would be entitled to proceed against the collateral granted to them to secure the debt under the credit facility. Substantially all of the assets of WCG are pledged as collateral under the credit facility. Unless WCG is able to obtain a waiver of or amendment to certain covenants in the credit facility, cross-defaults could occur making substantially all of WCG's other long-term debt due. In addition, WCG anticipates making use of the 30-day grace period for interest payments totaling approximately $91 million that would be due on April 1, 2002, on approximately $1.7 billion face value, on a consolidated basis, of its senior redeemable notes. If WCG does not make the required payments within the grace period, cross-defaults may give the senior redeemable noteholders and other creditors the right to seek remedies. WCG does not have existing liquidity sufficient to pay all amounts that would become due as a result of defaults under the credit facility or the senior redeemable notes and, thus, would have to find other means of liquidity, enter into separate agreements to restructure its debt agreements, or file a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in order to avoid the material adverse effects associated with creditors foreclosing or exercising other remedies.

  Asset defeasance program

     In 1998, WCG entered into an operating lease agreement covering a portion of its fiber-optic network referred to as an asset defeasance program (ADP). The total cost of the network assets covered by the lease agreement was $750 million. TWC has guaranteed WCG's obligations under the lease. This obligation was secured by the assets under the asset defeasance program. Interest on

                      WILLIAMS COMMUNICATIONS GROUP, INC.

the debt obligation was primarily based on average daily commercial paper rates and effective in February 2002, interest was primarily based on the Prime rate.

     Pursuant to an agreement among WCG, WCL, TWC and the administrative agent for WCG's bank group, TWC was obligated to fund the purchase price of the network assets covered by the asset defeasance program. In exchange for making that payment, TWC is entitled to receive debt from WCG in the amount of approximately $750 million that is subordinate to, and neither matures nor requires any payments to be made earlier than one year after the maturity of, WCG's credit facility. On March 29, 2002, TWC funded the purchase price, the ADP assets were transferred to WCG, the asset defeasance program was terminated and WCG tendered an unsecured note to TWC for approximately $750 million. As a result, WCG has included the assets and the associated obligation in its Consolidated Balance Sheet as of December 31, 2001, in anticipation of exercising the purchase option. TWC has reserved its rights with respect to the transaction.

  TWC note

     In February 2001, TWC and WCG entered into an agreement that, among other things, resulted in the exchange of the TWC note for WCG's equity (see Note 14).

  Other

     In September 2001, WCG sold its Technology Center building and other ancillary assets to TWC for approximately $276 million in cash. Concurrent with the sale, WCG leased the Technology Center building for a period of ten years and other ancillary assets for a period of three to ten years with varying payment terms. WCG has an option to repurchase and TWC has the right to sell the Technology Center building to WCG at the expiration date of the lease for approximately $92 million. WCG also has the option to repurchase and TWC has the right to sell certain ancillary assets to WCG at the expiration date of the lease at their stated fair market value per the lease. In the event neither WCG nor TWC exercise these options, the property will remain owned by TWC. The current portion of the obligation is $28.9 million as of December 31, 2001. The assets under the sale and subsequent leaseback secure the obligation.

     In first quarter 2001, PowerTel paid off its 70 million Australian dollar bridge financing facility agreement with a portion of the proceeds received from the completion of a 110 million Australian dollar equity rights offering. In first quarter 2001, PowerTel also entered into a 150 million Australian dollar bank facility agreement due March 2006 with a variable interest rate as defined in the agreement. As of December 31, 2001, PowerTel had drawn 71 million Australian dollars (or $36.3 million) under the bank facility agreement at an average interest rate of 7.3%.

     As of December 31, 2001, PowerTel was in violation of two covenant requirements and was in the process of negotiating a restructuring plan with its bank group. In February 2002, WCG advanced PowerTel 16 million Australian dollars (or $8.3 million) in the form of a subordinated loan in order to satisfy certain conditions of the restructuring plan. In March 2002, as part of an approved restructuring plan with its bank group, PowerTel received waivers from its bank group related to the covenant violations for the three months ending December 31, 2001. Under the approved restructuring plan, PowerTel will have access to its remaining bank facility beginning September 1, 2002. PowerTel's violation of covenant requirements does not cause any cross-defaults under WCG's other debt obligations.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

     Scheduled maturities of debt as of December 31, 2001 are as follows (in thousands):

2002....................................  $   72,488
2003....................................     206,414
2004....................................   1,699,726
2005....................................     325,977
2006....................................     242,503
Thereafter..............................   3,374,467
                                          ----------
                                          $5,921,575
                                          ==========

     Cash payments for interest, net of amounts capitalized, were $381.7 million, $152.1 million and $46.8 million in 2001, 2000 and 1999, respectively, including commitment fees relating to the credit facility of $7.5 million, $9.0 million and $3.6 million in 2001, 2000 and 1999, respectively.

     WCG's debt agreements contain restrictive covenants and require it to meet certain financial ratios and tests. These agreements restrict WCG's ability to borrow additional money, pay dividends or other distributions to stockholders, make investments, create liens on assets and sell assets. Restrictions contained in certain of WCG's debt agreements limit the ability of WCL, the wholly-owned operating subsidiary of WCG, to transfer funds to its parent, WCG, except for regularly scheduled interest payments with respect to the senior redeemable notes, as well as certain other payments as outlined in the long-term credit facility agreement.

  Other financing arrangements

     As of December 31, 2001, WCG owes TWC approximately $100 million for various normal course services which is included in accounts payable. By agreement with TWC, WCG elected to defer payment of these payables until September 15, 2002 at an interest rate of 8.25%.

13. REDEEMABLE CUMULATIVE CONVERTIBLE PREFERRED STOCK

     In September 2000, WCG issued 5,000,000 shares of 6.75% redeemable cumulative convertible preferred stock at a liquidation preference of $50.00 per share for proceeds of approximately $240.5 million, net of issuance costs of $9.5 million. Each share of preferred stock is convertible into 1.7610 shares of WCG's Class A common stock, based on a conversion price of $28.39.

     WCG may redeem all or any part of the shares of preferred stock at any time on or after October 15 of 2005 and 2006 at a redemption price of 103.38% and 102.70%, respectively, and under specified circumstances, before that date. The preferred stock will be subject to mandatory redemption on October 15, 2012, at 100% of the liquidation preference, plus accumulated and unpaid dividends to the date of redemption.

     The preferred stock ranks senior to WCG's common stock with respect to dividend rights and rights upon liquidation, winding up and dissolution. The preferred stock is junior in right to payment of all debt obligations of WCG.

     Dividends on the preferred stock are cumulative from the date of issue and will be payable on January 15, April 15, July 15, and October 15 of each year, beginning on January 15, 2001, at the annual rate of 6.75%. The terms of WCG's current debt agreements preclude WCG or its restricted subsidiaries, as defined in the credit facility, from paying cash dividends. During any periods when WCG is restricted from paying cash dividends, it expects to pay preferred stock dividends by delivering shares of its common stock to the transfer agent for the preferred stock, which will resell those shares of common stock. The proceeds from the sale of its common stock will then be used to

                      WILLIAMS COMMUNICATIONS GROUP, INC.

pay cash dividends to the holder of shares of preferred stock. In October 2001, CG Investment Company, LLC, a wholly-owned unrestricted subsidiary of WCG, purchased $4.2 million of WCG's shares from the transfer agent that WCG had issued to the transfer agent relating to the October 2001 dividend payment. The transfer agent utilized the proceeds to pay the October 2001 dividend payment.

     Through January 15, 2002, WCG has met all required quarterly dividends although WCG has discretion to defer the payments for up to six quarters without triggering certain rights of holders of the preferred stock. In February 2002, WCG adopted a policy such that it will not declare or pay dividends on the preferred stock until such time as the market price of the common stock equals or exceeds $5.00 per share.

14. STOCKHOLDERS' EQUITY

     In February 2001, TWC and WCG entered into an agreement that, among other things, resulted in the transfer of ownership of a building under construction and other assets from TWC to WCG, a commitment to fund the completion of the building, the conversion of the TWC note into paid in capital and the issuance of 24.3 million shares of WCG Class A common stock. In 2001, WCG's total equity increased by approximately $1.2 billion as a result of this transaction. As of December 31, 2001, WCG has $72.8 million recorded as contra to capital in excess of par value representing the remaining cost of completing the building that TWC has agreed to fund.

     In March 2001, TWC's board of directors approved a tax-free spin-off of WCG to TWC's shareholders. TWC owned 24,265,892 of WCG Class A common stock shares outstanding and 395,434,965 of Class B common stock shares outstanding which it converted to Class A shares prior to the spin-off. After the close of the market on April 23, 2001, TWC distributed 398,500,000 shares, or approximately 95%, of the WCG common stock it owned, to holders of TWC common shares on a pro rata basis by distributing approximately 0.822399 of a share of WCG Class A common stock as a dividend on each share of TWC common stock outstanding on the record date. Following the distribution, TWC retained 21,200,857 shares of WCG Class A common stock which TWC has committed to the Internal Revenue Service (IRS) to sell within five years of the tax-free spin-off. Under a separation agreement between TWC and WCG, subject to the receipt of a favorable letter ruling from the IRS which has been requested, TWC had agreed not to sell any shares before April 23, 2004. However, WCG has waived this requirement and accordingly, TWC is free to sell its shares of WCG at any time and has withdrawn its request for a letter ruling from the IRS that otherwise might have restricted its ability to sell its remaining WCG stock for three years.

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

                      WILLIAMS COMMUNICATIONS GROUP, INC.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME

     The table below presents changes in the components of accumulated other comprehensive income (loss).

                                                      UNREALIZED       FOREIGN
                                                     APPRECIATION     CURRENCY
                                                    (DEPRECIATION)   TRANSLATION
                                                    OF SECURITIES    ADJUSTMENTS     TOTAL
                                                    --------------   -----------   ---------
                                                                 (IN THOUSANDS)
Balance as of December 31, 1998...................    $  27,629       $ (2,923)    $  24,706
Current period change:
  Pre-income tax amount...........................      189,023        (13,006)      176,017
  Income tax expense..............................      (75,825)            --       (75,825)
                                                      ---------       --------     ---------
                                                        113,198        (13,006)      100,192
                                                      ---------       --------     ---------
Balance as of December 31, 1999...................      140,827        (15,929)      124,898
Current period change:
  Pre-income tax amount...........................      222,140        (29,240)      192,900
  Reclassification adjustment for net gains
     realized in net loss.........................     (308,419)            --      (308,419)
  Income tax benefit..............................       34,670             --        34,670
                                                      ---------       --------     ---------
                                                        (51,609)       (29,240)      (80,849)
                                                      ---------       --------     ---------
Balance as of December 31, 2000...................       89,218        (45,169)       44,049
Current period change:
  Pre-income tax amount...........................     (202,698)       (42,794)     (245,492)
  Reclassification adjustment for net losses
     realized in net loss.........................       66,648         70,246       136,894
  Income tax benefit..............................       53,038             --        53,038
                                                      ---------       --------     ---------
                                                        (83,012)        27,452       (55,560)
                                                      ---------       --------     ---------
Balance as of December 31, 2001...................    $   6,206       $(17,717)    $ (11,511)
                                                      =========       ========     =========

     In 2001, WCG realized a foreign currency loss of $70.2 million, of which $66.4 million related to the sale of ATL (see Note 9).

16. STOCK-BASED COMPENSATION

     WCG has several plans providing for WCG common-stock-based awards to its employees and employees of its subsidiaries.

     Stock options granted to WCG employees under TWC plans prior to spin-off of WCG from TWC become exercisable after three to five years, subject to accelerated vesting if certain future stock prices or specific financial performance targets are achieved.

     In connection with the initial public offering of WCG stock, options granted in 1998 and 1999 under the WCG Plan were converted from TWC to WCG options when market prices were $37.63 and $23.00, respectively. In accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," this resulted in a new measurement date, and related expense of $0.4 million and $0.9 million recognized in 2000 and 1999, respectively. The remaining value of the option conversion will be amortized over the various vesting periods of the converted stock options. 2001 expense was offset for unvested converted options related to discontinued operations which were forfeited during the year.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

     In connection with the spin-off of WCG from TWC, all TWC's options outstanding and held by WCG employees as of April 23, 2001, were converted from TWC to WCG options when market prices were $42.10 and $4.20, respectively. The awards' aggregate intrinsic value immediately after the conversion was not greater than the awards' aggregate intrinsic value immediately before the conversion. The ratio of the exercise price per share to the market value per share was not reduced. In accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," there was not a new measurement date and no additional expense was recognized.

     WCG plans permit the granting of various types of awards including, but not limited to, stock options, stock-appreciation rights, restricted stock and deferred stock. Awards may be granted for no consideration other than prior and future services or based on certain financial performance targets being achieved. The purchase price per share for stock options and the grant price for stock-appreciation rights may not be less than the market price of the underlying stock on the date of grant. Stock options granted under the WCG Plan are exercisable at such times and are subject to such restrictions and conditions as the board of directors shall in each instance approve, which need not be the same for each grant or for each participant. Current vesting terms include 5 year cliff vesting, of which some option grants are subject to accelerated vesting if certain future stock prices or specific financial performance targets are achieved, 5 year cliff vesting without acceleration features, 3 year cliff vesting without acceleration features and 3 year staged vesting in thirds. Stock options in all plans expire ten years after grant. As of December 31, 2001 and 2000, 85 million shares and 36 million shares, respectively, of WCG Class A common stock were reserved for issuance pursuant to existing and future stock awards, of which 32.8 million shares and 16.7 million shares, respectively, were available for future grants.

     TWC's and WCG's employee stock-based awards are accounted for under provisions of APB Opinion No. 25 and related interpretations. TWC's and WCG's fixed plan common stock options generally do not result in compensation expense because the exercise price of the stock options equals the market price of the underlying stock on the date of grant.

     Pro forma net income and earnings per share, assuming WCG had applied the fair-value method of SFAS No. 123, "Accounting for Stock-Based Compensation," in measuring compensation cost beginning with 1999 employee stock-based awards, are as follows:

                                      2001                      2000                    1999
                            -------------------------   ---------------------   ---------------------
                             PRO FORMA     REPORTED     PRO FORMA   REPORTED    PRO FORMA   REPORTED
                            -----------   -----------   ---------   ---------   ---------   ---------
Net loss (In thousands)...  $(3,854,387)  $(3,810,357)  $(941,478)  $(817,688)  $(379,174)  $(359,701)
Net loss per share........  $     (7.95)  $     (7.86)  $   (2.04)  $   (1.77)  $    (.92)  $    (.87)

     Pro forma amounts include a reduction in expense of $11.3 million for unvested options related to discontinued operations which were forfeited in 2001. Pro forma amounts also include compensation expense related to discontinued operations of $36.0 million and $6.2 million in 2000 and 1999, respectively. Pro forma amounts for 1999 include the remaining total compensation expense for TWC plan awards made in 1998 and the total compensation expense from TWC plan awards in 1999, as these awards fully vested in 1999 as a result of the accelerated vesting provisions. Since compensation expense from stock options is recognized over the future years' vesting period for pro forma disclosure purposes, and additional awards generally are made each year, pro forma amounts may not be representative of future years' amounts.

     The fair value of the stock options was estimated at the date of grant using a Black-Scholes option valuation model. The Black-Scholes model was developed for use in estimating the fair value

                      WILLIAMS COMMUNICATIONS GROUP, INC.

of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because TWC's and WCG's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The following weighted-average assumptions were used in the Black-Scholes model:

                                                                       WCG                 TWC
                                                           ---------------------------   -------
                                                            2001      2000      1999      1999
                                                           -------   -------   -------   -------
Expected life of the stock options.......................  5 years   5 years   5 years   5 years
Volatility of the expected market price of underlying
  common stock...........................................       90%       71%       60%       28%
Risk-free interest rate..................................      4.9%      6.3%      6.0%      5.6%
Expected dividend yield..................................        0%        0%        0%      1.5%

                      WILLIAMS COMMUNICATIONS GROUP, INC.

     The following summary provides information on stock options in both WCG and TWC (NYSE: WMB) common stock granted to WCG employees:

                                                   2001                                      2000
                                  ---------------------------------------   ---------------------------------------
                                       WCG PLAN             TWC PLAN             WCG PLAN             TWC PLAN
                                  ------------------   ------------------   ------------------   ------------------
                                            WEIGHTED             WEIGHTED             WEIGHTED             WEIGHTED
                                            AVERAGE              AVERAGE              AVERAGE              AVERAGE
                                    WCG     EXERCISE     WMB     EXERCISE     WCG     EXERCISE     WMB     EXERCISE
                                  OPTIONS    PRICE     OPTIONS    PRICE     OPTIONS    PRICE     OPTIONS    PRICE
                                  -------   --------   -------   --------   -------   --------   -------   --------
                                                               (OPTIONS IN THOUSANDS)
Outstanding -- Beginning of
 year...........................  18,420     $31.84     3,700     $27.54     8,035     $22.70     4,845     $27.33
Granted.........................
Canceled........................                       (1,958)    $24.76
Converted from WMB to WCG.......  17,450     $ 3.06    (1,742)    $30.67
Granted.........................  21,988     $ 3.67                         12,836     $37.55        --     $   --
Exercised.......................    (170)    $ 1.22                            (39)    $19.14    (1,307)    $26.66
Net intercompany transfers......                                                                    209     $29.09
Canceled........................  (7,339)    $19.06                         (2,412)    $31.98       (47)    $37.27
                                  ------               ------               ------               ------
Outstanding -- End of year......  50,349     $11.53        --               18,420     $31.84     3,700     $27.54
                                  ======     ======    ======               ======     ======    ======     ======
Exercisable -- End of year......  24,007     $13.57                          4,611     $42.51     3,693     $27.53
                                  ======     ======                         ======     ======    ======     ======
Weighted-average grant date fair
 value of options granted during
 the year where:
 Market price = exercise
   price........................             $ 1.48                                    $23.93               $   --
 Market price > exercise
   price........................

                                                                 1999
                                  ------------------------------------------------------------------
                                        WCG PLAN                           TWC PLAN
                                  ---------------------   ------------------------------------------
                                     WCG       WEIGHTED      WMB       WEIGHTED             WEIGHTED
                                   OPTIONS     AVERAGE     OPTIONS     AVERAGE              AVERAGE
                                    AFTER      EXERCISE     BEFORE     EXERCISE     WMB     EXERCISE
                                  CONVERSION    PRICE     CONVERSION    PRICE     OPTIONS    PRICE
                                  ----------   --------   ----------   --------   -------   --------
                                                        (OPTIONS IN THOUSANDS)
Outstanding -- Beginning of
 year...........................                              470       $30.50     5,378     $23.87
Granted.........................                               24       $37.38
Canceled........................                              (56)      $31.81
Converted from WMB to WCG.......      716      $ 18.87       (438)      $30.71
Granted.........................    7,623      $ 23.05                               900     $39.92
Exercised.......................       (3)     $ 15.35                            (1,383)    $21.92
Net intercompany transfers......
Canceled........................     (301)     $ 22.60                               (50)    $31.16
                                    -----                    ----                 ------
Outstanding -- End of year......    8,035      $ 22.70         --                  4,845     $27.33
                                    =====      ========      ====                 ======     ======
Exercisable -- End of year......      334      $ 20.86                             4,831     $27.30
                                    =====      ========                           ======     ======
Weighted-average grant date fair
 value of options granted during
 the year where:
 Market price = exercise
   price........................               $ 13.13                                       $11.55
 Market price > exercise
   price........................               $ 14.24

                      WILLIAMS COMMUNICATIONS GROUP, INC.

     The following summary provides information on stock options in WCG common stock issued to WCG employees outstanding and exercisable as of December 31, 2001:

                                         STOCK OPTIONS OUTSTANDING                STOCK OPTIONS EXERCISABLE
                               ---------------------------------------------   -------------------------------
                                                                  WEIGHTED
                                                                   AVERAGE
                                                   WEIGHTED       REMAINING                        WEIGHTED
                                  OPTIONS          AVERAGE       CONTRACTUAL      OPTIONS          AVERAGE
RANGE OF EXERCISE PRICES:      (IN THOUSANDS)   EXERCISE PRICE      LIFE       (IN THOUSANDS)   EXERCISE PRICE
-------------------------      --------------   --------------   -----------   --------------   --------------
WCG Plan:
  $ 0.93 - $ 4.60............      36,117           $ 3.30        7.5 years        16,376           $ 3.05
  $ 9.00 - $14.00............         294           $11.81        8.0 years            85           $11.75
  $16.69 - $20.00............       1,216           $19.07        7.7 years           378           $19.18
  $20.13 - $24.13............       4,330           $23.00        6.8 years         2,151           $23.00
  $27.00 - $37.63............       3,603           $28.16        8.1 years         1,303           $28.47
  $48.75.....................       4,789           $48.75        6.0 years         3,714           $48.75
                                   ------                                          ------
                                   50,349           $11.53        7.4 years        24,007           $13.57
                                   ======                                          ======

     The following summary provides information on deferred shares of TWC and WCG common stock granted to WCG employees:


                                                                         TWC COMMON STOCK
                                     WCG COMMON STOCK UNDER WCG     ---------------------------
                                                PLAN
                                   ------------------------------    2000           1999
                                                                    -------   -----------------
                                     2001       2000       1999       WCG       WCG       TWC
                                   --------   --------   --------
                                              WCG PLAN               PLAN      PLAN      PLANS
                                   ------------------------------   -------   -------   -------
Deferred shares granted..........   187,769    527,829    462,589    13,290    10,000    36,258
Weighted-average grant date fair
  value of shares granted........  $   6.41   $  25.17   $  23.00   $ 37.63   $ 33.00   $ 39.82

     $4.7 million, $3.8 million and $5.2 million were recognized as expense for deferred shares in 2001, 2000 and 1999, respectively. Deferred shares may be granted in the year following performance or in return for future performance. The expense is recognized in the performance year.

     In connection with the initial public offering, 255,000 deferred shares granted under the TWC and WCG Plans in 1998 were converted from TWC to WCG stock based upon the relative market prices at the conversion date. The market prices of the TWC and WCG stock were $37.625 and $23.00, respectively, at the conversion date. At that time 25% of the shares became fully vested. In accordance with APB Opinion No. 25, this resulted in a new measurement date, and related expense of $1.1 million and $2.2 million included in 2000 and 1999, respectively. The remaining value of the deferred share conversion will be amortized over the vesting periods of the converted stock.

     In connection with the spin-off of WCG stock, all TWC deferred shares outstanding and held by WCG employees at April 23, 2001, were converted from TWC to WCG deferred shares when market prices for the TWC and WCG common stock were $42.10 and $4.20, respectively. The awards' aggregate intrinsic value immediately after the conversion was not greater than the awards' aggregate intrinsic value immediately before the conversion.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

17.  LEASES

LESSEE:

     Future minimum annual rentals under noncancellable operating leases and service contracts for off-network capacity as of December 31, 2001 are payable as follows:

                                                      OFF-NETWORK
                                           PROPERTY   CAPACITY AND
                                            RENTAL     EQUIPMENT      OTHER      TOTAL
                                           --------   ------------   --------   --------
                                                          (IN THOUSANDS)
2002.....................................  $ 33,211     $ 42,245     $ 16,142   $ 91,598
2003.....................................    33,936       38,126       14,594     86,656
2004.....................................    33,238       26,397       13,186     72,821
2005.....................................    32,988       11,671       12,917     57,576
2006.....................................    31,386       10,058       12,714     54,158
Thereafter...............................   153,740        9,048      150,549    313,337
                                           --------     --------     --------   --------
Total minimum annual rentals.............  $318,499     $137,545     $220,102   $676,146
                                           ========     ========     ========   ========

     Total capacity expense incurred from leasing from a third party's network (off-network capacity expense) was $208.2 million, $332.3 million and $201.1 million in 2001, 2000 and 1999, respectively. All other rent expense was $51.4 million, $49.5 million and $33.1 million in 2001, 2000 and 1999, respectively.

18. RELATED PARTY TRANSACTIONS

  SBC Communications, Inc.

     SBC is WCG's largest customer and was a related party due to the membership of an officer of SBC on WCG's board of directors. Subsequent to December 31, 2001, the officer of SBC resigned his membership on WCG's board of directors. SBC purchases domestic voice and data long-distance and local transport services from WCG. Revenues from SBC were $402.0 million, $169.4 million and $2.4 million in 2001, 2000 and 1999, respectively. WCG purchases local transport services, platform services such as toll-free, operator, calling card and directory assistance services and international services such as transport and switched-voice services from SBC. These purchases from SBC were $149.6 million, $51.7 million and $13.2 million in 2001, 2000 and 1999, respectively. Amounts due from SBC were $65.3 million and $24.7 million as of December 31, 2001 and 2000, respectively. Amounts due to SBC were $1.5 million as of December 31, 2001. No amounts were due to SBC as of December 31, 2000.

     In a series of transactions in first quarter 2000, WCG sold to an entity jointly owned by SBC and Telefonos de Mexico S.A. de C.V., 7% and 30% of ATL's total preferred shares and common stock, respectively. The partial sale of WCG's investment in ATL, which had a carrying value of $30 million, yielded proceeds of approximately $168 million. WCG recognized a gain on the sale of $16.5 million and deferred a gain of approximately $121 million associated with $150 million of the proceeds which were subsequently advanced to ATL (see Note 9).

     In June 2000, WCG acquired SBC's interests in undersea communications cables between the United States and China, and between the United States and Japan, for a purchase price of $111.4 million.

     In September 2000, WCG acquired the long-distance network assets of Ameritech Communications, Inc., a subsidiary of SBC, for a purchase price of approximately $145 million. These assets

                      WILLIAMS COMMUNICATIONS GROUP, INC.

are located in the states of Illinois, Indiana, Michigan, Ohio and Wisconsin and include a 2,200 mile fiber-optic network over four routes, IRU in dark fiber and 15 data centers.

     On September 28, 2001, WCG acquired the wholesale international long-distance business conducted by AGGS, a subsidiary of SBC for approximately $13 million in cash (see Note 2). Revenues associated with this business totaled $47.4 million in 2001, of which $14.5 million relates to SBC and is included in the SBC revenues amount above.

  The Williams Companies, Inc.

     Prior to the spin-off from TWC in April 2001 (see Note 14), TWC was a related party. WCG has several financial arrangements with TWC as of December 31, 2001 as follows. TWC provided indirect credit support through a commitment to issue TWC preferred stock in the event of default related to the senior secured notes (see Note 12). TWC guaranteed WCG's obligations including the residual value guarantee under an operating lease agreement covering a portion of its fiber-optic network (see Notes 12 and 17). WCG sold its new Technology Center building and other ancillary assets to TWC and subsequently leased them back from TWC (see Note 12). WCG owes TWC approximately $100 million for various normal course services, which is included in accounts payable (see Note 12). WCG incurred $8.2 million of expenses related to certain corporate administrative functions provided under service level agreements with TWC that were consummated at the time of the spin-off from TWC.

  Executive Officer Loans and Retention Incentive

     In prior years, TWC granted loans to executive officers, including officers of WCG. In conjunction with the spin-off from TWC, WCG acquired the outstanding loans to WCG executive officers. As of December 31, 2001 the outstanding balance of these loans are $19.9 million, all of which are considered long-term. The loans bear an interest rate of 3.97% per annum with maturity dates of four years or less or upon the earlier termination of the officers' employment.

     Effective December 31, 2001, WCG's Compensation Committee of the Board of Directors established a program to pay annual retention bonuses to certain executives to be applied solely against the outstanding principal loan balances. The program would serve as a four year retention program, subject to continued employment during the term of the program. The final retention bonus payment date is December 31, 2005. If employment is terminated for reasons such as death, disability, resignation for good reason as defined in the agreement or if the agreement is rejected in any voluntary or involuntary bankruptcy proceedings, the executive can setoff their claim for any remaining bonus payments against their outstanding loan balance. Under the program, the affected officers are responsible for any associated taxes.

19. COMMITMENTS AND CONTINGENCIES

  Commitments

     WCG has historically entered into various telecommunications equipment agreements in connection with its fiber-optic network construction. As of December 31, 2001, WCG has either satisfied these agreements or negotiated the termination of the agreements such that any remaining obligations are not significant.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

  Litigation

     WCG is subject to various types of litigation in connection with its business and operations.

     On January 29, 2002, the first of numerous putative federal securities class actions was filed in the U.S. District Court for the Northern District of Oklahoma, against WCG, TWC, Keith Bailey, the Chairman of TWC, Howard Janzen, the Chairman, President, and CEO of WCG and Scott Schubert, the CFO of WCG. The putative class members in all of the cases are purchasers of the common stock of TWC and/or the common stock of WCG between July 24, 2000, and January 29, 2002. The complaints allege that the defendants violated federal securities acts by issuing a series of alleged misrepresentations to the market between July 24, 2000, and January 29, 2002. WCG believes that the allegations are without merit.

     A number of suits attempting to achieve class action status seek damages and other relief from WCG based on allegations that WCG installed portions of its fiber-optic cable without all necessary landowner consents. These allegations relate to use of rights-of-way licensed by railroads, state departments of transportation, and others controlling pre-existing right-of-way corridors. The putative members of the class in each suit are those owning the land underlying or adjoining the right-of-way corridors. Similar actions have been filed against all major carriers with fiber-optic networks. It is likely that additional actions will be filed. WCG believes it obtained sufficient rights to install its cable and that the attempts to include these landowners in a class action suit are subject to challenge on procedural grounds.

     WCG and other major carriers are seeking to settle the class action claims referenced above relating to the railroad rights-of-way through an agreed class action filed in the U.S. District Court for the District of Oregon on January 31, 2002. On that same day, the plaintiffs and defendants jointly asked the court to approve a settlement. The settlement, if approved by the court, should settle the majority of the claims in the putative nationwide and statewide class actions referenced above.

     On August 28, 2001, Platinum Equity LLC sent formal notice that it believes WCG owes it approximately $47 million arising from a recalculation of the net working capital of the domestic, Mexican, and Canadian professional services operations of the Solutions segment sold to Platinum Equity LLC. Pursuant to the provisions of the sale agreement, the parties will submit the dispute to an independent public accounting firm for binding resolution if they are unable to resolve the dispute by agreement.

     On July 24, 2001, Thoroughbred Technology and Telecommunications, Inc.
(TTTI) filed suit against WCG in the U.S. District Court for the Northern District of Georgia for claims which include breach of contract with respect to a fiber-optic fiber installation project that TTTI was constructing for itself and others, including WCG. TTTI seeks damages in excess of $37 million. WCG alleges various defenses, including significant warranty and breach of contract claims on the part of TTTI.

     On December 20, 2000, the Women's Cooperative Trust Union filed a derivative shareholder action in the U.S. District Court for the Western District of Oklahoma against TWC, WCG, and certain directors and officers alleging that a former director of WCG, an officer and a former officer purchased at a reduced price stock of corporations that sold telecommunication equipment to WCG. The allegations include breach of fiduciary duty, waste of corporate assets, and usurpation of corporate opportunities as well as negligence by the directors. WCG and the directors filed motions to dismiss the action based upon the failure of the plaintiff to comply with applicable legal standards in its complaint. On December 7, 2001, the Court dismissed the case without prejudice.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

     WCG is a party to various other claims, legal actions, and complaints arising in the ordinary course of business. In the opinion of management upon advice from legal counsel, the ultimate resolution of all claims, legal actions, and complaints after consideration of amounts accrued, insurance coverage, or other indemnification arrangements is not expected to have a materially adverse effect upon WCG's future financial position, results of operations, or cash flows.

20. FINANCIAL INSTRUMENTS

FAIR VALUE METHODS

     The following methods and assumptions were used by WCG in estimating its fair value disclosures for financial instruments:

          Cash and cash equivalents: The carrying amounts reported in the balance sheet approximate fair value due to the short-term maturity of these instruments.

          Short-term investments and marketable equity securities: In accordance with SFAS No. 115, these securities are classified as available for sale and are reported at fair value, with net unrealized appreciation or depreciation reported as a component of other comprehensive income. As of December 31, 2001 and 2000, short-term investments excluding marketable equity securities had a carrying amount of $893.9 million and $83.4 million, respectively, which approximated cost. Marketable equity securities had a carrying amount of $10.9 million and $311.8 million as of December 31, 2001 and 2000, respectively, with associated aggregate costs of $1.1 million and $170.6 million, respectively.

          Notes receivables less allowance: The carrying amounts reported in the balance sheet approximate fair value due to the short-term maturity of these instruments.

          Investments -- cost method and advances to investees: Fair value is estimated to approximate historically recorded amounts, subject to impairment analysis, as the investments are primarily in nonpublicly traded companies for which it is not practicable to estimate the fair value.

          Long-term debt: The fair value of WCG's long-term debt from third parties is valued using indicative year-end traded bond market prices for publicly traded issues, while private debt is valued based on the prices of similar securities with similar terms and credit ratings. The carrying value of WCG's debt guaranteed by TWC approximates fair value. As of December 31, 2001 and 2000 long-term debt from third parties, including the current portion, had carrying amounts of $5.9 billion and $4.5 billion, respectively, with associated fair value amounts of $4.2 billion and $3.8 billion, respectively. WCG used the expertise of outside investment banking firms to establish the fair value of long-term debt from third parties. As of December 31, 2001 and 2000, 41% and 66%, respectively of WCG's total long-term debt was publicly traded.

          Redeemable cumulative convertible preferred stock: Fair value is based on the prices of similar securities with similar terms and credit ratings as the preferred stock is not publicly-traded. As of December 31, 2001 and 2000, the preferred stock had a carrying value of $242.3 million and $240.7 million, respectively, with an associated fair value amount of $72.4 million and $142.0 million, respectively. WCG used the expertise of outside investment banking firms to establish the fair value of redeemable cumulative convertible preferred stock. In first quarter 2002, the fair value of WCG's preferred stock continued to decline as a result of the decline in market value of its common stock.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

CONCENTRATION OF CREDIT RISK

     WCG's cash equivalents and short-term investments excluding marketable equity securities consist of high-quality securities placed with various major financial institutions with high credit ratings. WCG's investment policy limits its credit exposure to any one issuer/obligor.

     WCG's customers include numerous corporations. WCG serves a wide range of customers, of which SBC comprises approximately 27% of its net accounts receivable balance as of December 31, 2001. There are no other customers which are individually significant to its business. While sales to these various customers are generally unsecured, the financial condition and creditworthiness of customers are routinely evaluated.

21. SUBSEQUENT EVENTS

     As part of its restructuring effort as discussed in Notes 1 and 12, WCG has taken steps to reduce its 2002 planned controllable cost structure by approximately 25%. These steps have included workforce reductions of approximately 750 employees in March 2002. WCG expects to incur restructuring charges of approximately $13 million in first quarter 2002 due to these workforce reductions.

                      WILLIAMS COMMUNICATIONS GROUP, INC.
                      QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data are as follows (thousands, except per share amounts).

                                                 FIRST      SECOND       THIRD       FOURTH
2001                                            QUARTER     QUARTER     QUARTER      QUARTER
----                                           ---------   ---------   ---------   -----------
Revenues.....................................  $ 276,064   $ 281,338   $ 297,776   $   330,343
Cost of sales................................    254,858     246,739     244,173       283,685
Loss from operations.........................   (141,631)   (146,795)   (368,372)   (2,887,568)
Loss from continuing operations..............   (302,174)   (245,740)   (491,995)   (3,067,344)
Loss before extraordinary gain...............   (302,174)   (245,740)   (491,995)   (3,067,344)
Extraordinary gain...........................         --          --     223,664        73,232
Net loss.....................................   (302,174)   (245,740)   (268,331)   (2,994,112)
Basic and diluted earnings (loss) per common
  share:
  Loss from continuing operations
     attributable to common stockholders.....       (.65)       (.51)      (1.01)        (6.24)
  Loss before extraordinary gain.............       (.65)       (.51)      (1.01)        (6.24)
  Extraordinary gain.........................         --          --         .46           .15
  Net loss attributable to common
     stockholders............................       (.65)       (.51)       (.55)        (6.09)

                                                   FIRST      SECOND       THIRD      FOURTH
2000                                              QUARTER     QUARTER     QUARTER     QUARTER
----                                             ---------   ---------   ---------   ---------
Revenues.......................................  $ 163,374   $ 179,353   $ 209,314   $ 287,036
Cost of sales..................................    181,004     183,808     214,325     244,135
Loss from operations...........................   (105,235)   (107,053)   (121,129)   (115,254)
Income (loss) from continuing operations.......    (86,158)     14,462    (150,283)    (55,709)
Income (loss) from discontinued operations.....    (35,458)    (18,373)        340    (486,509)
Net loss.......................................   (121,616)     (3,911)   (149,943)   (542,218)
Basic and diluted earnings (loss) per common
  share:
  Income (loss) from continuing operations
     attributable to common stockholders.......       (.18)        .03        (.32)       (.13)
  Income (loss) from discontinued operations...       (.08)       (.04)         --       (1.05)
  Net loss attributable to common
     stockholders..............................       (.26)       (.01)       (.32)      (1.18)

     The sum of losses per share for the four quarters may not equal the total loss per share for the year due to changes in the average common shares outstanding.

     First, second, third and fourth quarter 2001 loss from continuing operations includes loss from write-downs of certain investments of $59.2 million, $34.5 million, $42.0 million and $71.9 million, respectively (see Note
9). Third quarter 2001 loss from continuing operations also includes equity losses relating to iBEAM of $20.0 million. Third and fourth quarter 2001 loss from continuing operations includes asset impairments and restructuring charges of $191.3 million and $2.8 billion, respectively (see Note 5). The third quarter 2001 loss from continuing operations includes a $45.1 million gain from the sale of ATL. Fourth quarter 2001 loss from continuing operations includes a gain on sale of assets of $46.1 million. The extraordinary gain of $223.7 million and $73.2 million for the third and fourth quarters 2001, respectively, (both net of a zero tax provision) related to purchasing a portion of WCG's senior redeemable notes in the open market at a favorable price (see Note 12).

     First quarter 2000 loss from discontinued operations and net loss includes a $25.4 million cumulative effect of change in accounting principle related to the implementation of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as the Solutions segment changed its method of accounting for new systems sales and upgrades revenue from the percentage of completion method to the completed contract method. Second quarter 2000 loss from continuing operations and net loss includes a gain of $214.7 million WCG recognized from the conversion of its shares of common stock of Concentric Network Corporation into shares of common stock of XO Communications, Inc. pursuant to a merger of those companies (see Note 9). Third quarter and fourth quarter 2000 loss from continuing operations and net loss includes $20.0 million and $14.5 million in charges, respectively, related to the write-down of investments (see Note 9). Fourth quarter 2000 loss from continuing operations and net loss includes an income tax benefit of $148 million reflecting a change in estimate of the total year impact of the application of the tax sharing agreement with TWC including approximately $50 million of tax matters resolved in fourth quarter pertaining to items such as deferred revenue estimates and mid-quarter depreciation convention methods for which uncertainties as to the application of the tax sharing agreement and the related impact of these items existed as of September 30, 2000. Fourth quarter 2000 loss from discontinued operations and net loss includes a provision for the loss on sale of $360 million expected on the ultimate disposition of the Solutions segment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   DIRECTORS

HOWARD E. JANZEN, AGE 48

     Director since 1994. Mr. Janzen is the Chairman of the Board, President, and Chief Executive Officer of Williams Communications Group, Inc. ("WCG") and has been the President and Chief Executive Officer of WCG since 1994. Prior to that, Mr. Janzen served as Senior Vice President and General Manager of Williams Gas Pipelines Central, Inc., a subsidiary of The Williams Companies, Inc. ("TWC"). Mr. Janzen has also held various other management and officer level positions with subsidiaries of TWC since 1979. Mr. Janzen also serves on the board of directors of BOK Financial Corporation and Hillcrest Healthcare System. Mr. Janzen's term as a director expires at the annual stockholders' meeting in 2002.

PETER C. MEINIG, AGE 62

     Director since 2001. Mr. Meinig is Chairman and Chief Executive Officer of HM International, Inc., a privately owned diversified manufacturing and management company, and has held executive positions with HM International for more than five years. He also serves as Chairman of Windsor Food Company, Ltd. and Ninth House, Inc. Mr. Meinig's term as a director expires at the annual stockholders' meeting in 2002.

MORGAN E. O'BRIEN, AGE 57

     Director since 2001. Mr. O'Brien has served as Vice Chairman of Nextel Communications, Inc. since 1996. Mr. O'Brien's term as a director expires at the annual stockholders' meeting in 2002.

JOHN A. (IAN) CRAIG, AGE 59

     Director since 2001. Mr. Craig retired as an officer from Nortel Networks in March 2000. From 1994-2000, Mr. Craig served in various executive positions with Nortel Networks, including Executive Vice President and Chief Marketing Officer, President of Carrier Solutions, and President of Broadband Networks. Mr. Craig also serves on the board of directors for Arris International, BCI Inc., CAE Inc., TrizecHahn, Inc., and XPV Capital. Mr. Craig's term as a director expires at the annual stockholders' meeting in 2003.

JULIUS W. ERVING, II, AGE 52

     Director since 2001. Mr. Erving is Senior Vice President of RDV Sports and Executive Vice President of the Orlando Magic professional basketball club. Mr. Erving formerly served on the board of directors for LCI Communications and currently serves on the boards of directors for SAKS Holdings, Inc., The Sports Authority Inc., and Darden Restaurants, Inc. Mr. Erving's term as a director expires at the annual stockholders' meeting in 2003.

H. BRIAN THOMPSON, AGE 63

     Director since 1999. Mr. Thompson is the Chairman, President, and Chief Executive Officer of Universal Telecommunications, Inc., a private investment and advisory firm. From March 1999 through September 2000, he served as Chairman and Chief Executive Officer of Global TeleSystems Group, Inc. From January to March 1999, he served as Non-Executive Chairman of Telecom Eireann, Ireland's incumbent telephone company. From June to December 1998, Mr. Thompson served as Vice Chairman of Qwest Communications International Inc. after its merger with LCI International. From 1991 to June 1998, Mr. Thompson served as Chairman and Chief Executive Officer of LCI International. Mr. Thompson also serves as a member of the board of directors of

                                      III-1

Bell Canada International Inc., Dyncorp, Axcelis Technologies, Inc., ArrayCom, Inc., and United Auto Group, Inc. and serves as Co-Chairman of the Global Information Infrastructure Commission and as Vice Chairman of Capitol College in Laurel, Maryland. Mr. Thompson's term as a director expires at the annual stockholders' meeting in 2004.

ROBERT W. LAWLESS, AGE 65

     Director since 2000. Robert W. Lawless has been the President of The University of Tulsa since May 1996. Previously, he served as President and Chief Executive Officer of Texas Tech University and Texas Tech University Health Sciences Center from 1989 to 1996. From 1982 to 1989 he served, first as Vice President -- Finance and Chief Financial Officer, then as Executive Vice President and Chief Operations Officer, for Southwest Airlines in Dallas, Texas. He currently serves as Chair of the NCAA Executive Committee. Mr. Lawless' term as a director expires at the annual stockholders' meeting in 2004.

                               EXECUTIVE OFFICERS

HOWARD E. JANZEN, AGE 48

     Mr. Janzen is the Chairman of the Board, President, and Chief Executive Officer of WCG and has been the President and Chief Executive Officer of WCG since 1994. Prior to that, Mr. Janzen served as Senior Vice President and General Manager of Williams Gas Pipelines Central, Inc., a subsidiary of TWC. Mr. Janzen has also held various other management and officer level positions with subsidiaries of TWC since 1979.

MATTHEW W. BROSS, AGE 41

     Mr. Bross is Chief Technology Officer (on assignment), Vice President and General Manager of Emerging Markets. He leads the development of new technology and products in emerging markets. Prior to that he served WCG as Chief Technology Officer and Vice President. He joined WCG in March 1997 through WCG's acquisition of Critical Technologies, a company that he established in 1991 that focused on global telecommunications infrastructures and the emerging Internet.

JOHN C. BUMGARNER, JR., AGE 59

     Mr. Bumgarner is Chief Operating Officer and prior to that served WCG as President of Strategic Investments. In his capacity as Chief Operating Officer he is responsible, among other things, for establishing all operating policies and procedures and managing operating performance. He joined WCG in 2001 following 24 years' tenure with TWC, where he held various offices including Senior Vice President of Corporate Development and Planning, President of Williams Headquarters Building Group, and President of Williams International Company.

GERALD L. CARSON, AGE 62

     Mr. Carson is Chief People Officer and is responsible for establishing and administering the Company's human resource policies and procedures. He joined the Company from TWC where he was employed for 15 years and there performed responsibilities in areas of compensation and benefits.

P. DAVID NEWSOME, JR., AGE 54

     Mr. Newsome is General Counsel and Secretary and is responsible for managing all legal and regulatory activities of WCG. He joined WCG in 2000 from the law firm Conner & Winters where he served as Director and Chief Operating Officer. Before joining Conner & Winters he served as Administrator of the Oklahoma Department of Securities and as an attorney with the U.S. Securities and Exchange Commission.

                                      III-2

SCOTT E. SCHUBERT, AGE 48

     Mr. Schubert is Chief Financial and Corporate Services Officer and previously served WCG as Executive Vice President and Chief Financial Officer. He is responsible for overseeing all finance, tax, real estate, information technology, and marketing activities of WCG. He joined WCG in 1999 following a 23-year tenure at BP Amoco where he held various leadership and financial positions including Vice President of Global Accounting Services and Vice President of Worldwide Financial Services.

FRANK M. SEMPLE, AGE 50

     Mr. Semple is Chief Operating Officer and formerly served WCG as President of Network. He is responsible for establishing all operating policies and procedures and managing operating performance and key business unit decisions. He joined WCG in 1997 from TWC, where he served in several leadership positions including Senior Vice President and General Manager of Williams Natural Gas.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires WCG's directors, executive officers, and persons who beneficially own more than 10 percent of WCG's stock to file certain reports with the SEC and the New York Stock Exchange concerning their beneficial ownership of WCG's equity securities. The SEC regulations also require that a copy of all such Section 16(a) forms filed be furnished to WCG by the executive officers, directors, and greater than 10 percent stockholders. Based upon a review of the copies of such forms and amendments thereto received by WCG with respect to 2001, WCG is aware of the following late filings. On September 7, 2001, Mr. Howard E. Janzen filed a Form 4 for the month of April 2001, to reflect the purchase on April 25, 2001, of 4,200 shares of WCG's Class A Common Stock by his wife as custodian for his son and 179 shares by his daughter as joint tenant with his wife. Mr. Janzen disclaims beneficial ownership of these securities, and this report shall not be deemed an admission that he is the beneficial owner of the securities for purposes of Section 16 or for any other purpose. On February 14, 2002, Mr. Gerald L. Carson filed a Form 5 for 2001 wherein he reported the ownership of 300 shares of WCG's Class A Common Stock by his wife that were acquired in September 1999 at WCG's initial public offering. Mr. Carson disclaims beneficial ownership of these securities, and this report shall not be deemed an admission that he is the beneficial owner of the securities for purposes of Section 16 or for any other purpose.

                                      III-3

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table provides certain summary information concerning compensation of WCG's Chief Executive Officer and each of the five other most highly-compensated executive officers of WCG for the three fiscal years ended December 31, 2001.

                           SUMMARY COMPENSATION TABLE

                                       ANNUAL COMPENSATION                       LONG-TERM COMPENSATION
                                    --------------------------   -------------------------------------------------------
                                                                                         STOCK OPTIONS
                                                                  RESTRICTED STOCK         SHARES(1)
                                                    BONUS              AWARDS            -------------      ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR    SALARY    (YR. EARNED)(2)   (YR. EARNED)(3)(4)           WCG        COMPENSATION(5)
---------------------------  ----   --------   ---------------   ------------------      -------------   ---------------
Howard E. Janzen...........  2001   $520,000      $      0           $  269,200              868,095(6)      $10,200
  Chairman of the Board,     2000    500,000       446,393                    0              100,000          11,466
  President, Chief           1999    451,538       226,616               97,122              300,000          10,905
  Executive Officer
John Bumgarner.............  2001   $ 79,494(7)    $      0          $        0              500,000(8)      $10,200
  Chief Operating Officer    2000     50,897(7)          (7)                 (7)                  (7)             (7)
                             1999         (7)           (7)             325,933(9)            50,000(10)          (7)
Patti L. Schmigle(11)......  2001   $266,740      $ 47,335           $   47,336              611,108(6)      $10,200
  Vice President,            2000    250,000        89,306              385,000(12)           97,700          11,466
  Business Services          1999    222,431        41,748               17,893               87,250          10,767
Scott E. Schubert..........  2001   $320,000      $ 53,198           $   53,198              196,513(6)      $10,200
  Chief Financial and        2000    272,961       107,727              385,000(12)           81,800          11,466
  Corporate Services         1999    144,231        61,831            1,088,388(13)           80,000           8,077
  Officer
Frank M. Semple............  2001   $322,320      $ 56,574           $  216,306(14)        1,331,130(6)      $10,200
  Chief Operating Officer    2000    300,000       169,963              985,017(12)(15)      125,000          11,466
                             1999    264,000        82,050               35,165              100,000          10,905
Matthew W. Bross...........  2001   $240,066      $ 42,169           $   42,170              270,183(6)      $10,200
  Chief Technology Officer   2000    225,000        39,882            1,160,024(15)(16)      345,200           9,608
  (on assignment), Vice      1999    180,000        48,326               17,114               89,816          12,056
  President and General
  Manager, Emerging Markets

---------------

 (1) WCG's Common Stock is designated WCG.

 (2) Excludes 2001 and 1999 executive incentive compensation program awards required to be converted to deferred stock amounts that are included in the Restricted Stock Awards column.

 (3) Amounts reported in this column are the dollar value as of the date of grant of WCG's deferred stock awards under the terms of WCG's 1999 Stock Plan. Amounts shown include the value of awards granted pursuant to the executive incentive compensation program. Such awards are converted to stock using the closing price of WCG's stock on the date of grant for 2001 and the three-month average stock price of WCG's stock for the 1999 awards as follows: Mr. Janzen -- for 2001, 213,651 shares valued at $269,200 and for 1999, 3,417 shares valued at $97,122; Ms. Schmigle -- for 2001, 37,568 shares valued at $47,336 and for 1999, 630 shares valued at $17,893; Mr. Schubert -- for 2001, 42,221 valued at $53,198 and for 1999, 933 shares valued at $26,499 and 2,175 shares vested on 2/14/00 valued at $61,833; Mr. Semple -- for 2001, 44,901 shares valued at $56,575 and for 1999, 1,237 shares valued at $35,165; Mr. Bross -- for 2001, 33,468 shares valued at $42,170 and for 1999, 602 shares valued at $17,114.

 (4) The aggregate number and market value of WCG's deferred shares held at the end of the fiscal year were as follows: Mr. Janzen, 315,220 shares valued at $740,767; Mr. Bumgarner, 14,171 shares valued at $33,302; Ms. Schmigle, 70,467 shares valued at $165,597; Mr. Schubert, 87,069 shares valued at $204,612; Mr. Semple, 194,540 shares valued at

                                      III-4

     $457,169; and Mr. Bross, 74,179 shares valued at $174,321. Aggregate market value was calculated using $2.35 per share, the closing price of WCG's Common Stock reported in the table entitled "New York Stock Exchange Composite Transactions" contained in the Wall Street Journal for December 31, 2001. Distribution of mandatory deferred stock under the 2001 and 1999 executive incentive compensation programs will occur approximately three years after the date of grant. Dividends are not paid on WCG's stock.

 (5) Amounts reported in this column represent the value of contributions made by WCG to defined contribution plans, on behalf of each of WCG's executive officers named in the table.

 (6) Mr. Janzen's shares reflect 601,428 WCG shares converted from TWC shares at spin-off (4/23/01); 200,000 shares awarded on 4/24/01; and 66,667 shares awarded on 11/30/01; Ms. Schmigle's shares reflect 466,108 WCG shares converted from TWC shares at spin-off (4/23/01); 120,000 shares awarded on 4/24/01, and 25,000 shares awarded on 11/30/01; Mr. Schubert's shares reflect 75,179 WCG shares converted from TWC shares at spin-off (4/23/01); 88,000 shares awarded on 4/24/01, and 33,334 shares awarded on 11/30/01; Mr. Semple's shares reflect 1,177,797 WCG shares converted from TWC shares at spin-off (4/23/01); 120,000 shares awarded on 4/24/01, and 33,333 shares awarded on 11/30/01; Mr. Bross' shares reflect 167,910 WCG shares converted from TWC shares at spin-off (4/23/01); 80,040 shares awarded on 4/24/01, and 22,233 shares awarded on 11/30/01.

 (7) During these periods, Mr. Bumgarner was employed by TWC, and the majority of his services were not attributable to WCG. Although Mr. Bumgarner was paid by TWC, a portion of his compensation was billed by TWC to WCG. The amount shown for 2000 represents that billed amount, and for 2001 represents $10,000 paid by WCG and $69,494 billed by TWC to WCG.

 (8) Mr. Bumgarner elected to forgo any cash compensation and cash bonus in excess of $10,000 in exchange for an award of 500,000 options to acquire WCG's Common Stock under WCG's 1999 Stock Plan.

 (9) Mr. Bumgarner received 14,171 shares of WCG's deferred stock at the IPO (9/30/99) valued at $325,933 on the date of the grant ($23.00) before his retirement with TWC.

(10) Mr. Bumgarner received these options because he was serving as a director of WCG at the time of WCG's initial public offering.

(11) Following her change in position in April 2001, after the sale of WCG's Solutions segment, Patti L. Schmigle is no longer an executive officer of WCG. Data is included for Ms. Schmigle since she would otherwise be included in the table if she had been an executive officer at the end of fiscal year 2001.

(12) Amounts include a grant of 20,000 shares each of WCG's deferred stock awarded for retention purposes on September 22, 2000, under WCG's 1999 Stock Plan to Ms. Schmigle, and Messrs. Schubert and Semple, valued at the closing stock price on the date of grant at $385,000.

(13) Amount includes the closing market value as of the date of grant on September 30, 1999, of 13,290 shares of TWC deferred stock under the terms of the TWC Stock Plan for Nonofficer Employees valued at $500,036 of which 8,860 shares vested and were distributed April 9, 2001, and 4,430 shares were vested (accelerated) and distributed on March 30, 2001. Amount includes the closing market value as of the date of grant on September 30, 1999, of 21,740 shares of WCG's deferred stock under the terms of WCG's 1999 Stock Plan valued at $500,020 and vesting on June 7, 2002.

(14) Amount includes deferred shares awarded for executive incentive compensation program in prior years (1994, 1996, and 1997 respectively) which were converted from TWC stock on 4/23/01 to WCG's deferred stock at the conversion rate of 10.023810: 2,350 TWC shares converted to 23,556 shares of WCG's stock which vested 12/02/97 valued at $21,761 for the converted price of $0.9238; 2,120 TWC shares converted to 21,250 shares of WCG's stock

                                      III-5
     which vested 12/31/99 valued at $45,532 for the converted price of $2.0015; and 4,163 TWC shares converted to 41,729 shares of WCG's stock which vested 01/22/98 valued at $95,438 for the converted price of $2.2871.

(15) Amount includes the closing market value on the date of grant on January 24, 2000 ($34.625) of WCG's deferred shares granted under the terms of WCG's 1999 Stock Plan with performance based vesting: Mr. Semple, 17,329 shares valued at $600,017; Mr. Bross, 10,109 shares valued at $350,024.

(16) This amount includes WCG's deferred stock award of 30,000 shares granted for retention purposes on July 31, 2000 under the WCG 1999 Stock Plan with a closing market value on the date of grant of $810,000.

                    STOCK OPTION GRANTS IN LAST FISCAL YEAR

     The following table provides certain information concerning the grant of WCG stock options during the last fiscal year to the named executive officers:

                     WCG OPTION GRANTS IN LAST FISCAL YEAR

                                                             INDIVIDUAL GRANTS
                       ----------------------------------------------------------------------------------------------
                                     NUMBER OF      PERCENT OF TOTAL
                                  WCG SECURITIES    OPTIONS GRANTED
                         DATE       UNDERLYING      TO EMPLOYEES IN    EXERCISE PRICE   EXPIRATION      GRANT DATE
NAME                   GRANTED    OPTIONS GRANTED     FISCAL YEAR       (PER SHARE)        DATE      PRESENT VALUE(1)
----                   --------   ---------------   ----------------   --------------   ----------   ----------------
Howard E. Janzen.....  04/24/01       200,000(2)           .91%           $4.2500        04/24/11       $  752,000
                       11/30/01        66,667(3)           .30%           $2.4400        11/30/11       $  142,667
John Bumgarner.......  04/30/01       500,000(4)          2.27%           $4.5200        04/30/11       $1,995,000
Patti L. Schmigle....  04/24/01       120,000(2)           .55%           $4.2500        04/24/11       $  451,200
                       11/30/01        25,000(3)           .11%           $2.4400        11/30/11       $   53,500
Scott E. Schubert....  04/24/01        88,000(2)           .40%           $4.2500        04/24/11       $  330,880
                       11/30/01        33,334(3)           .15%           $2.4400        11/30/11       $   71,335
Frank M. Semple......  04/24/01       120,000(2)           .55%           $4.2500        04/24/11       $  451,200
                       11/30/01        33,333(3)           .15%           $2.4400        11/30/11       $   71,333
Matthew Bross........  04/24/01        80,040(2)           .36%           $4.2500        04/24/11       $  300,950
                       11/30/01        22,233(3)           .10%           $2.4400        11/30/11       $   47,579

---------------

(1) The grant date present value is determined using the Black-Scholes option pricing model and is based on assumptions about future stock price volatility and dividend yield. The model does not take into account that the stock options are subject to vesting restrictions and that executives cannot sell their options. The calculations assume an expected volatility of 90 percent, a weighted average risk-free rate of return of 5.25 percent, a dividend yield of 0 percent and an exercise date at the end of the contractual term in 2011. The actual value, if any, that may be realized by an executive will depend on the market price of WCG's common stock on the date of exercise. The dollar amounts shown are not intended to forecast possible future appreciation in WCG's stock price.

(2) These stock options will vest in thirds on April 24, 2002, April 24, 2003, and April 24, 2004, respectively.

(3) These stock options will vest in thirds on November 30, 2002, November 30, 2003, and November 30, 2004, respectively.

(4) These stock options will vest in thirds on April 30, 2002, April 30, 2003, and April 30, 2004, respectively.

                                      III-6

OPTION EXERCISES AND FISCAL YEAR-END VALUES

     The following table provides certain information on stock option exercises of WCG stock in 2001 by the named executive officers and the value of such officers' unexercised options at December 31, 2001.

          AGGREGATED OPTION EXERCISES OF WCG STOCK IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                                        VALUE OF UNEXERCISED
                            NUMBER OF OPTIONS AT            WEIGHTED AVERAGE           IN-THE-MONEY OPTIONS AT
                               FISCAL YEAR-END              EXERCISE PRICE(1)            FISCAL YEAR-END(2)
                         ---------------------------   ---------------------------   ---------------------------
NAME                     EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                     -----------   -------------   -----------   -------------   -----------   -------------
Howard E. Janzen.......     751,428       516,667         10.56          11.59        $       0         $0
John Bumgarner.........      50,000       593,376         23.00           5.58        $       0         $0
Patti L. Schmigle......     547,142       248,916          8.05           9.09        $       0         $0
Scott E. Schubert......     115,253       243,060         21.19          14.21        $       0         $0
Frank M. Semple........   1,287,797       268,333          5.32           6.39        $9,893.50         $0
Matthew Bross..........     332,231       372,968         17.69          18.82        $       0         $0

---------------

(1) There were no exercises for WCG shares for 2001, and no value realized. This data is included to show the weighted average price for the exercise of options.

(2) Based on the closing price of WCG's Common Stock reported in the table entitled "New York Stock Exchange Composite Transactions" contained in The Wall Street Journal for December 31, 2001 ($2.35 per share), less the exercise price. The values shown reflect the value of options accumulated over periods of up to ten years. Such values had not been realized at that date and may not be realized. In the event the options are exercised, their value will depend on the market price of WCG's Common Stock on the date of exercise.

RETIREMENT PLAN

     Prior to January 1, 2001, eligible employees participated in the TWC Pension Plan. Effective January 1, 2001, eligible employees participate in the WCG Pension Plan. The WCG pension plan is a noncontributory, tax-qualified defined benefit plan subject to the Employee Retirement Income Security Act of 1974, as amended. The WCG pension plan generally includes salaried employees of WCG who have completed one year of service. Except as noted below, executive officers of WCG participate in the WCG pension plan on the same terms as other full-time employees.

     Effective April 1, 1998, TWC converted its pension plan from a final average pay plan to a cash balance pension plan. Each participant's accrued benefit as of that date was converted to a beginning account balance. Account balances are credited with an annual employer contribution and quarterly interest allocations. Each year an employer contribution equal to a percentage of eligible compensation is allocated to an employee's pension account. Such percentage is based upon the employee's age according to the following table:

                                                                  PERCENTAGE OF ELIGIBLE PAY
                                                PERCENTAGE OF      GREATER THAN THE SOCIAL
AGE                                            ALL ELIGIBLE PAY       SECURITY WAGE BASE
---                                            ----------------   --------------------------
30 or younger................................        4.5%                     +1%
30-39........................................          6%                     +2%
40-49........................................          8%                     +3%
50+..........................................         10%                     +5%

     For employees, including the executive officers named in the Summary Compensation Table, who were active employees and plan participants in the TWC Pension Plan on March 31, 1998, and April 1, 1998, and are now participants in the WCG Pension Plan, the percentage of all eligible pay is increased by an amount equal to the sum of 0.3 percent multiplied by the participant's total years

                                      III-7
of service prior to March 31, 1998. Interest is credited to account balances quarterly at a rate determined annually in accordance with the terms of the plan. The normal retirement benefit is a monthly annuity based on an individual's account balance as of benefit commencement. The plan defines eligible compensation to include salary and bonuses. Normal retirement age is
65. Early retirement may begin as early as age 55. At retirement, employees are entitled to receive a single-life annuity or one of several optional forms of payment having an equivalent actuarial value to the single-life annuity.

     Participants who were age 50 or older as of March 31, 1998, were grandfathered under a transitional provision that gives them the greater of the benefit payable under the cash balance formula or the final average pay formula based on all years of service and compensation.

     The Internal Revenue Code of 1986, as amended, currently limits the pension benefits that can be paid from a tax-qualified defined benefit plan, such as the pension plan, to highly compensated individuals. These limits prevent such individuals from receiving the full pension benefit based on the same formula as is applicable to other employees. As a result, WCG has adopted an unfunded supplemental retirement plan to provide a supplemental retirement benefit equal to the amount of such reduction to every employee, including the executive officers named in the Summary Compensation Table, whose benefit payable under the pension plan is reduced by Internal Revenue Code limitations.

     Total estimated annual benefits payable at normal retirement age under the cash balance formula from both the tax qualified and the supplemental retirement plans are as follows:

Howard E. Janzen............................................  $571,227
John Bumgarner..............................................         0
Patti L. Schmigle...........................................   360,251
Scott E. Schubert...........................................   162,843
Frank M. Semple.............................................   292,970
Matt Bross..................................................   238,011

     The following schedule illustrates projected annual retirement benefits under the final average pay formula, payable from both the tax qualified and the supplemental retirement plans based on various levels of final average annual compensation and years of service. The benefits are not subject to deduction for any offset amounts:

                               PENSION PLAN TABLE

                                           YEARS OF SERVICE
                        ------------------------------------------------------
REMUNERATION               15         20         25         30          35
------------            --------   --------   --------   --------   ----------
$  400,000............  $108,631   $144,841   $181,051   $217,262   $  253,472
   600,000............   164,131    218,841    273,551    328,262      382,972
   800,000............   219,631    292,841    366,051    439,262      512,472
 1,000,000............   275,131    366,841    458,551    550,262      641,972
 1,200,000............   330,631    440,841    551,051    661,262      771,472
 1,400,000............   386,131    514,841    643,551    772,262      900,972
 1,600,000............   441,631    588,841    736,051    883,262    1,030,472
 1,800,000............   497,131    662,841    828,551    994,262    1,159,972

EMPLOYMENT AGREEMENTS, SEVERANCE PAY PLAN, AND CHANGE IN CONTROL SEVERANCE PLAN

     WCG has no employment agreements with executive officers. WCG has established the WCG Severance Pay Plan and the WCG Change in Control Severance Plan, which cover certain employees of the Company, including the executive officers named in the Summary Compensation Table.

                                      III-8

     The Severance Pay Plan provides severance benefits for employees who are terminated because of a reduction in force or job elimination. The severance benefit for the Chief Executive Officer is a lump sum payment equal to 200 percent of annual base salary. The severance benefit for the senior vice president level is a lump sum payment equal to 150 percent of the annual base salary, and for the vice president level a lump sum payment equal to 100 percent of the annual base salary.

     The Change in Control Severance Plan provides severance benefits if, within two years following a change in control of WCG, a participant's employment is terminated (i) involuntarily other than for cause, death, disability, retirement, or the sale of a business, or (ii) voluntarily for good reason. The severance benefit for the Chief Executive Officer is a lump sum payment equal to 200 percent of the sum of annual base salary plus target incentive. The severance benefit for the senior vice president level is a lump sum payment equal to 150 percent of the sum of annual base salary plus target incentive, and for the vice president level, a lump sum payment equal to 100 percent of the sum of annual base salary plus target incentive. If necessary, a participant is also entitled to receive a corresponding gross-up payment sufficient to compensate for the amount of any excise tax imposed by Internal Revenue Code Section 4999, and for any taxes imposed on such additional payment. Amounts payable under the plan are in lieu of any other severance, change in control severance or termination benefit that may otherwise be payable under any other severance plan or program.

            COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee of the Board of Directors (the "Committee") is composed of independent outside directors. The Committee is responsible for overseeing and administering WCG's executive compensation program.

COMPENSATION POLICY

     The WCG executive compensation program is designed to serve the interests of WCG and its stockholders by aligning executive compensation with stockholder objectives and to encourage and reward management initiative and performance. Specifically, the executive compensation program seeks to:

          (i) Attract and retain the talent needed to drive superior shareholder value and help each of the Company's businesses meet or exceed financial performance targets;

          (ii) Motivate and reward to achieve superior performance relative to industry peers;

          (iii) Align executive and shareholder interests; and

          (iv) Reinforce and reward leadership supporting WCG's core values.

     These objectives are met through a program comprised of base salary; annual cash incentive tied to business performance and individual performance; and long-term incentive opportunities primarily in the form of stock options and the selective use of deferred stock. Compensation decisions with respect to those executives named in the Summary Compensation Table are made by the Committee and ratified by the Board of Directors.

COMPENSATION PROGRAM

     Total Compensation. Base salary, cash incentive targets and stock option targets for WCG's executives, including those executive officers named in the Summary Compensation Table, were generally established at the 50th percentile of compensation survey results. For this purpose, WCG uses compensation survey information relevant to high-performance general industry companies and communications companies of similar size supplied by nationally known compensation consulting firms.

                                      III-9

     Base Salary. The Committee considers base salary adjustments for each of WCG's executives annually. The Committee also annually approves a merit increase budget for all executives. For 2001, the merit increase budget approved for WCG's executives was 0 percent. This target was developed based upon WCG's review of survey data and WCG's financial and stock performance. Specific increases for individual executives involve consideration of certain subjective factors, principally the performance of such executive over the prior compensation period.

     Cash Incentive. The WCG executives including those executive officers named in the Summary Compensation Table, are eligible each year for cash incentive payments. The cash incentive program is designed to measure and reward both business and individual achievements. Each participant has a cash incentive target opportunity that is a percentage of base salary that can be earned when business results meet target levels of performance and individual performance achieves expectations. The cash incentive target opportunity percentages of base salary used for this purpose range from 12.5 percent for manager level participants to 80 percent for the President and Chief Executive Officer. Actual awards can be up to 200 percent of the target opportunity depending on achievement of business and individual performance objectives.

     An executive's award for a given year is the sum of the product of (i) the percentage actual performance bears to targeted performance (the "performance factor"); (ii) the applicable weight of the component; (iii) the target opportunity percentage; and (iv) the participant's base salary, for each of the components. Awards are earned based on the extent to which pre-established performance targets are achieved. The components and weighting of the award formula are 67 percent business performance and 33 percent individual performance, with the sum of the weights for the components totaling one hundred percent.

     The components of business performance, except the stock performance component, are measured by comparing actual business results to pre-established goals based on WCG's business strategies. The respective business units submit goals for these components of business performance, at threshold, target and stretch levels, to the Committee and the Board of Directors for approval in January of the plan year. Threshold and stretch levels represent the Committee's subjective assessment of performance below which there should be no incentive payment (the threshold level) and performance at which 200 percent of the incentive potential should be paid (the stretch level). If performance is at target, the performance factor used to calculate the award is 100 percent. Performance above or below target results in awards representing a linear increase/decrease from target to stretch and from target to threshold depending upon where actual performance falls. Except in unusual circumstances, there are no awards for performance below threshold. The Committee and the Board of Directors assess WCG's stock performance in January following the plan year, by comparing its total shareholder return to the total shareholder return of the NASDAQ Index and the Network Index. The range for the stock performance component is 0 to 200 percent. For the executive officers named in the Summary Compensation Table, with the exception of Mr. Janzen, whose compensation is discussed elsewhere herein, the business performance factor for 2001 was tied to WCG's stock performance and other business measures applicable to WCG. The 2001 cash incentive was paid out at 65 percent of target and was distributed as 50 percent cash and 50 percent mandatory deferred stock which will vest in thirds over three years. The Committee and Board of Directors retain the discretion to adjust reported performance to allow for extraordinary, nonrecurring factors.

     The Committee determines the amount of funding for an individual performance component award pool from which the actual individual performance awards are distributed. The Committee funds the pool for the plan year at 0 to 200 percent of the target level. Individual performance is measured by the performance management process, comparing individual results to pre-established individual objectives. The size of actual individual awards is impacted by the individual performance component award pool.

                                      III-10

     Long-term Compensation. The Committee's and the Board of Directors' objective with respect to stock option awards is to provide a long-term component to overall compensation that aligns the interests of executives with the interests of stockholders through stock ownership. Compensation opportunities in the form of stock options serve this purpose.

     The WCG 1999 Stock Plan, established by the TWC Compensation Committee and approved by its stockholders in 1999, provides for issuance of WCG stock options to employees and members of the board of directors of WCG or its affiliates. These stock option awards give executives the right to purchase WCG's common stock over a ten-year period at the market value per share of WCG's common stock, as defined by the plan, as of the date the option is granted. Stock option awards from this plan will generally be subject to three-year (one-third per year) graded vesting schedule.

     The Committee and Board of Directors have established stock option award targets for each executive participant and for director and manager level participants in the stock option program. The target levels for annual stock option grants have been established based on competitive market data for each executive position and based on competitive market practices for director and manager level positions. In 2001, the stock option targets for participants ranged from 200,000 shares for the President and Chief Executive Officer to 7,400 shares for manager-level employees. The size of actual stock option awards is tied to individual performance, as measured by the performance management process, comparing individual results to pre-established individual objectives.

     Deferred Stock: The WCG 1999 Stock Plan provides for the issuance of deferred stock, which is not distributed to the executive until the applicable restriction period lapses. Deferred stock that is not vested is normally forfeited if the executive terminates employment for any reason other than retirement, disability or death prior to the lapsing of applicable restrictions. The Committee uses deferred stock awards primarily to provide, on a selective basis, a vehicle for tying an element of compensation to the executive's willingness to remain with WCG in a way that aligns the executive's interests with those of the other stockholders.

     All executives have an opportunity to defer up to 50 percent of their base salary and up to 100 percent of their incentive bonus for an elective period in the form of vested deferred stock. Deferred stock cannot be sold or otherwise disposed of until the applicable deferral period lapses. The value of the deferred stock is at risk during the deferral period since the value is tied to the stock price.

CHIEF EXECUTIVE OFFICER COMPENSATION

     The full Board meets in executive session each year to review Mr. Janzen's performance. The session is conducted without Mr. Janzen present, and the meeting is chaired by the Chairman of the Compensation Committee. The results of this performance review, which are shared with Mr. Janzen, are used by the Compensation Committee in making its review of Mr. Janzen's performance for compensation purposes.

     Mr. Janzen participates in the cash incentive program described herein. For Mr. Janzen, the business performance factor of the cash incentive program for 2001 was tied to WCG's stock performance and WCG's earning before income taxes, depreciation and amortization. The stock performance component of business performance was measured by comparing total shareholder return of WCG stock to the total shareholder return of the Nasdaq Index. The award of $269,200 earned in 2001 and awarded in February 2002 represents 65 percent of the award target. Mr. Janzen received his 2001 award in deferred stock, which totaled 213,651 shares.

     A stock option grant of 200,000 shares was also approved for Mr. Janzen in 2001. This award represents 100 percent of the target for stock option awards previously established by the Committee and the Board of Directors for the President and Chief Executive Officer position. The specific award, relative to the target, was based on a subjective analysis of Mr. Janzen's performance.

                                      III-11

Additionally, Mr. Janzen was awarded a stock option grant for 66,667 shares on 11/31/2001 when WCG moved to a three times per year grant cycle.

OTHER MATTERS

     Section 162(m) of the Internal Revenue Code places a $1 million per person limitation on the tax deduction WCG may take for compensation paid to its Chief Executive Officer and its four other highest paid executive officers. Compensation constituting performance-based compensation, as defined by the Code, is not subject to the $1 million limit. The Committee generally intends to grant awards under the WCG 1999 Stock Plan consistent with the terms of Section 162(m) so that such awards will not be subject to the $1 million limit. In other respects, the Committee expects to take actions in the future that may be necessary to preserve the deductibility of executive compensation to the extent reasonably practicable and consistent with other objectives of the Company's compensation program. In doing so, the Committee may utilize alternatives such as deferring compensation to qualify compensation for deductibility and may rely on grandfathering provisions with respect to existing compensation commitments.

THE COMPENSATION COMMITTEE

H. Brian Thompson, Chairman
John A. Craig
Julius W. Erving, II
Morgan E. O'Brien

                       COMPENSATION COMMITTEE INTERLOCKS
                           AND INSIDER PARTICIPATION

     Mr. Ross K. Ireland served on the Compensation Committee from the time of his election to the Board of Directors on January 25, 2001, until his resignation from the Compensation Committee on September 13, 2001. Mr. Ross K. Ireland resigned from the Board of Directors on February 5, 2002. Mr. Ireland is Senior Executive Vice President for SBC Communications Inc. An SBC subsidiary purchases wholesale long distance service from WCG. Revenues from SBC totaling $402.0 million for the year ended December 31, 2001, represented approximately 34 percent of WCG's total revenues.

                                      III-12

                  STOCKHOLDER RETURN PERFORMANCE PRESENTATION

     Set forth below is a line graph comparing WCG's cumulative total stockholder return on its Common Stock with the cumulative total return of the Nasdaq Stock Index and a Network Index, composed of Level 3, Broadwing, and Global Crossing, currently WCG's telecommunications industry peer companies, from the date of WCG's equity offering, September 30, 1999, through December 31, 2001. The graph assumes an investment of $100 at the beginning of the period at the IPO price of $23 per share of Class A Common Stock.

WCG TOTAL MONTHLY STOCKHOLDER RETURN SINCE INCEPTION

                              (PERFORMANCE GRAPH)

                  9/99    10/99    11/99    12/99     1/00     2/00     3/00     4/00     5/00     6/00     7/00     8/00     9/00
                 ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
WCG               100     138.6    129.6    125.8    163.6    193.8    225.5    160.9    159.5    143.9    117.4    127.7    86.96
Network Index     100     122.9    147.9    178.4    204.3    182.3    182.8      145    121.1    133.6    119.3    141.4    132.1
Nasdaq            100       108    121.5      147    141.6    166.7    162.3    137.4    123.8    144.4    137.2    154.2      130

                 10/00    11/00    12/00     1/01     2/01     3/01     4/01     5/01     6/01     7/01     8/01     9/01    10/01
                 ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
WCG              79.62    47.28    51.09     78.3    54.17    39.13    19.65    18.26    12.91     9.39     7.17     5.13     7.26
Network Index    108.6    69.59    78.07    101.6    76.74    60.77     67.2    65.29    56.13    52.78    38.56    32.25     19.5
Nasdaq           122.7     94.6    89.96      101    78.36    67.01    77.06    76.85    78.67    73.84    65.74    54.58    61.55

                 11/01    12/01
                 ------   ------
WCG              10.61    10.22
Network Index    21.49    20.54
Nasdaq            70.3    71.02

     Last year WCG compared stockholder return to the S&P 500 Index rather than the Nasdaq composite index used this year. As of March 20, 2002, fewer than 5 percent of the 500 stocks included in the S&P 500 Index were telecommunications services. The Nasdaq composite index provides a broader index of approximately 4,000 stocks including 12 percent telecommunications.

                                      III-13

     Below, a line graph for the period from September 30, 1999, through December 31, 2001, compares WCG's cumulative total stockholder return on its Common Stock with the cumulative total return of the S&P 500 Index that was previously used for comparison. The graph assumes an investment of $100 at the beginning of the period at the IPO price of $23 per share of Class A Common Stock.

                              (PERFORMANCE GRAPH)

                  9/99    10/99    11/99    12/99     1/00     2/00     3/00     4/00     5/00     6/00     7/00     8/00     9/00
                 ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
WCG               100     138.6    129.6    125.8    163.6    193.8    225.5    160.9    159.5    143.9    117.4    127.7     87.0
Network Index     100     122.9    147.9    178.4    204.3    182.3    182.8    145.0    121.1    133.6    119.3    141.4    132.1
S&P 500           100      99.7     89.7     81.6    101.7    111.7    117.8    100.5    111.4    112.1    112.8    124.4    114.0

                 10/00    11/00    12/00     1/01     2/01     3/01     4/01     5/01     6/01     7/01     8/01     9/01    10/01
                 ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
WCG               79.6     47.3     51.1     78.3     54.2     39.1     19.7     18.3     12.9      9.4      7.2      5.1      7.3
Network Index    108.6     69.6     78.1    101.6     76.7     60.8     67.2     65.3     56.1     52.8     38.6     32.3     19.5
S&P 500          112.8     95.5    108.2    112.0    101.8     95.4    102.7    103.4    100.9     99.9     93.7     86.1     87.8

                 11/01    12/01
                 ------   ------
WCG               10.6      9.3
Network Index     21.5     20.1
S&P 500           94.5     95.0

               NETWORK INDEX: LEVEL 3, BROADWING, GLOBAL CROSSING
                       Index values are as of month-end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Based upon a review of filings made with the Securities and Exchange Commission, WCG believes that no person owns beneficially 5 percent or more of WCG's Class A Common Stock.

     The following table sets forth the number of shares of 6.75% Redeemable Cumulative Convertible Preferred Stock of WCG and the percentage represented by such number of each person who is known to WCG to own beneficially 5 percent or more of WCG's 6.75% Redeemable Cumulative Convertible Preferred Stock as of March 5, 2002.

                                                                NUMBER OF   PERCENT
TITLE OF CLASS                       NAME AND ADDRESS            SHARES     OF CLASS
--------------                -------------------------------   ---------   --------
Preferred Stock.............  Bear, Stearns Securities Corp.    1,672,920     33.5%
                              One Metrotech Center North
                              Brooklyn, NY 11201
Preferred Stock.............  Donaldson, Lufkin and Jenrette    1,328,425     26.6%
                              Securities Corp.
                              Jersey City, NJ 07399

     The following table sets forth, as of February 28, 2002, the amount of WCG Class A Common Stock beneficially owned by each of WCG's directors, each of its executive officers named in the Summary Compensation Table, and by all directors and executive officers as a group. The ownership data presented in this table includes shares acquired as a result of the spin-off distribution
                                      III-14
on April 23, 2001, by TWC of shares of WCG's Class A Common Stock. Unless otherwise indicated, each beneficial owner has sole voting and sole investment power with respect to their respective shares. In addition, unless otherwise indicated, the address of each beneficial owner named below is c/o Williams Communications Group, Inc., One Technology Center, Tulsa, Oklahoma 74103.

                                                       SHARES
                                      SHARES OF      UNDERLYING
                                        COMMON         OPTIONS
                                     STOCK OWNED     EXERCISABLE               PERCENT
                                     DIRECTLY OR      WITHIN 60                  OF
NAME OF INDIVIDUAL OR GROUP         INDIRECTLY(1)      DAYS(2)       TOTAL      CLASS
---------------------------         --------------   -----------   ---------   -------
Matthew Bross.....................      224,922         358,911      583,833      *
John Bumgarner....................      842,994         216,667    1,059,661      *
John A. (Ian) Craig...............       19,919          20,667       40,586      *
Julius W. Erving, II..............       11,934          20,667       32,601      *
Ross K. Ireland(3)................            0               0            0      *
Howard E. Janzen..................      576,828         818,095    1,394,923      *
Robert W. Lawless.................       18,156          26,000       44,156      *
Peter C. Meinig...................      307,611          16,667      324,278      *
Morgan O'Brien....................       23,517          20,667       44,184      *
Patti L. Schmigle.................       64,319         587,142      651,461      *
Scott E. Schubert.................      188,097         144,587      332,684      *
Frank M. Semple...................      383,470       1,327,797    1,711,267      *
H. Brian Thompson.................       29,592          42,667       72,259      *
All directors and executive
  officers as a group (17
  persons)(4).....................    2,980,458       5,404,613    8,385,071      *

---------------

(1) Includes shares held under the terms of incentive and investment plans as follows: Mr. Bross, 75,569, including 1,390 over which he has sole voting and investment power; Mr. Bumgarner, 203,171, including 189,000 over which he has sole voting and investment power; Mr. Janzen, 365,485, including 50,265 over which he has sole voting and investment power; Ms. Schmigle, 12,872 over which she has sole voting and investment power; Mr. Schubert, 141,512, including 54,443 over which he has sole voting and investment power; and Mr. Semple, 241,416, including 46,876 over which he has sole voting and investment power.

(2) The Securities and Exchange Commission deems a person to have beneficial ownership of all shares that person has the right to acquire within 60 days. The shares indicated represent shares of Common Stock that may be acquired upon the exercise of options exercisable within 60 days of February 28, 2002. The shares indicated represent stock options granted under WCG's Stock Plan. Unexercised options cannot be voted.

(3) Mr. Ireland resigned as Director effective February 5, 2002.

(4) Includes shares held by Bob F. McCoy, former Senior Vice President of Law, who retired from WCG on January 31, 2002.

     No director or officer owns beneficially any other WCG equity securities or equity securities of any of its subsidiaries other than directors' qualifying shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                            EXECUTIVE OFFICER LOANS

     In prior years, TWC granted loans to employees, primarily executive officers, including employees of WCG. In conjunction with the spin-off from TWC, WCG acquired the loans to WCG officers. These loans total $19.9 million, all of which are considered long-term as of December 31, 2001. In June and December 2001, all loans to individuals were combined, which extended the due

                                      III-15
dates and reduced interest rates. The loans currently bear interest rates stated below and have maturity dates of four years or less or upon the earlier termination of the employee.

     Effective December 31, 2001, WCG's Compensation Committee of the Board of Directors entered into an agreement to pay annual retention bonuses to certain executives in the amount of $13 million to be applied solely against the outstanding loan balances. The final payment date is December 31, 2005, unless employment is terminated for reasons other than cause, death or disability or if the agreement is rejected in any voluntary or involuntary bankruptcy proceedings in which case the executive can setoff his claim for any remaining bonus payments against his outstanding loan balance.

                                    TOTAL INTEREST   LARGEST AMOUNT     PRINCIPAL
                         INTEREST    OVER TERM OF     OUTSTANDING      OUTSTANDING
NAME                       RATE          LOAN          12/31/2001       12/31/2001
----                     --------   --------------   --------------   --------------
John C. Bumgarner,
  Jr. .................    5.02%    $1,882,718.08    $ 7,270,970.93   $ 6,904,628.30
Gerald L. Carson.......    3.97%    $  341,297.88    $ 1,213,532.36   $ 1,157,868.80
Howard E. Janzen.......    3.97%    $1,646,199.13    $ 5,885,515.35   $ 5,603,829.82
Frank M. Semple........    3.97%    $  550,268.18    $ 2,101,785.47   $ 2,011,096.74
James W. Dutton........    3.97%    $   47,725.17    $   248,421.81   $   238,478.00
Scott E. Schubert......    3.97%    $1,117,590.40    $ 4,217,223.86   $ 4,000,000.00
GRAND TOTAL............             $5,585,798.84    $20,937,449.78   $19,915,901.66

OTHER RELATED TRANSACTIONS

     John C. Bumgarner, Chief Operating Officer of WCG, owns real estate and leases a portion of it to subsidiaries of WCG for use as office space. In 2001, payments under these leases were approximately $370,000. WCG vacated the majority of space leased in August 2001 and will vacate the remainder by May 2002.

     Ross K. Ireland was a director of WCG from January 25, 2001, until his resignation on February 5, 2002. Mr. Ireland is Senior Executive Vice President for SBC Communications Inc. An SBC subsidiary purchases wholesale long distance service from WCG. Revenues from SBC totaling $402.0 million for the year ended December 31, 2001, represented approximately 34 percent of WCG's total revenues.

                                      III-16

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) and (a)(2). The Financial statements and financial statement schedules listed in the Index to Consolidated Financial Statements below are filed as part of this report.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                       PAGE
                                                       ----
Covered by report of independent auditors:
  Consolidated balance sheets at December 31, 2001
     and 2000........................................  F-34
  Consolidated statements of operations for the three
     years ended December 31, 2001...................  F-35
  Consolidated statements of stockholders' equity for
     the three years ended December 31, 2001.........  F-36
  Consolidated statements of cash flows for the three
     years ended December 31, 2001...................  F-37
  Notes to consolidated financial statements.........  F-38
  Schedules for the three years ended December 31,
     2001:
     I -- Condensed financial information of
        Registrant...................................   V-1
     II -- Valuation and qualifying accounts.........   V-8
Not covered by report of independent auditors:
  Quarterly financial data (unaudited)...............  F-78

     All other schedules have been omitted since the required information is not present or is not present in an amount sufficient to require submission of the schedules, or because the information required is included in the financial statements and notes thereto.

(a)(3) and (c). The documents in the Exhibit List below are filed as part of this annual report.

                                  EXHIBIT LIST

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1*           -- Restated Certificate of Incorporation of WCG (filed as
                            Exhibit 3.1 to the Current Report on Form 8-K dated
                            October 1, 1999 (the "October 1999 8-K"))
          3.2*           -- Restated By-laws of WCG (filed as Exhibit 3.2 to the
                            October 1999 8-K)
          3.3*           -- Restated By-laws of WCG as of September 27, 2001 (filed as Exhibit 3.3 to the Quarterly Report on Form 10-Q for
                            the quarter ended September 30, 2001, as filed on
                            November 14, 2001)
          4.1*           -- Specimen certificate of common stock (filed as Exhibit
                            4.1 to Registration Statement No. 333-76007 on Form S-1
                            relating to an equity offering (the "Equity Registration
                            Statement"), dated April 9, 1999)
          4.2*           -- Certificate of designation of Series A Junior
                            Participating Preferred Stock (filed as Exhibit 4.1 to
                            the October 1999 8-K)
          4.3*           -- Specimen certificate of Class B common stock (filed as
                            Exhibit 4.2 to the Equity Registration Statement dated
                            April 9, 1999)
          4.4*           -- Indenture governing notes dated October 6, 1999, between
                            WCG and The Bank of New York, Trustee (filed as Exhibit
                            4.2 to the October 1999 8-K)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          4.5*           -- Indenture dated as of August 8, 2000, between WCG and The
                            Bank of New York, as trustee relating to the 11.70%
                            Senior Redeemable Notes due 2008 and the 11.875% Senior
                            Redeemable Notes due 2010 (filed as Exhibit 4.1 to the
                            S-4 dated October 12, 2000 (the "October 2000 S-4"))
          4.6*           -- Registration Rights Agreement dated as of August 8, 2000 between WCG and the initial purchasers (filed as Exhibit
                            4.2 to the October 2000 S-4)
          4.7*           -- Certificate of Designation of 6.75% Redeemable Cumulative
                            Convertible Preferred Stock (filed as Exhibit 4.4 to the
                            October 2000 S-4)
         10.1*           -- Securities Purchase Agreement among WCG, The Williams
                            Companies, Inc. ("TWC"), and Telefonos de Mexico, S.A. de
                            C.V., dated May 25, 1999 (filed as Exhibit 10.1 to the
                            Equity Registration Statement, Amendment No. 1, dated May
                            27, 1999)
         10.2*           -- Amended and Restated Alliance Agreement Between Telefonos
                            de Mexico, S.A. de C.V., and Williams Communications,
                            Inc., dated May 25, 1999 (filed as Exhibit 10.2 to the
                            Equity Registration Statement, Amendment No. 8, dated
                            September 29, 1999)
         10.3*           -- Securities Purchase Agreement dated as of May 24, 1999, by and among WCG, TWC, and Intel Corporation (filed as
                            Exhibit 10.3 to the Equity Registration Statement,
                            Amendment No. 3, dated July 12, 1999)
         10.4*           -- Master Alliance Agreement Between Intel Internet Data
                            Services and Williams Communications, Inc., dated as of
                            May 24, 1999 (filed as Exhibit 10.4 to the Equity
                            Registration Statement, Amendment No. 1, dated May 27,
                            1999)
         10.5*           -- Fiber Lease Agreement between Metromedia Fiber Network
                            Services, Inc., and Williams Communications, Inc., dated
                            September 16, 1999 (filed as Exhibit 10.5 to the Equity
                            Registration Statement, Amendment No. 8, dated September
                            29, 1999)
         10.6*           -- Fiber Lease Agreement between Williams Communications,
                            Inc., and Metromedia Fiber National Network Services,
                            Inc., dated September 16, 1999 (filed as Exhibit 10.6 to
                            the Equity Registration Statement, Amendment No. 8, dated
                            September 29, 1999)
         10.7*           -- Shareholders Agreement by and among Metrogas S.A.,
                            Williams International Telecom (Chile) Limited, and
                            Metrocom S.A., dated March 30, 1999, and Letter Agreement
                            dated March 30, 1999 (filed as Exhibit 10.8 the Equity
                            Registration Statement, Amendment No. 3, dated July 29,
                            1999)
         10.8*           -- Share Purchase Agreement by and Among Lightel, S.A.
                            Technologia de Informacao, Williams International ATL
                            Limited, Johi Representacoes Ltda, and ATL-Algar Telecom
                            Leste, S.A., dated as of March 25, 1999 (filed as Exhibit
                            10.9 to the Equity Registration Statement, Amendment No.
                            1, dated May 27, 1999)
         10.9*           -- Master Alliance Agreement between SBC Communications Inc.
                            and Williams Communications, Inc., dated February 8, 1999
                            (filed as Exhibit 10.10 the Equity Registration
                            Statement, Amendment No. 1, dated May 27, 1999)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.10*          -- Transport Services Agreement dated February 8, 1999,
                            between Southwestern Bell Communication Services, Inc.,
                            and Williams Communications, Inc. (filed as Exhibit 10.11
                            to the Equity Registration Statement, Amendment No. 1,
                            dated May 27, 1999)
         10.11*          -- Securities Purchase Agreement dated February 8, 1999,
                            between SBC Communications Inc. and WCG (filed as Exhibit
                            10.12 to the Equity Registration Statement, Amendment No.
                            1, dated May 27, 1999)
         10.12*          -- Amended and Restated Lease for Bank of Oklahoma Tower, as
                            of January 1, 1999, by and between Williams Headquarters
                            Building Company and TWC (filed as Exhibit 10.14 the
                            Equity Registration Statement, Amendment No. 1, dated May
                            27, 1999)
         10.13*          -- Lease as of January 1, 1999, for Williams Technology
                            Center, by and between Williams Headquarters Building
                            Company and WCG (filed as Exhibit 10.15 to the Equity
                            Registration Statement, Amendment No. 1, dated May 27,
                            1999)
         10.14*          -- Lease as of January 1, 1999, for Williams Resource
                            Center, by and between Williams Headquarters Building
                            Company and WCG (filed as Exhibit 10.16 the Equity
                            Registration Statement, Amendment No. 1, dated May 27,
                            1999)
         10.15*          -- Wireless Fiber IRU Agreement by and between WinStar
                            Wireless, Inc., and Williams Communications, Inc.,
                            effective as of December 17, 1998 (filed as Exhibit 10.17
                            to the Equity Registration Statement, Amendment No. 1,
                            dated July 12, 1999)
         10.16*          -- IRU Agreement between WinStar Wireless, Inc., and
                            Williams Communications, Inc., dated December 17, 1998
                            (long haul), together with Clarification Agreement
                            effective as of December 17, 1998, and Side Agreement
                            dated March 31, 1999 (filed as Exhibit 10.18 to the
                            Equity Registration Statement, Amendment No. 1, dated May
                            27, 1999)
         10.17*          -- UtiliCom Networks, Inc., Note and Warrant Purchase
                            Agreement dated December 15, 1998 (filed as Exhibit 10.19
                            to the Equity Registration Statement, Amendment No. 3,
                            dated July 12, 1999)
         10.18*          -- Consolidated IRU Agreement by and among IXC Carrier,
                            Inc., Vyvx, Inc., and The WilTech Group, dated December
                            9, 1998, and Amendment No. 4, dated December 22, 1998
                            (filed as Exhibit 10.20 to the Equity Registration
                            Statement, Amendment No. 2, dated July 6, 1999)
         10.19*          -- Stock Purchase Agreement for CNG Computer Networking
                            Group Inc. by and among The Sellers (1310038 Ontario
                            Inc., George Johnston, Hayden Marcus, The H. Marcus
                            Family Trust, and Gary White), WilTel Communications
                            (Canada), Inc., and Williams Communications Solutions,
                            LLC, dated October 13, 1998 (filed as Exhibit 10.21 to
                            the Equity Registration Statement, Amendment No. 6, dated
                            August 18, 1999)
         10.20*          -- Preferred Stock Purchase by and among UniDial Holdings,
                            Inc., and Williams Communications, Inc., dated October 2,
                            1998 (filed as Exhibit 10.22 to the Equity Registration
                            Statement, Amendment No. 6, dated August 18, 1999)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.21*          -- Amended and Restated Lease between State Street Bank &
                            Trust Co. of Connecticut, National Association, as
                            Lessor, and Williams Communications, Inc., as Lessee, as
                            of September 2, 1998 (filed as Exhibit 10.23 to the
                            Equity Registration Statement, Amendment No. 3, dated
                            July 12, 1999)
         10.22*          -- Amended and Restated Participation Agreement dated as of
                            September 2, 1998, among Williams Communications, Inc.;
                            State Street Bank & Trust Company of Conn., National
                            Association, as Trustee; Note Holders and Certificate
                            holders; APA Purchasers; State Street Bank & Trust Co.,
                            as Collateral Agent; Citibank, N.A., as agent, with
                            Citibank, N.A. and Bank of Montreal as Co-Arrangers;
                            Royal Bank of Canada, as Documentation Agent; and Bank of
                            America, The Chase Manhattan Bank, and Toronto Dominion,
                            as Managing Agents (filed as Exhibit 10.24 to the Equity
                            Registration, Amendment No. 1, dated May 27, 1999)
         10.23*          -- Capacity Purchase Agreement between Williams
                            Communications, Inc., and Intermedia Communications,
                            Inc., dated January 5, 1998, and Amendment dated August
                            5, 1998 (filed as Exhibit 10.25 to the Equity
                            Registration Statement, Amendment No. 6, dated August 18,
                            1999)
         10.24*          -- Settlement and Release Agreement by and between WorldCom
                            Network Services, Inc., and Williams Communications,
                            Inc., dated July 1, 1998 (filed as Exhibit 10.26 to the
                            Equity Registration Statement, Amendment No. 6, dated
                            August 18, 1999)
         10.25*          -- Umbrella Agreement by and among DownTown Utilities Pty
                            Limited, WilTel Communications Pty Limited, Spectrum
                            Network Systems Limited, CitiPower Pty, Energy Australia,
                            South East Queensland Electricity Corporation Limited,
                            Williams Holdings of Delaware Inc., and Williams
                            International Services Company, dated June 19, 1998
                            (filed as Exhibit 10.27 to the Equity Registration
                            Statement, Amendment No. 1, dated May 27, 1999)
         10.26*          -- Carrier Services Agreement between Vyvx, Inc., and U S
                            WEST Communications, Inc., dated January 5, 1998, and
                            Amendment No. 1, dated June 14, 1999 (filed as Exhibit
                            10.28 to the Equity Registration Statement, Amendment No.
                            1, dated May 27, 1999)
         10.27*          -- Distributorship Agreement by and between Northern Telecom
                            Limited and WilTel Communications, L.L.C., dated January
                            1, 1998 (filed as Exhibit 10.29 to the Equity
                            Registration Statement, Amendment No. 6, dated August 18,
                            1999)
         10.28*          -- Common Stock and Warrant Purchase Agreement by and
                            between Concentric Network Corporation and WCG, dated
                            July 25, 1997 (filed as Exhibit 10.30 to the Equity
                            Registration, Amendment No. 1, dated May 27, 1999)
         10.29*          -- Note and Warrant Purchase Agreement by and between
                            Concentric Network Corporation and WCG, dated June 19,
                            1997 (filed as Exhibit 10.31 to the Equity Registration
                            Statement, Amendment No. 3, dated July 12, 1999)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.30*          -- Limited Liability Company Agreement of WilTel
                            Communications, LLC, by and between WCG and Northern
                            Telecom, Inc., dated April 30, 1997 (filed as Exhibit
                            10.32 to the Equity Registration Statement, Amendment No.
                            6, dated August 18, 1999)
         10.31*          -- Share Purchase Agreement for TTS Meridian Systems Inc. by
                            and among Northern Telecom Limited, WilTel
                            Communications, LLC, and 1228966 Ontario Inc., dated
                            April 30, 1997 (filed as Exhibit 10.33 to the Equity
                            Registration Statement, Amendment No. 6 dated August 18,
                            1999)
         10.32*          -- Formation Agreement by and between Northern Telecom, Inc.
                            and WCG dated April 1, 1997 (filed as Exhibit 10.34 to
                            the Equity Registration Statement, Amendment No. 6, dated
                            August 18, 1999)
         10.33*          -- Purchase Agreement among ABC Industria e Comercio
                            S.A. -- ABC INCO, Lightel S.A. Tecnologia da Informacao,
                            Algar S.A. -- Empreendimentos e Participacoes, and
                            Williams International Telecom Limited, dated January 21,
                            1997 (filed as Exhibit 10.35 to the Equity Registration
                            Statement, Amendment No. 1, dated May 27, 1999)
         10.34*          -- Subscription and Shareholders Agreement among Lightel
                            S.A. Tecnologia da Informacao, Algar
                            S.A. -- Empreendimentos e Participacoes, and Williams
                            International Telecom Limited, dated January 21, 1997
                            (filed as Exhibit 10.36 to the Equity Registration
                            Statement, Amendment 1, dated May 27, 1999)
         10.35*          -- Sublease Agreement as of June 1, 1996, by and between
                            Transcontinental Gas Pipeline Company and Williams
                            Telecommunications Systems, Inc. (filed as Exhibit 10.37
                            to the Equity Registration Statement, Amendment No. 1,
                            dated May 27, 1999)
         10.36*          -- System Use and Service Agreement between WilTel, Inc.,
                            and Vyvx, Inc., effective as of January 1, 1994 (filed as
                            Exhibit 10.38 to the Equity Registration Statement,
                            Amendment No. 1, dated May 27, 1999)
         10.37*          -- Administrative Services Agreement dated September 30,
                            1999, between WCG and its Subsidiaries as identified
                            therein and TWC and its Subsidiaries as identified
                            therein (filed as Exhibit 10.1 to the October 1999 8-K)
         10.38*          -- Service Agreement September 30, 1999, between Williams
                            Information Services Corporation ("WISC") and WCG (filed
                            as Exhibit 10.2 to the October 1999 8-K)
         10.39*          -- Tax Sharing Agreement dated September 30, 1999, between
                            TWC and WCG (filed as Exhibit 10.3 to the October 1999
                            8-K)
         10.40*          -- Indemnification Agreement dated September 1, 1999,
                            between TWC and WCG (filed as Exhibit 10.4 to the October
                            1999 8-K)
         10.41*          -- Rights Agreement between WCG and The Bank of New York,
                            Rights Agent, dated as of September 30, 1999 (filed as
                            Exhibit 10.5 to the October 1999 8-K)
         10.42*          -- Registration Rights Agreement dated September 30, 1999, between TWC and WCG (filed as Exhibit 10.6 to the October
                            1999 8-K)
         10.43*          -- Separation Agreement dated September 30, 1999, between
                            TWC and WCG (filed as Exhibit 10.7 to the October 1999
                            8-K)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.44*          -- Call option agreement by and among Williams Holdings of
                            Delaware, Inc., Williams International Company, Williams
                            International Telecom Limited, and WCG dated May 27, 1999
                            (filed as Exhibit 10.46 to the Equity Registration
                            Statement, Amendment No. 1, dated May 27, 1999)
         10.45*          -- Cross License Agreement dated September 30, 1999, between
                            WISC, TWC, and WCG (filed as Exhibit 10.8 to the October
                            1999 8-K)
         10.46*          -- Technical, Management and Administrative Service
                            Agreement dated May 27, 1999, between Williams
                            International Company and WCG (filed as Exhibit 10.9 to
                            the October 1999 8-K)
         10.47*          -- The Williams Companies, Inc. 1996 Stock Plan (filed as
                            Exhibit 10.49 to the Equity Registration Statement,
                            Amendment No. 1, dated May 27, 1999)
         10.48*          -- The Williams Companies, Inc. Stock Plan for Nonofficer
                            Employees (filed as Exhibit 10.50 to the Equity
                            Registration Statement, Amendment No. 1, dated May 27,
                            1999)
         10.49*          -- Williams Communications Stock Plan (filed as Exhibit
                            10.51 to the Equity Registration Statement, Amendment No.
                            1, dated May 27, 1999)
         10.50*          -- Williams Communications Group, Inc. 1999 Stock Plan
                            (filed as Exhibit 10.52 to the Equity Registration
                            Statement, Amendment No. 3, dated July 12, 1999)
         10.51*          -- Williams Pension Plan (filed as Exhibit 10.53 to the
                            Equity Registration Statement, Amendment No. 1, dated May
                            27, 1999)
         10.52*          -- Solutions LLC Pension Plan (filed as Exhibit 10.54 to the
                            Equity Registration Statement, Amendment No. 1, dated May
                            27, 1999)
         10.53*          -- Williams Communications Change in Control Severance Plan
                            (filed as Exhibit 10.55 to the Equity Registration
                            Statement, Amendment No. 3, dated July 12, 1999)
         10.54*          -- Stock Purchase Agreement by and between Williams
                            Communications, Inc. Conferencing Acquisition Corporation
                            and Genesys, S.A. dated as of June 30, 1999 (filed as
                            Exhibit 10.56 to the Equity Registration Statement,
                            Amendment No. 6, dated August 18, 1999)
         10.55*          -- Loan agreement dated as of September 8, 1999, between
                            Williams Communications, Inc. and TWC (filed as Exhibit
                            10.57 to the Equity Registration Statement, Amendment No.
                            8, dated September 29, 1999)
         10.56*          -- Williams Communications, Inc. Senior Credit Facilities
                            Commitment Letter, dated June 2, 1999. (filed as Exhibit
                            10.58 to the Equity Registration Statement, Amendment No.
                            4, July 14, 1999)
         10.57*          -- Credit Agreement dated as of September 8, 1999, among
                            Williams Communications, Inc., WCG, the Lenders party
                            thereto, Bank of America, N.A. as Administrative Agent,
                            and The Chase Manhattan Bank as Syndication Agent (filed
                            as Exhibit 10.60 to the Equity Registration Statement,
                            Amendment No. 8, dated September 29, 1999)
         10.58*          -- Intercreditor Agreement dated as of September 8, 1999,
                            among TWC, WCG, Williams Communications, Inc., and Bank
                            of America, N.A. as Administrative Agent (filed as
                            Exhibit 10.61 the Equity Registration Statement,
                            Amendment No. 8, dated September 29, 1999)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.59*          -- Subsidiary Guarantee dated as of September 8, 1999, of
                            each of Critical Connections, Inc., WCS Communications
                            Systems, Inc., WCS Microwave Services, Inc., WCS, Inc.,
                            Williams Communications of Virginia, Inc., Williams
                            International Ventures Company, Williams Learning
                            Network, Inc., Williams Local Network, Inc., and Williams
                            Wireless, Inc., in favor of Bank of America, N.A. as
                            Administrative Agent (filed as Exhibit 10.62 to the
                            Equity Registration Statement, Amendment No. 8, dated
                            September 29, 1999)
         10.60*          -- Securities Purchase Agreement Amendment and Addendum
                            dated as of September 24, 1999, among TWC, WCG, and SBC
                            Communications, Inc. (filed as Exhibit 10.64 to the
                            Equity Registration Statement, Amendment No. 8, dated
                            September 29, 1999)
         10.61*          -- Amendment No. 1 dated as of December 31, 1999, to Credit
                            Agreement dated as of September 8, 1999, among Williams
                            Communications, Inc. ("WCI"), WCG, the Lenders party
                            thereto, and Bank of America, N.A., The Chase Manhattan
                            Bank, Bank of Montreal, and The Bank of New York, as
                            agents thereunder (filed as Exhibit 10.60.1 to the
                            Quarterly Report on Form 10-Q for the quarterly period
                            ended June 30, 2000, as filed on August 10, 2000)
         10.62*          -- Amendment No. 2 dated as of December 31, 1999, to Credit
                            Agreement dated as of September 8, 1999, among WCI, WCG,
                            the Lenders party thereto, and Bank of America, N.A., The
                            Chase Manhattan Bank, Bank of Montreal, and The Bank of
                            New York, as agents thereunder (filed as Exhibit 10.60.2
                            to the Quarterly Report on Form 10-Q for the quarterly
                            period ended June 30, 2000, as filed on August 10, 2000)
         10.63*          -- Amended and Restated Credit Agreement dated as of
                            September 1, 2000, to the Credit Agreement dated as of
                            September 8, 1999, among WCI, WCG, the lenders party
                            thereto and Bank of America, N.A., The Chase Manhattan
                            Bank, Bank of Montreal, and The Bank of New York, as
                            agents thereunder (filed as Exhibit 10.63 to the October
                            2000 S-4)
         10.64*          -- Sale and Purchase Agreement by and among Williams
                            Communications, LLC, Williams Learning Network, Inc.,
                            Williams Communications Solutions, LLC, Platinum Equity,
                            LLC, WCS Acquisition Corporation, and WCS Acquisition
                            LLC, dated as of January 29, 2001 (filed as Exhibit 10.64
                            to the Annual Report on Form 10-K for the year ended
                            December 31, 2000, as filed on March 12, 2001).
         10.65*          -- Amended and Restated Separation Agreement dated April 23,
                            2001, by and between TWC and WCG (filed as Exhibit 99.1
                            to the Current Report on Form 8-K dated May 3, 2001, (the
                            "May 3, 2001, 8-K"))
         10.66*          -- Amended and Restated Administrative Services Agreement
                            dated April 23, 2001, between TWC, those certain
                            subsidiaries of TWC collectively referred to as the
                            "Williams Subsidiaries," WCG and those certain
                            subsidiaries of WCG listed collectively as the
                            "Communications Subsidiaries" (filed as Exhibit 99.2 to
                            the May 3, 2001, 8-K)
         10.67*          -- Tax Sharing Agreement entered into as of the 30th day of
                            September, 1999, and amended and restated as of the 23rd
                            day of April 2001, by and between TWC and WCG (filed as
                            Exhibit 99.3 to the May 3, 2001, 8-K)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.68*          -- Amended and Restated Indemnification Agreement dated
                            April 23, 2001, by and between TWC and WCG (filed as
                            Exhibit 99.4 to the May 3, 2001, 8-K)
         10.69*          -- Shareholder Agreement dated April 23, 2001, by and
                            between TWC and WCG (filed as Exhibit 99.5 to the May 3,
                            2001, 8-K)
         10.70*          -- Amended and Restated Employee Benefits Agreement dated
                            April 23, 2001, by and between TWC and WCG (filed as
                            Exhibit 99.6 to the May 3, 2001, 8-K)
         10.71*          -- Deferral Letter dated April 23, 2001, by and between TWC and WCG (filed as Exhibit 99.7 to the May 3, 2001, 8-K)
         10.72*          -- Amendment No. 4 dated March 14, 2001, to the Amended and
                            Restated Credit Agreement dated September 8, 1999, among
                            Williams Communications, LLC, WCG, the Lenders party
                            thereto, Bank of America, N.A., as Administrative Agent,
                            and The Chase Manhattan Bank as Syndication Agent (filed
                            as Exhibit 10.72 to the Quarterly Report on Form 10-Q for
                            the quarter ended March 31, 2001, as filed on May 10,
                            2001)
         10.73*          -- Amendment No. 5 dated April 25, 2001, to the Amended and
                            Restated Credit Agreement dated September 8, 1999, among
                            Williams Communications, LLC, WCG, the Lenders party
                            thereto, Bank of America, N.A., as Administrative Agent,
                            and The Chase Manhattan Bank as Syndication Agent (filed
                            as Exhibit 10.73 to the Quarterly Report on Form 10-Q for
                            the quarter ended March 31, 2001, as filed on May 10,
                            2001)
         10.74*          -- Participation Agreement dated March 22, 2001, by and
                            among TWC, WCG, Williams Communications, LLC, WCG Note
                            Trust, WCG Note Corp., Inc., Williams Share Trust, United
                            States Trust Company of New York, and Wilmington Trust
                            Company (filed as Exhibit 10.74 to the Quarterly Report
                            on Form 10-Q for the quarter ended March 31, 2001, as
                            filed on May 10, 2001)
         10.75*          -- Indenture dated March 28, 2001, among WCG Note Trust, WCG
                            Note Corp., Inc., and United States Trust Company of New
                            York, as Indenture Trustee and Securities Intermediary
                            (filed as Exhibit 10.75 to the Quarterly Report on Form
                            10-Q for the quarter ended March 31, 2001, as filed on
                            May 10, 2001)
         10.76*          -- Indenture dated March 28, 2001, between the Company and
                            United States Trust Company of New York, as Trustee
                            (filed as Exhibit 10.76 to the Quarterly Report on Form
                            10-Q for the quarter ended March 31, 2001, as filed on
                            May 10, 2001)
         10.77*          -- WCG Note Remarketing and Registration Rights Agreement
                            dated March 28, 2001, between TWC, WCG, Williams
                            Communications, LLC, WCG Note Trust, United States Trust
                            Company of New York, as Indenture Trustee and WCG Note
                            Indenture Trustee, and Credit Suisse First Boston
                            Corporation, as Initial WCG Note Remarketing Agent (filed
                            as Exhibit 10.77 to the Quarterly Report on Form 10-Q for
                            the quarter ended March 31, 2001, as filed on May 10,
                            2001)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.78*          -- Sale and Purchase Agreement dated as of March 26, 2001, by and among WCS, Inc., Williams Communications, LLC, and
                            TELUS Communications Inc. (filed as Exhibit 10.78 to the
                            Quarterly Report on Form 10-Q for the quarter ended June
                            30, 2001, as filed on August 10, 2001)
         10.79*          -- Option Agreement dated as of February 12, 2001, by and
                            among Williams Communications, LLC, Williams
                            International Telecom Limited, and Telecom Americas, Ltd.
                            (filed as Exhibit 10.79 to the Quarterly Report on Form
                            10-Q for the quarter ended June 30, 2001, as filed on
                            August 10, 2001)
         10.80*          -- Agreement dated as of May 23, 2001, by and among Telecom
                            Americas, Ltd., Williams International Telecom Limited,
                            Williams Communications, LLC, and America Movil, S.A. de
                            C.V. (filed as Exhibit 10.80 to the Quarterly Report on
                            Form 10-Q for the quarter ended June 30, 2001, as filed
                            on August 10, 2001)
         10.81*          -- Stock Purchase Agreement dated as of June 24, 2001, by
                            and among iBEAM Broadcasting Corporation, Williams
                            Communications, LLC, Allen & Company Incorporated, and
                            Lunn iBEAM, LLC (filed as Exhibit 10.81 to the Quarterly
                            Report on Form 10-Q for the quarter ended June 30, 2001,
                            as filed on August 10, 2001)
         10.82*          -- Stockholders Agreement dated as of July 10, 2001, by and among Williams Communications, LLC, iBEAM Broadcasting
                            Corporation, the other stockholders of iBEAM Broadcasting
                            Corporation, and certain other parties (filed as Exhibit
                            10.82 to the Quarterly Report on Form 10-Q for the
                            quarter ended June 30, 2001, as filed on August 10, 2001)
         10.83*          -- Agreement of Purchase and Sale among Williams Technology
                            Center, LLC, as Seller, Williams Headquarters Building
                            Company, as Purchaser, and Williams Communications, LLC,
                            as Guarantor executed effective as of September 13, 2001
                            (filed as Exhibit 10.83 to the Quarterly Report on Form
                            10-Q for the quarter ended September 30, 2001, as filed
                            on November 14, 2001)
         10.84*          -- Amendment and Consent dated as of August 24, 2001, with respect to Williams Communications, LLC, Securitized
                            Asset Defeasance Program (filed as Exhibit 10.84 to the
                            Quarterly Report on Form 10-Q for the quarter ended
                            September 30, 2001, as filed on November 14, 2001)
         10.85*          -- Amendment No. 1 to Security Agreement dated September 17,
                            2001, among Williams Communications, LLC, WCG, the
                            Subsidiary Loan Parties party thereto, and Bank of
                            America, N.A. as Administrative Agent (filed as Exhibit
                            10.85 to the Quarterly Report on Form 10-Q for the
                            quarter ended September 30, 2001, as filed on November
                            14, 2001)
         10.86*          -- Interim Agreement by and among Winstar Wireless, Inc.,
                            Winstar Communications, Inc., and Williams
                            Communications, LLC (f/k/a Williams Communications, Inc.)
                            as of the Effective Date of June 30, 2001 (filed as
                            Exhibit 10.86 to the Quarterly Report on Form 10-Q for
                            the quarter ended September 30, 2001, as filed on
                            November 14, 2001)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.87*          -- Amendment Number One to Wireless Fiber(SM) IRU Agreement
                            by and between Winstar Wireless, Inc., and Williams
                            Communications, Inc. created on August 15, 2001 (filed as
                            Exhibit 10.87 to the Quarterly Report on Form 10-Q for
                            the quarter ended September 30, 2001, as filed on
                            November 14, 2001)
         10.88*          -- Option Agreement made and entered into as of the August
                            27, 2001, by and between Williams Communications, LLC,
                            and Winstar Wireless, Inc. including the IRU Agreement
                            between Winstar Wireless, Inc., and Williams
                            Communications, LLC (filed as Exhibit 10.88 to the
                            Quarterly Report on Form 10-Q for the quarter ended
                            September 30, 2001, as filed on November 14, 2001)
         10.89*          -- Master Lease entered into by and among Williams
                            Headquarters Building Company, Williams Technology
                            Center, and Williams Communications, LLC effective
                            September 13, 2001 (filed as Exhibit 10.89 to the
                            Quarterly Report on Form 10-Q for the quarter ended
                            September 30, 2001, as filed on November 14, 2001)
         10.90*          -- Security Agreement among Williams Communications, LLC,
                            WCG, The Subsidiary Loan Parties, and Bank of America,
                            N.A., dated April 23, 2001 (filed as Exhibit 10.90 to the
                            Quarterly Report on Form 10-Q for the quarter ended
                            September 30, 2001, as filed on November 14, 2001)
         10.91           -- Asset Sale Agreement dated as of October 11, 2001, by and between iBeam Broadcasting Corporation and Williams
                            Communications, LLC
         10.92           -- Debtor-in-Possession Credit and Security Agreement dated as of October 11, 2001, by and between iBeam Broadcasting
                            Corporation and Williams Communications, LLC
         10.93           -- Fee Letter dated October 11, 2001, from Williams
                            Communications, LLC to iBeam Broadcasting Corporation
         10.94           -- Side Letter Agreement dated October 19, 2001, to the
                            Amended and Restated Credit Agreement dated September 8,
                            1999, among Williams Communications, LLC, WCG, the
                            Lenders party thereto, Bank of America, N.A., as
                            Administrative Agent, and The Chase Manhattan Bank as
                            Syndication Agent
         10.95           -- Amendment No. 6 dated October 30, 2001, to the Amended
                            and Restated Credit Agreement dated September 8, 1999,
                            among Williams Communications, LLC, WCG, the Lenders
                            party thereto, Bank of America, N.A., as Administrative
                            Agent, and The Chase Manhattan Bank as Syndication Agent
         10.96           -- Asset Purchase Agreement by and between CoreExpress,
                            Inc., and Williams Communications, LLC, dated as of
                            October 31, 2001
         10.97           -- Amendment dated December 3, 2001, to Asset Purchase
                            Agreement by and between CoreExpress, Inc., and Williams
                            Communications, LLC, dated as of October 31, 2001
         10.98           -- First Amendment dated as of December 7, 2001, to the
                            Asset Sale Agreement dated as of October 11, 2001, by and
                            between iBeam Broadcasting Corporation and Williams
                            Communications, LLC

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.99           -- Amendment No. 1 dated December 7, 2001, to
                            Debtor-in-Possession Term Credit and Security Agreement
                            dated as of October 11, 2001, by and between iBeam
                            Broadcasting Corporation and Williams Communications, LLC
         10.100          -- Private Foreclosure Sale Agreement dated as of December
                            20, 2001, among Williams Communications, LLC,
                            (Purchaser); CoreExpress, Inc. (Debtor); Cisco Systems
                            Capital Corporation, Cisco Systems, Inc., Nortel
                            Networks, Inc., UMB Bank & Trust, N.A., and Morgan
                            Stanley & Co. (Senior Secured Parties); and Juniper
                            Networks Credit Corporation, Commercial and Municipal
                            Financial Corporation, Sumner Group, Inc., CIT
                            Technologies Corporation d/b/a Technology Rentals and
                            Services, Inc., Sunrise Leasing Corporation d/b/a Cisco
                            Systems Capital Corporation, and Hewlett-Packard Co.
                            (Purchase Money Lenders)
         10.101          -- Amendment No. 1 dated January 14, 2002, to Side Letter
                            Agreement dated October 19, 2001, to the Amended and
                            Restated Credit Agreement dated September 8, 1999, among
                            Williams Communications, LLC, WCG, the Lenders party
                            thereto, Bank of America, N.A., as Administrative Agent,
                            and The Chase Manhattan Bank as Syndication Agent
         10.102          -- Amendment No. 2 dated January 28, 2002, to Side Letter
                            Agreement dated October 19, 2001, to the Amended and
                            Restated Credit Agreement dated September 8, 1999, among
                            Williams Communications, LLC, WCG, the Lenders party
                            thereto, Bank of America, N.A., as Administrative Agent,
                            and The Chase Manhattan Bank as Syndication Agent
         10.103          -- Amendment No. 3 dated February 28, 2002, to Side Letter
                            Agreement dated October 19, 2001, to the Amended and
                            Restated Credit Agreement dated September 8, 1999, among
                            Williams Communications, LLC, WCG, the Lenders party
                            thereto, Bank of America, N.A., as Administrative Agent,
                            and The Chase Manhattan Bank as Syndication Agent
         10.104          -- Amendment No. 4 dated March 27, 2002, to Side Letter
                            Agreement dated September 8, 1999, among Williams
                            Communications, LLC, WCG, the Lenders party thereto, Bank
                            of America, N.A., as Administrative Agent, and The Chase
                            Manhattan Bank as Syndication Agent
         12              -- Statement re: Computation of Ratios
         21              -- Subsidiaries of the Registrant
         23              -- Consent of Ernst & Young, LLP
         24              -- Power of Attorney

---------------

* Previously filed with the Securities and Exchange Commission as part of the filing indicated, and incorporated herein by reference.

     (b) WCG filed Current Reports on Form 8-K on October 12 and November 2, 2001, respectively, that reported significant events under Item 5 of the Form, and on December 13, 2001, that reported an acquisition of assets under Item 2 of the Form.

                WILLIAMS COMMUNICATIONS GROUP, INC. -- (PARENT)

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (DOLLARS IN THOUSANDS)

BALANCE SHEETS

                                                                  DECEMBER 31,
                                                            -------------------------
                                                               2001          2000
                                                            -----------   -----------
ASSETS
  Current assets..........................................  $       761   $        --
  Investments:
     Equity in wholly-owned subsidiary....................   (5,613,313)   (1,450,499)
     Receivable from wholly-owned subsidiary..............    8,519,891     5,925,310
  Unamortized debt issuance costs.........................       52,735        74,633
                                                            -----------   -----------
           Total assets...................................  $ 2,960,074   $ 4,549,444
                                                            ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Accounts payable.....................................  $   100,000   $        --
     Due to wholly-owned subsidiary.......................       36,437            --
     Interest accrued.....................................       88,133       104,118
     Preferred stock dividends accrued....................        3,516         4,734
  Long-term debt:
     Senior redeemable notes..............................    2,438,692     2,986,598
     Wholly-owned subsidiary..............................    1,500,000            --
  6.75% redeemable cumulative convertible preferred
     stock................................................      242,338       240,722
STOCKHOLDERS' EQUITY (DEFICIT):
     Class A common stock.................................        4,910           682
     Class B common stock.................................           --         3,954
     Capital in excess of par value.......................    3,862,465     2,659,136
     Accumulated deficit..................................   (5,304,906)   (1,494,549)
     Accumulated other comprehensive income (loss)........      (11,511)       44,049
                                                            -----------   -----------
           Total stockholders' equity (deficit)...........   (1,449,042)    1,213,272
                                                            -----------   -----------
           Total liabilities and stockholders' equity
             (deficit)....................................  $ 2,960,074   $ 4,549,444
                                                            ===========   ===========

                WILLIAMS COMMUNICATIONS GROUP, INC. -- (PARENT)

                             (DOLLARS IN THOUSANDS)

STATEMENTS OF OPERATIONS

                                                        YEAR ENDED DECEMBER 31,
                                                  -----------------------------------
                                                     2001         2000        1999
                                                  -----------   ---------   ---------
Interest accrued................................  $  (331,529)  $(271,532)  $ (52,630)
Intercompany interest income....................      331,529     271,532      52,630
                                                  -----------   ---------   ---------
Income from continuing operations before equity
  in net loss of wholly-owned subsidiary........           --          --          --
Equity in net loss of wholly-owned subsidiary...   (4,107,253)   (277,688)   (328,312)
                                                  -----------   ---------   ---------
Loss from continuing operations.................   (4,107,253)   (277,688)   (328,312)
Loss from discontinued operations...............           --    (540,000)    (31,389)
                                                  -----------   ---------   ---------
Loss before extraordinary gain..................   (4,107,253)   (817,688)   (359,701)
Extraordinary gain..............................      296,896          --          --
                                                  -----------   ---------   ---------
Net loss........................................   (3,810,357)   (817,688)   (359,701)
Preferred stock dividends and amortization of
  preferred stock issuance costs................      (17,568)     (4,956)         --
                                                  -----------   ---------   ---------
Net loss attributable to common stockholders....  $(3,827,925)  $(822,644)  $(359,701)
                                                  ===========   =========   =========

STATEMENTS OF CASH FLOWS

                                                       YEAR ENDED DECEMBER 31,
                                               ---------------------------------------
                                                  2001          2000          1999
                                               -----------   -----------   -----------
Net cash provided by operating activities....  $        --   $        --   $        --
FINANCING ACTIVITIES
  Change in receivable from wholly-owned
     subsidiary..............................   (1,261,289)   (1,214,869)   (3,491,517)
  Proceeds from long-term debt...............    1,500,000       996,982     1,988,735
  Purchase of long-term debt.................     (239,539)           --            --
  Proceeds from issuance of common stock, net
     of expenses.............................       18,904         4,166     1,468,085
  Proceeds from issuance of preferred stock,
     net of expenses.........................           --       240,500            --
  Debt issuance costs........................           --       (26,779)      (56,593)
  Capital contributions from The Williams
     Companies, Inc..........................           --            --        91,290
  Preferred stock dividends paid.............      (18,076)           --            --
                                               -----------   -----------   -----------
                                                        --            --            --
                                               -----------   -----------   -----------
Increase in cash and cash equivalents........           --            --            --
Cash and cash equivalents at beginning of
  period.....................................           --            --            --
                                               -----------   -----------   -----------
Cash and cash equivalents at end of period...  $        --   $        --   $        --
                                               ===========   ===========   ===========

                WILLIAMS COMMUNICATIONS GROUP, INC. -- (PARENT)

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     Williams Communications Group, Inc. -- (Parent) (WCG (Parent)) owns 100% of the equity of its operating subsidiary, Williams Communications, LLC (WCL). In WCG (Parent)'s financial statements, WCG (Parent)'s investment in the equity of wholly-owned subsidiary is stated at cost plus equity in undistributed losses of WCL since the date of acquisition. WCG (Parent)'s share of net loss of its wholly-owned unconsolidated subsidiary is included in consolidated net loss using the equity method. WCG (Parent) financial statements should be read in conjunction with Williams Communications Group, Inc.'s (WCG) consolidated financial statements.

     WCG has experienced significant losses in 2001 and expects to incur additional losses in 2002. In addition, WCG is not generating positive cash flow from its operations nor is it expected to in 2002. As of December 31, 2001, WCG had cash and short-term liquid investments of approximately $1.0 billion and long-term debt of $975.0 million owed to its bank group (see Note 12 in the consolidated financial statements for a complete discussion of all of WCG's debt). In October 2001, because WCG did not have an immediate need to raise additional cash and because of generally weak market conditions, WCG and its bank group agreed to defer until 2003 a covenant that would have otherwise required WCG to raise $224 million in cash, of which at least $150 million had to be in the form of equity, by December 31, 2001. At that time, WCG also agreed to work jointly with its bank group and the bank group's financial advisor to perform a more comprehensive review of its credit facility. This review and resulting amendments to the credit facility were expected to be completed in January 2002. However, on January 29, 2002, the banks, through their administrative agent, informed WCG that, in their view, WCG may be in default under the terms of its credit facility, and the banks reserved their rights accordingly. The possible default related to the fact that, due to negative developments in the telecommunications industry and the value of WCG's assets, the banks questioned whether WCG could confirm the representations and warranties included in the credit facility. The banks also have reserved their right to claim that the purchase by WCG of its senior redeemable notes in 2001 violated the terms of the credit facility. Because of the potential adverse consequences to WCG if the banks were to conclude and notify WCG of a default and attempt to accelerate its indebtedness, which could result in cross-defaults under other material agreements and securities and foreclosure on substantially all of WCG's assets upon which the banks have a lien, WCG agreed to develop a comprehensive plan for restructuring and de-leveraging its balance sheet. Through a series of agreements, the negotiation period with WCG's bank group has been extended to April 26, 2002. In developing this plan, WCG, in consultation with financial and legal advisors, has considered various restructuring alternatives, the ultimate outcome of which will be influenced by stakeholders of WCG.

     As a result of these factors, WCG is evaluating restructuring options in an effort to develop a comprehensive plan to restructure and de-leverage its balance sheet by reducing the amount of its indebtedness outstanding. Among the options is reorganization under Chapter 11 of the U.S. Bankruptcy Code. WCG has not committed to a Chapter 11 reorganization or any other option. WCG is evaluating a Chapter 11 reorganization as a means to maximize enterprise value, support the uninterrupted continuation of the business and minimize the damage to customer and vendor relationships. Although WCG believes that, if it chooses to reorganize under Chapter 11, these objectives can be furthered by the negotiation of a plan of reorganization prior to filing for bankruptcy protection with some or all of its stakeholders, WCG cannot assure that it can negotiate a consensual plan of restructuring prior to any filing or at all.

                WILLIAMS COMMUNICATIONS GROUP, INC. -- (PARENT)

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

     WCG is engaged in discussions with representatives of three of its major stakeholders, The Williams Companies, Inc. (TWC), certain holders of its senior redeemable notes and its bank group, regarding the restructuring. The option pursued by WCG will depend in part on the outcome of these discussions. To successfully restructure, WCG must obtain the agreement of at least some of its major stakeholders, each of which may view its own interest to be in conflict with the others. WCG believes that preserving the value of the enterprise is best effected by an expedited resolution to the restructuring process. However, WCG cannot provide assurance that it will be able to effect a restructuring. The Chapter 11 reorganization currently being evaluated would likely result in substantial, if not total, dilution of WCG's shareholders.

     As detailed above and as reflected in WCG's report from its independent public accountants, certain of WCG's creditors have informed WCG that in their view, WCG may be in default under the terms of its credit facility. This condition raises substantial doubt about WCG's ability to continue as a going concern. Certain of WCG's debt agreements require that its annual financial statements be accompanied by an opinion from its independent public accountants that does not contain a "going concern" explanatory paragraph. Non compliance with this term is an event of default. As a result of the inclusion of the going concern explanatory paragraph in that report, WCG will not be able to satisfy this term in the agreements. In addition, WCG anticipates that it may be in default under other covenants in 2002. Consequently, unless WCG is able to obtain a waiver of or amendment to this and certain other covenants in its credit facility or refinance the indebtedness under its credit facility by April 30, 2002, an "Event of Default" will occur under the terms of the credit facility. If an Event of Default occurs, the lenders under the credit facility would not be obligated to make additional advances under the credit facility; would be entitled to declare all amounts outstanding under the credit facility, including accrued interest or other obligations, to be immediately due and payable; and would be entitled to proceed against the collateral granted to them to secure the debt under the credit facility. Substantially all of the assets of WCG are pledged as collateral under the credit facility. Unless WCG is able to obtain a waiver of or amendment to certain covenants in the credit facility, cross-defaults could occur making substantially all of WCG's other long-term debt due. In addition, WCG (Parent) anticipates making use of the 30-day grace period for interest payments totaling approximately $91 million that would be due on April 1, 2002 on approximately $1.7 billion face value of its senior redeemable notes. If WCG (Parent) does not make the required payments within the grace period, cross-defaults may give the senior redeemable noteholders and other creditors the right to seek remedies. WCG does not have existing liquidity sufficient to pay all amounts that would become due as a result of defaults under the credit facility or the senior redeemable notes and, thus, would have to find other means of liquidity, enter into separate agreements to restructure its debt agreements, or file a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in order to avoid the material adverse effects associated with creditors foreclosing or exercising other remedies. These material adverse effects could also include issuing debt, issuing equity, selling assets or significantly reducing operations on terms that are not favorable to WCG.

     The accompanying condensed financial statements have been prepared on a going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The appropriateness of using the going concern basis is dependent upon, among other things, the successful restructuring of WCG's balance sheet, future profitable operations and the ability to generate sufficient cash from its operations and financing arrangements to meet its obligations. Management believes that the restructuring plan that it is developing, if

                WILLIAMS COMMUNICATIONS GROUP, INC. -- (PARENT)

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

successfully implemented, along with cash generated from its operations, will provide sufficient liquidity to allow WCG to operate as a going concern. However, there can be no assurance that the sources of liquidity will be available or sufficient to meet WCG's needs, and accordingly, there is substantial doubt about WCG's ability to continue as a going concern. The condensed financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should WCG be unable to continue as a going concern.

2. RECEIVABLE FROM WHOLLY-OWNED SUBSIDIARY

     WCG (Parent)'s receivable from WCL consists of an eight-year promissory note entered into on November 1, 1999. The note consists of $2.7 billion of interest-bearing advances to WCL which bear interest at a rate equal to WCG's senior redeemable notes described below, $1.5 billion of interest-bearing advances to WCL which bear interest at a rate equal to the WCG Note described below, $100.0 million of interest-bearing advances to WCL which bear interest at a rate equal to the other financing arrangements with TWC described below and $4.2 billion of non-interest bearing advances to WCL.

3. LONG-TERM DEBT

     Long-term debt as of December 31 consists of the following:

                                                         2001         2000
                                                      ----------   ----------
                                                          (IN THOUSANDS)
Senior redeemable notes, 10.70% -- 11.875%, due
  2007 -- 2010......................................  $2,438,692   $2,986,598
WCG Note due 2008...................................   1,500,000           --

  Senior redeemable notes

     In the second half of 2001, a wholly-owned subsidiary of WCG purchased $551.0 million of WCG (Parent's) senior redeemable notes in the open market at an average price of 43% of face value. The purchase resulted in an extraordinary gain of $296.9 million (net of a zero provision for income taxes) including the recognition of deferred costs and debt discounts related to the purchased senior redeemable notes.

     WCG (Parent) anticipates making use of the 30-day grace period for interest payments totaling approximately $91 million that would be due on April 1, 2002 on approximately $1.7 billion face value of its senior redeemable notes. If WCG (Parent) does not make the required payments within the grace period, cross-defaults may give the senior redeemable noteholders and other creditors the right to seek remedies.

  WCG Note

     In March 2001, WCG Note Trust, which is wholly-owned by WCL, a wholly-owned subsidiary of WCG (Parent), issued approximately $1.4 billion of 8.25% senior secured notes in a private placement. The notes are due March 15, 2004 with the principal payment due in full at maturity and interest payments due semi-annually in arrears on March 15 and September 15 of each year beginning September 15, 2001. The notes may be repaid at varying redemption premiums or make-whole prices, as defined.

                WILLIAMS COMMUNICATIONS GROUP, INC. -- (PARENT)

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

     The senior secured notes are backed by the WCG Note due 2008 of $1.5 billion note issued by WCG (Parent) to WCG Note Trust. The WCG Note issued by WCG (Parent) will mature on March 31, 2008, and will bear interest at an annual rate of 8.25% until September 15, 2003, at which time the interest rate will be reset in accordance with the terms of such note. Interest on this note is payable semiannually one business day prior to the interest payment dates with respect to the senior secured notes. Under the terms of the note issued by WCG (Parent) to WCG Note Trust, principal payments under the senior secured notes will be met by remarketing to the public by September 2003 the note issued by WCG (Parent) to WCG Note Trust to enable a sale at a price which will generate proceeds sufficient to redeem the senior secured notes.

     In March 2002, TWC secured the consents of holders of the senior secured notes guaranteed by TWC to amend a provision that would have caused the acceleration of the notes in the event of a WCG bankruptcy or other events. The amendment affirmed TWC's obligations for all payments under the notes and allows TWC to fund the payments from any available sources. WCG is obligated to reimburse TWC for the payments discussed above with the exception of the March and September 2002 interest payments totaling approximately $115 million. WCG Note Trust's obligation to reimburse TWC is secured by the $1.5 billion WCG Note issued by WCG (Parent) to WCG Note Trust. Consequently, to the extent TWC makes payments under these notes for which it is entitled to reimbursement, TWC will have an unsecured claim against WCG.

  Asset defeasance program

     In 1998, WCG entered into an operating lease agreement covering a portion of its fiber-optic network referred to as an asset defeasance program (ADP). The total cost of the network assets covered by the lease agreement was $750 million. TWC guaranteed WCG's obligations under the lease. This obligation is secured by the assets under the asset defeasance program. Interest on the debt obligation was primarily based on average daily commercial paper rates and effective in February 2002, interest is primarily based on the Prime rate.

     Pursuant to an agreement among WCG (Parent), WCL, TWC and the administrative agent for WCG's bank group, TWC was obligated to fund the purchase price of the network assets covered by the asset defeasance program. In exchange for making that payment, TWC is entitled to receive debt from WCG (Parent) in the amount of approximately $750 million that is subordinate to, and neither matures nor requires any payments to be made earlier than one year after the maturity of, WCL's credit facility. On March 29, 2002, TWC funded the purchase price, the ADP assets were transferred to WCG, the asset defeasance program was terminated and WCG (Parent) tendered an unsecured note to TWC for approximately $750 million. TWC has reserved its rights with respect to the transaction.

  Other financing arrangements

     As of December 31, 2001, WCG (Parent) owes TWC approximately $100 million for various normal course services which is included in accounts payable. By agreement with TWC, WCG (Parent) elected to defer payment of these payables until September 15, 2002 at an interest rate of 8.25%.

4. GUARANTEE

     In September 1999, WCL entered into a $1.05 billion long-term credit facility with various banks and in April 2001, WCL closed an add-on of $450 million to its credit facility. WCG

                WILLIAMS COMMUNICATIONS GROUP, INC. -- (PARENT)

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

(Parent) is a guarantor under this long-term credit facility. As of December 31, 2001, $975.0 million was outstanding under this facility. The long-term credit facility restricts WCL's ability to transfer funds and pay dividends to WCG (Parent). However, these restrictions allow WCL to transfer funds to WCG (Parent) for regularly scheduled interest payments with respect to the senior redeemable notes, WCG Note, as well as certain other payments as outlined in the long-term credit facility agreement. The long-term credit facility expires in September 2006.

5. DIVIDENDS FROM SUBSIDIARY

     WCG (Parent) did not receive any cash dividends in 2001, 2000 and 1999, respectively, from its subsidiary, WCL.

                      WILLIAMS COMMUNICATIONS GROUP, INC.

              SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS(a)
                                 (IN THOUSANDS)

                                                       ADDITIONS
                                                 ---------------------
                                                 CHARGED TO
                                     BEGINNING   COSTS AND                               ENDING
                                      BALANCE     EXPENSES    OTHER(C)   DEDUCTIONS(B)   BALANCE
                                     ---------   ----------   --------   -------------   -------
Allowance for doubtful accounts:
  2001.............................   $21,501     $26,020      $8,551       $14,710      $41,362
  2000.............................     8,843       9,959       6,650         3,951       21,501
  1999.............................     1,536       1,066       9,275         3,034        8,843

---------------

(a)  Deducted from related assets.

(b)  Represents balances written off, net of recoveries and reclassifications.

(c)  Primarily relates to acquisitions of businesses and billing adjustments.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WILLIAMS COMMUNICATIONS GROUP, INC.
                                          (REGISTRANT)

                                          By:   /s/ P. DAVID NEWSOME, JR.
                                            ------------------------------------
                                                   P. David Newsome, Jr.
                                                      Attorney-in-fact

Dated: April 1, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                    SIGNATURE                        TITLE
                    ---------                        -----

              /s/ HOWARD E. JANZEN*                  Chairman of the Board, President, and Chief
 ------------------------------------------------    Executive Officer (principal executive officer)
                 Howard E. Janzen

              /s/ SCOTT E. SCHUBERT*                 Chief Financial Officer (principal financial
 ------------------------------------------------    officer)
                Scott E. Schubert

                 /s/ KEN KINNEAR*                    Chief Accounting Officer (principal accounting
 ------------------------------------------------    officer)
                   Ken Kinnear

               /s/ PETER C. MEINIG*                  Director
 ------------------------------------------------
                 Peter C. Meinig

               /s/ MORGAN O'BRIEN*                   Director
 ------------------------------------------------
                  Morgan O'Brien

                /s/ JOHN A. CRAIG*                   Director
 ------------------------------------------------
                  John A. Craig

            /s/ JULIUS W. ERVING, II*                Director
 ------------------------------------------------
               Julius W. Erving, II

              /s/ H. BRIAN THOMPSON*                 Director
 ------------------------------------------------
                H. Brian Thompson

              /s/ ROBERT W. LAWLESS*                 Director
 ------------------------------------------------
                Robert W. Lawless


 *By:           /s/ P. DAVID NEWSOME, JR.
        -----------------------------------------
                  P. David Newsome, Jr.
                     Attorney-in-fact

Dated: April 1, 2002

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1*           -- Restated Certificate of Incorporation of WCG (filed as
                            Exhibit 3.1 to the Current Report on Form 8-K dated
                            October 1, 1999 (the "October 1999 8-K"))
          3.2*           -- Restated By-laws of WCG (filed as Exhibit 3.2 to the
                            October 1999 8-K)
          3.3*           -- Restated By-laws of WCG as of September 27, 2001 (filed as Exhibit 3.3 to the Quarterly Report on Form 10-Q for
                            the quarter ended September 30, 2001, as filed on
                            November 14, 2001)
          4.1*           -- Specimen certificate of common stock (filed as Exhibit
                            4.1 to Registration Statement No. 333-76007 on Form S-1
                            relating to an equity offering (the "Equity Registration
                            Statement"), dated April 9, 1999)
          4.2*           -- Certificate of designation of Series A Junior
                            Participating Preferred Stock (filed as Exhibit 4.1 to
                            the October 1999 8-K)
          4.3*           -- Specimen certificate of Class B common stock (filed as
                            Exhibit 4.2 to the Equity Registration Statement dated
                            April 9, 1999)
          4.4*           -- Indenture governing notes dated October 6, 1999, between
                            WCG and The Bank of New York, Trustee (filed as Exhibit
                            4.2 to the October 1999 8-K)
          4.5*           -- Indenture dated as of August 8, 2000, between WCG and The
                            Bank of New York, as trustee relating to the 11.70%
                            Senior Redeemable Notes due 2008 and the 11.875% Senior
                            Redeemable Notes due 2010 (filed as Exhibit 4.1 to the
                            S-4 dated October 12, 2000 (the "October 2000 S-4"))
          4.6*           -- Registration Rights Agreement dated as of August 8, 2000 between WCG and the initial purchasers (filed as Exhibit
                            4.2 to the October 2000 S-4)
          4.7*           -- Certificate of Designation of 6.75% Redeemable Cumulative
                            Convertible Preferred Stock (filed as Exhibit 4.4 to the
                            October 2000 S-4)
         10.1*           -- Securities Purchase Agreement among WCG, The Williams
                            Companies, Inc. ("TWC")and Telefonos de Mexico, S.A. de
                            C.V., dated May 25, 1999 (filed as Exhibit 10.1 to the
                            Equity Registration Statement, Amendment No. 1, dated May
                            27, 1999)
         10.2*           -- Amended and Restated Alliance Agreement Between Telefonos
                            de Mexico, S.A. de C.V., and Williams Communications,
                            Inc., dated May 25, 1999 (filed as Exhibit 10.2 to the
                            Equity Registration Statement, Amendment No. 8, dated
                            September 29, 1999)
         10.3*           -- Securities Purchase Agreement dated as of May 24, 1999, by and among WCG, TWC, and Intel Corporation (filed as
                            Exhibit 10.3 to the Equity Registration Statement,
                            Amendment No. 3, dated July 12, 1999)
         10.4*           -- Master Alliance Agreement Between Intel Internet Data
                            Services and Williams Communications, Inc., dated as of
                            May 24, 1999 (filed as Exhibit 10.4 to the Equity
                            Registration Statement, Amendment No. 1, dated May 27,
                            1999)
         10.5*           -- Fiber Lease Agreement between Metromedia Fiber Network
                            Services, Inc., and Williams Communications, Inc., dated
                            September 16, 1999 (filed as Exhibit 10.5 to the Equity
                            Registration Statement, Amendment No. 8, dated September
                            29, 1999)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.6*           -- Fiber Lease Agreement between Williams Communications,
                            Inc., and Metromedia Fiber National Network Services,
                            Inc., dated September 16, 1999 (filed as Exhibit 10.6 to
                            the Equity Registration Statement, Amendment No. 8, dated
                            September 29, 1999)
         10.7*           -- Shareholders Agreement by and among Metrogas S.A.,
                            Williams International Telecom (Chile) Limited, and
                            Metrocom S.A., dated March 30, 1999, and Letter Agreement
                            dated March 30, 1999 (filed as Exhibit 10.8 the Equity
                            Registration Statement, Amendment No. 3, dated July 29,
                            1999)
         10.8*           -- Share Purchase Agreement by and Among Lightel, S.A.
                            Technologia de Informacao, Williams International ATL
                            Limited, Johi Representacoes Ltda, and ATL-Algar Telecom
                            Leste, S.A., dated as of March 25, 1999 (filed as Exhibit
                            10.9 to the Equity Registration Statement, Amendment No.
                            1, dated May 27, 1999)
         10.9*           -- Master Alliance Agreement between SBC Communications Inc.
                            and Williams Communications, Inc., dated February 8, 1999
                            (filed as Exhibit 10.10 the Equity Registration
                            Statement, Amendment No. 1, dated May 27, 1999)
         10.10*          -- Transport Services Agreement dated February 8, 1999,
                            between Southwestern Bell Communication Services, Inc.,
                            and Williams Communications, Inc. (filed as Exhibit 10.11
                            to the Equity Registration Statement, Amendment No. 1,
                            dated May 27, 1999)
         10.11*          -- Securities Purchase Agreement dated February 8, 1999,
                            between SBC Communications Inc. and WCG (filed as Exhibit
                            10.12 to the Equity Registration Statement, Amendment No.
                            1, dated May 27, 1999)
         10.12*          -- Amended and Restated Lease for Bank of Oklahoma Tower, as
                            of January 1, 1999, by and between Williams Headquarters
                            Building Company and TWC (filed as Exhibit 10.14 the
                            Equity Registration Statement, Amendment No. 1, dated May
                            27, 1999)
         10.13*          -- Lease as of January 1, 1999, for Williams Technology
                            Center, by and between Williams Headquarters Building
                            Company and WCG (filed as Exhibit 10.15 to the Equity
                            Registration Statement, Amendment No. 1, dated May 27,
                            1999)
         10.14*          -- Lease as of January 1, 1999, for Williams Resource
                            Center, by and between Williams Headquarters Building
                            Company and WCG (filed as Exhibit 10.16 the Equity
                            Registration Statement, Amendment No. 1, dated May 27,
                            1999)
         10.15*          -- Wireless Fiber IRU Agreement by and between WinStar
                            Wireless, Inc., and Williams Communications, Inc.,
                            effective as of December 17, 1998 (filed as Exhibit 10.17
                            to the Equity Registration Statement, Amendment No. 1,
                            dated July 12, 1999)
         10.16*          -- IRU Agreement between WinStar Wireless, Inc., and
                            Williams Communications, Inc., dated December 17, 1998
                            (long haul), together with Clarification Agreement
                            effective as of December 17, 1998, and Side Agreement
                            dated March 31, 1999 (filed as Exhibit 10.18 to the
                            Equity Registration Statement, Amendment No. 1, dated May
                            27, 1999)
         10.17*          -- UtiliCom Networks, Inc., Note and Warrant Purchase
                            Agreement dated December 15, 1998 (filed as Exhibit 10.19
                            to the Equity Registration Statement, Amendment No. 3,
                            dated July 12, 1999)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.18*          -- Consolidated IRU Agreement by and among IXC Carrier,
                            Inc., Vyvx, Inc., and The WilTech Group, dated December
                            9, 1998, and Amendment No. 4, dated December 22, 1998
                            (filed as Exhibit 10.20 to the Equity Registration
                            Statement, Amendment No. 2, dated July 6, 1999)
         10.19*          -- Stock Purchase Agreement for CNG Computer Networking
                            Group Inc. by and among The Sellers (1310038 Ontario
                            Inc., George Johnston, Hayden Marcus, The H. Marcus
                            Family Trust, and Gary White), WilTel Communications
                            (Canada), Inc., and Williams Communications Solutions,
                            LLC, dated October 13, 1998 (filed as Exhibit 10.21 to
                            the Equity Registration Statement, Amendment No. 6, dated
                            August 18, 1999)
         10.20*          -- Preferred Stock Purchase by and among UniDial Holdings,
                            Inc., and Williams Communications, Inc., dated October 2,
                            1998 (filed as Exhibit 10.22 to the Equity Registration
                            Statement, Amendment No. 6, dated August 18, 1999)
         10.21*          -- Amended and Restated Lease between State Street Bank &
                            Trust Co. of Connecticut, National Association, as
                            Lessor, and Williams Communications, Inc., as Lessee, as
                            of September 2, 1998 (filed as Exhibit 10.23 to the
                            Equity Registration Statement, Amendment No. 3, dated
                            July 12, 1999)
         10.22*          -- Amended and Restated Participation Agreement dated as of
                            September 2, 1998, among Williams Communications, Inc.;
                            State Street Bank & Trust Company of Conn., National
                            Association, as Trustee; Note Holders and Certificate
                            holders; APA Purchasers; State Street Bank & Trust Co.,
                            as Collateral Agent; Citibank, N.A., as agent, with
                            Citibank, N.A. and Bank of Montreal as Co-Arrangers;
                            Royal Bank of Canada, as Documentation Agent; and Bank of
                            America, The Chase Manhattan Bank, and Toronto Dominion,
                            as Managing Agents (filed as Exhibit 10.24 to the Equity
                            Registration, Amendment No. 1, dated May 27, 1999)
         10.23*          -- Capacity Purchase Agreement between Williams
                            Communications, Inc., and Intermedia Communications,
                            Inc., dated January 5, 1998, and Amendment dated August
                            5, 1998 (filed as Exhibit 10.25 to the Equity
                            Registration Statement, Amendment No. 6, dated August 18,
                            1999)
         10.24*          -- Settlement and Release Agreement by and between WorldCom
                            Network Services, Inc., and Williams Communications,
                            Inc., dated July 1, 1998 (filed as Exhibit 10.26 to the
                            Equity Registration Statement, Amendment No. 6, dated
                            August 18, 1999)
         10.25*          -- Umbrella Agreement by and among DownTown Utilities Pty
                            Limited, WilTel Communications Pty Limited, Spectrum
                            Network Systems Limited, CitiPower Pty, Energy Australia,
                            South East Queensland Electricity Corporation Limited,
                            Williams Holdings of Delaware Inc., and Williams
                            International Services Company, dated June 19, 1998
                            (filed as Exhibit 10.27 to the Equity Registration
                            Statement, Amendment No. 1, dated May 27, 1999)
         10.26*          -- Carrier Services Agreement between Vyvx, Inc., and U S
                            WEST Communications, Inc., dated January 5, 1998, and
                            Amendment No. 1, dated June 14, 1999 (filed as Exhibit
                            10.28 to the Equity Registration Statement, Amendment No.
                            1, dated May 27, 1999)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.27*          -- Distributorship Agreement by and between Northern Telecom
                            Limited and WilTel Communications, L.L.C., dated January
                            1, 1998 (filed as Exhibit 10.29 to the Equity
                            Registration Statement, Amendment No. 6, dated August 18,
                            1999)
         10.28*          -- Common Stock and Warrant Purchase Agreement by and
                            between Concentric Network Corporation and WCG, dated
                            July 25, 1997 (filed as Exhibit 10.30 to the Equity
                            Registration, Amendment No. 1, dated May 27, 1999)
         10.29*          -- Note and Warrant Purchase Agreement by and between
                            Concentric Network Corporation and WCG, dated June 19,
                            1997 (filed as Exhibit 10.31 to the Equity Registration
                            Statement, Amendment No. 3, dated July 12, 1999)
         10.30*          -- Limited Liability Company Agreement of WilTel
                            Communications, LLC, by and between WCG and Northern
                            Telecom, Inc., dated April 30, 1997 (filed as Exhibit
                            10.32 to the Equity Registration Statement, Amendment No.
                            6, dated August 18, 1999)
         10.31*          -- Share Purchase Agreement for TTS Meridian Systems Inc. by
                            and among Northern Telecom Limited, WilTel
                            Communications, LLC, and 1228966 Ontario Inc., dated
                            April 30, 1997 (filed as Exhibit 10.33 to the Equity
                            Registration Statement, Amendment No. 6 dated August 18,
                            1999)
         10.32*          -- Formation Agreement by and between Northern Telecom, Inc.
                            and WCG dated April 1, 1997 (filed as Exhibit 10.34 to
                            the Equity Registration Statement, Amendment No. 6, dated
                            August 18, 1999)
         10.33*          -- Purchase Agreement among ABC Industria e Comercio
                            S.A. -- ABC INCO, Lightel S.A. Tecnologia da Informacao,
                            Algar S.A. -- Empreendimentos e Participacoes, and
                            Williams International Telecom Limited, dated January 21,
                            1997 (filed as Exhibit 10.35 to the Equity Registration
                            Statement, Amendment No. 1, dated May 27, 1999)
         10.34*          -- Subscription and Shareholders Agreement among Lightel
                            S.A. Tecnologia da Informacao, Algar
                            S.A. -- Empreendimentos e Participacoes, and Williams
                            International Telecom Limited, dated January 21, 1997
                            (filed as Exhibit 10.36 to the Equity Registration
                            Statement, Amendment 1, dated May 27, 1999)
         10.35*          -- Sublease Agreement as of June 1, 1996, by and between
                            Transcontinental Gas Pipeline Company and Williams
                            Telecommunications Systems, Inc. (filed as Exhibit 10.37
                            to the Equity Registration Statement, Amendment No. 1,
                            dated May 27, 1999)
         10.36*          -- System Use and Service Agreement between WilTel, Inc.,
                            and Vyvx, Inc., effective as of January 1, 1994 (filed as
                            Exhibit 10.38 to the Equity Registration Statement,
                            Amendment No. 1, dated May 27, 1999)
         10.37*          -- Administrative Services Agreement dated September 30,
                            1999, between WCG and its Subsidiaries as identified
                            therein and TWC and its Subsidiaries as identified
                            therein (filed as Exhibit 10.1 to the October 1999 8-K)
         10.38*          -- Service Agreement September 30, 1999, between Williams
                            Information Services Corporation ("WISC") and WCG (filed
                            as Exhibit 10.2 to the October 1999 8-K)
         10.39*          -- Tax Sharing Agreement dated September 30, 1999, between
                            TWC and WCG (filed as Exhibit 10.3 to the October 1999
                            8-K)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.40*          -- Indemnification Agreement dated September 1, 1999,
                            between TWC and WCG (filed as Exhibit 10.4 to the October
                            1999 8-K)
         10.41*          -- Rights Agreement between WCG and The Bank of New York,
                            Rights Agent, dated as of September 30, 1999 (filed as
                            Exhibit 10.5 to the October 1999 8-K)
         10.42*          -- Registration Rights Agreement dated September 30, 1999, between TWC and WCG (filed as Exhibit 10.6 to the October
                            1999 8-K)
         10.43*          -- Separation Agreement dated September 30, 1999, between
                            TWC and WCG (filed as Exhibit 10.7 to the October 1999
                            8-K)
         10.44*          -- Call option agreement by and among Williams Holdings of
                            Delaware, Inc., Williams International Company, Williams
                            International Telecom Limited, and WCG dated May 27, 1999
                            (filed as Exhibit 10.46 to the Equity Registration
                            Statement, Amendment No. 1, dated May 27, 1999)
         10.45*          -- Cross License Agreement dated September 30, 1999, between
                            WISC, TWC, and WCG (filed as Exhibit 10.8 to the October
                            1999 8-K)
         10.46*          -- Technical, Management and Administrative Service
                            Agreement dated May 27, 1999, between Williams
                            International Company and WCG (filed as Exhibit 10.9 to
                            the October 1999 8-K)
         10.47*          -- The Williams Companies, Inc. 1996 Stock Plan (filed as
                            Exhibit 10.49 to the Equity Registration Statement,
                            Amendment No. 1, dated May 27, 1999)
         10.48*          -- The Williams Companies, Inc. Stock Plan for Nonofficer
                            Employees (filed as Exhibit 10.50 to the Equity
                            Registration Statement, Amendment No. 1, dated May 27,
                            1999)
         10.49*          -- Williams Communications Stock Plan (filed as Exhibit
                            10.51 to the Equity Registration Statement, Amendment No.
                            1, dated May 27, 1999)
         10.50*          -- Williams Communications Group, Inc. 1999 Stock Plan
                            (filed as Exhibit 10.52 to the Equity Registration
                            Statement, Amendment No. 3, dated July 12, 1999)
         10.51*          -- Williams Pension Plan (filed as Exhibit 10.53 to the
                            Equity Registration Statement, Amendment No. 1, dated May
                            27, 1999)
         10.52*          -- Solutions LLC Pension Plan (filed as Exhibit 10.54 to the
                            Equity Registration Statement, Amendment No. 1, dated May
                            27, 1999)
         10.53*          -- Williams Communications Change in Control Severance Plan
                            (filed as Exhibit 10.55 to the Equity Registration
                            Statement, Amendment No. 3, dated July 12, 1999)
         10.54*          -- Stock Purchase Agreement by and between Williams
                            Communications, Inc. Conferencing Acquisition Corporation
                            and Genesys, S.A. dated as of June 30, 1999 (filed as
                            Exhibit 10.56 to the Equity Registration Statement,
                            Amendment No. 6, dated August 18, 1999)
         10.55*          -- Loan agreement dated as of September 8, 1999, between
                            Williams Communications, Inc. and TWC (filed as Exhibit
                            10.57 to the Equity Registration Statement, Amendment No.
                            8, dated September 29, 1999)
         10.56*          -- Williams Communications, Inc. Senior Credit Facilities
                            Commitment Letter, dated June 2, 1999. (filed as Exhibit
                            10.58 to the Equity Registration Statement, Amendment No.
                            4, July 14, 1999)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.57*          -- Credit Agreement dated as of September 8, 1999, among
                            Williams Communications, Inc., WCG, the Lenders party
                            thereto, Bank of America, N.A. as Administrative Agent,
                            and The Chase Manhattan Bank as Syndication Agent (filed
                            as Exhibit 10.60 to the Equity Registration Statement,
                            Amendment No. 8, dated September 29, 1999)
         10.58*          -- Intercreditor Agreement dated as of September 8, 1999,
                            among TWC, WCG, Williams Communications, Inc., and Bank
                            of America, N.A. as Administrative Agent (filed as
                            Exhibit 10.61 the Equity Registration Statement,
                            Amendment No. 8, dated September 29, 1999)
         10.59*          -- Subsidiary Guarantee dated as of September 8, 1999, of
                            each of Critical Connections, Inc., WCS Communications
                            Systems, Inc., WCS Microwave Services, Inc., WCS, Inc.,
                            Williams Communications of Virginia, Inc., Williams
                            International Ventures Company, Williams Learning
                            Network, Inc., Williams Local Network, Inc., and Williams
                            Wireless, Inc., in favor of Bank of America, N.A. as
                            Administrative Agent (filed as Exhibit 10.62 to the
                            Equity Registration Statement, Amendment No. 8, dated
                            September 29, 1999)
         10.60*          -- Securities Purchase Agreement Amendment and Addendum
                            dated as of September 24, 1999, among TWC, WCG, and SBC
                            Communications, Inc. (filed as Exhibit 10.64 to the
                            Equity Registration Statement, Amendment No. 8, dated
                            September 29, 1999)
         10.61*          -- Amendment No. 1 dated as of December 31, 1999, to Credit
                            Agreement dated as of September 8, 1999, among Williams
                            Communications, Inc. ("WCI"), WCG, the Lenders party
                            thereto, and Bank of America, N.A., The Chase Manhattan
                            Bank, Bank of Montreal, and The Bank of New York, as
                            agents thereunder (filed as Exhibit 10.60.1 to the
                            Quarterly Report on Form 10-Q for the quarterly period
                            ended June 30, 2000, as filed on August 10, 2000)
         10.62*          -- Amendment No. 2 dated as of December 31, 1999, to Credit
                            Agreement dated as of September 8, 1999, among WCI, WCG,
                            the Lenders party thereto, and Bank of America, N.A., The
                            Chase Manhattan Bank, Bank of Montreal, and The Bank of
                            New York, as agents thereunder (filed as Exhibit 10.60.2
                            to the Quarterly Report on Form 10-Q for the quarterly
                            period ended June 30, 2000, as filed on August 10, 2000)
         10.63*          -- Amended and Restated Credit Agreement dated as of
                            September 1, 2000, to the Credit Agreement dated as of
                            September 8, 1999, among WCI, WCG, the lenders party
                            thereto and Bank of America, N.A., The Chase Manhattan
                            Bank, Bank of Montreal, and The Bank of New York, as
                            agents thereunder (filed as Exhibit 10.63 to the October
                            2000 S-4)
         10.64*          -- Sale and Purchase Agreement by and among Williams
                            Communications, LLC, Williams Learning Network, Inc.,
                            Williams Communications Solutions, LLC, Platinum Equity,
                            LLC, WCS Acquisition Corporation, and WCS Acquisition
                            LLC, dated as of January 29, 2001 (filed as Exhibit 10.64
                            to the Annual Report on Form 10-K for the year ended
                            December 31, 2000, as filed on March 12, 2001).
         10.65*          -- Amended and Restated Separation Agreement dated April 23,
                            2001, by and between TWC and WCG (filed as Exhibit 99.1
                            to the Current Report on Form 8-K dated May 3, 2001, (the
                            "May 3, 2001, 8-K"))

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.66*          -- Amended and Restated Administrative Services Agreement
                            dated April 23, 2001, between TWC, those certain
                            subsidiaries of TWC collectively referred to as the
                            "Williams Subsidiaries," WCG and those certain
                            subsidiaries of WCG listed collectively as the
                            "Communications Subsidiaries" (filed as Exhibit 99.2 to
                            the May 3, 2001, 8-K)
         10.67*          -- Tax Sharing Agreement entered into as of the 30th day of
                            September, 1999, and amended and restated as of the 23rd
                            day of April 2001, by and between TWC and WCG (filed as
                            Exhibit 99.3 to the May 3, 2001, 8-K)
         10.68*          -- Amended and Restated Indemnification Agreement dated
                            April 23, 2001, by and between TWC and WCG (filed as
                            Exhibit 99.4 to the May 3, 2001, 8-K)
         10.69*          -- Shareholder Agreement dated April 23, 2001, by and
                            between TWC and WCG (filed as Exhibit 99.5 to the May 3,
                            2001, 8-K)
         10.70*          -- Amended and Restated Employee Benefits Agreement dated
                            April 23, 2001, by and between TWC and WCG (filed as
                            Exhibit 99.6 to the May 3, 2001, 8-K)
         10.71*          -- Deferral Letter dated April 23, 2001, by and between TWC and WCG (filed as Exhibit 99.7 to the May 3, 2001, 8-K)
         10.72*          -- Amendment No. 4 dated March 14, 2001, to the Amended and
                            Restated Credit Agreement dated September 8, 1999, among
                            Williams Communications, LLC, WCG, the Lenders party
                            thereto, Bank of America, N.A., as Administrative Agent,
                            and The Chase Manhattan Bank as Syndication Agent (filed
                            as Exhibit 10.72 to the Quarterly Report on Form 10-Q for
                            the quarter ended March 31, 2001, as filed on May 10,
                            2001)
         10.73*          -- Amendment No. 5 dated April 25, 2001, to the Amended and
                            Restated Credit Agreement dated September 8, 1999, among
                            Williams Communications, LLC, WCG, the Lenders party
                            thereto, Bank of America, N.A., as Administrative Agent,
                            and The Chase Manhattan Bank as Syndication Agent (filed
                            as Exhibit 10.73 to the Quarterly Report on Form 10-Q for
                            the quarter ended March 31, 2001, as filed on May 10,
                            2001)
         10.74*          -- Participation Agreement dated March 22, 2001, by and
                            among TWC, WCG, Williams Communications, LLC, WCG Note
                            Trust, WCG Note Corp., Inc., Williams Share Trust, United
                            States Trust Company of New York, and Wilmington Trust
                            Company (filed as Exhibit 10.74 to the Quarterly Report
                            on Form 10-Q for the quarter ended March 31, 2001, as
                            filed on May 10, 2001)
         10.75*          -- Indenture dated March 28, 2001, among WCG Note Trust, WCG
                            Note Corp., Inc., and United States Trust Company of New
                            York, as Indenture Trustee and Securities Intermediary
                            (filed as Exhibit 10.75 to the Quarterly Report on Form
                            10-Q for the quarter ended March 31, 2001, as filed on
                            May 10, 2001)
         10.76*          -- Indenture dated March 28, 2001, between the Company and
                            United States Trust Company of New York, as Trustee
                            (filed as Exhibit 10.76 to the Quarterly Report on Form
                            10-Q for the quarter ended March 31, 2001, as filed on
                            May 10, 2001)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.77*          -- WCG Note Remarketing and Registration Rights Agreement
                            dated March 28, 2001, between TWC., WCG, Williams
                            Communications, LLC, WCG Note Trust, United States Trust
                            Company of New York, as Indenture Trustee and WCG Note
                            Indenture Trustee, and Credit Suisse First Boston
                            Corporation, as Initial WCG Note Remarketing Agent (filed
                            as Exhibit 10.77 to the Quarterly Report on Form 10-Q for
                            the quarter ended March 31, 2001, as filed on May 10,
                            2001)
         10.78*          -- Sale and Purchase Agreement dated as of March 26, 2001, by and among WCS, Inc., Williams Communications, LLC, and
                            TELUS Communications Inc. (filed as Exhibit 10.78 to the
                            Quarterly Report on Form 10-Q for the quarter ended June
                            30, 2001, as filed on August 10, 2001)
         10.79*          -- Option Agreement dated as of February 12, 2001, by and
                            among Williams Communications, LLC, Williams
                            International Telecom Limited, and Telecom Americas, Ltd.
                            (filed as Exhibit 10.79 to the Quarterly Report on Form
                            10-Q for the quarter ended June 30, 2001, as filed on
                            August 10, 2001)
         10.80*          -- Agreement dated as of May 23, 2001, by and among Telecom
                            Americas, Ltd., Williams International Telecom Limited,
                            Williams Communications, LLC, and America Movil, S.A. de
                            C.V. (filed as Exhibit 10.80 to the Quarterly Report on
                            Form 10-Q for the quarter ended June 30, 2001, as filed
                            on August 10, 2001)
         10.81*          -- Stock Purchase Agreement dated as of June 24, 2001, by
                            and among iBEAM Broadcasting Corporation, Williams
                            Communications, LLC, Allen & Company Incorporated, and
                            Lunn iBEAM, LLC (filed as Exhibit 10.81 to the Quarterly
                            Report on Form 10-Q for the quarter ended June 30, 2001,
                            as filed on August 10, 2001)
         10.82*          -- Stockholders Agreement dated as of July 10, 2001, by and among Williams Communications, LLC, iBEAM Broadcasting
                            Corporation, the other stockholders of iBEAM Broadcasting
                            Corporation, and certain other parties (filed as Exhibit
                            10.82 to the Quarterly Report on Form 10-Q for the
                            quarter ended June 30, 2001, as filed on August 10, 2001)
         10.83*          -- Agreement of Purchase and Sale among Williams Technology
                            Center, LLC, as Seller, Williams Headquarters Building
                            Company, as Purchaser, and Williams Communications, LLC,
                            as Guarantor executed effective as of September 13, 2001
                            (filed as Exhibit 10.83 to the Quarterly Report on Form
                            10-Q for the quarter ended September 30, 2001, as filed
                            on November 14, 2001)
         10.84*          -- Amendment and Consent dated as of August 24, 2001, with respect to Williams Communications, LLC, Securitized
                            Asset Defeasance Program (filed as Exhibit 10.84 to the
                            Quarterly Report on Form 10-Q for the quarter ended
                            September 30, 2001, as filed on November 14, 2001)
         10.85*          -- Amendment No. 1 to Security Agreement dated September 17,
                            2001, among Williams Communications, LLC, WCG, the
                            Subsidiary Loan Parties party thereto, and Bank of
                            America, N.A. as Administrative Agent (filed as Exhibit
                            10.85 to the Quarterly Report on Form 10-Q for the
                            quarter ended September 30, 2001, as filed on November
                            14, 2001)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.86*          -- Interim Agreement by and among Winstar Wireless, Inc.,
                            Winstar Communications, Inc., and Williams
                            Communications, LLC (f/k/a Williams Communications, Inc.)
                            as of the Effective Date of June 30, 2001 (filed as
                            Exhibit 10.86 to the Quarterly Report on Form 10-Q for
                            the quarter ended September 30, 2001, as filed on
                            November 14, 2001)
         10.87*          -- Amendment Number One to Wireless Fiber(SM) IRU Agreement
                            by and between Winstar Wireless, Inc., and Williams
                            Communications, Inc. created on August 15, 2001 (filed as
                            Exhibit 10.87 to the Quarterly Report on Form 10-Q for
                            the quarter ended September 30, 2001, as filed on
                            November 14, 2001)
         10.88*          -- Option Agreement made and entered into as of the August
                            27, 2001, by and between Williams Communications, LLC,
                            and Winstar Wireless, Inc. including the IRU Agreement
                            between Winstar Wireless, Inc., and Williams
                            Communications, LLC (filed as Exhibit 10.88 to the
                            Quarterly Report on Form 10-Q for the quarter ended
                            September 30, 2001, as filed on November 14, 2001)
         10.89*          -- Master Lease entered into by and among Williams
                            Headquarters Building Company, Williams Technology
                            Center, and Williams Communications, LLC effective
                            September 13, 2001 (filed as Exhibit 10.89 to the
                            Quarterly Report on Form 10-Q for the quarter ended
                            September 30, 2001, as filed on November 14, 2001)
         10.90*          -- Security Agreement among Williams Communications, LLC,
                            WCG Inc., The Subsidiary Loan Parties, and Bank of
                            America, N.A., dated April 23, 2001 (filed as Exhibit
                            10.90 to the Quarterly Report on Form 10-Q for the
                            quarter ended September 30, 2001, as filed on November
                            14, 2001)
         10.91           -- Asset Sale Agreement dated as of October 11, 2001, by and between iBeam Broadcasting Corporation and Williams
                            Communications, LLC
         10.92           -- Debtor-in-Possession Credit and Security Agreement dated as of October 11, 2001, by and between iBeam Broadcasting
                            Corporation and Williams Communications, LLC
         10.93           -- Fee Letter dated October 11, 2001, from Williams
                            Communications, LLC to iBeam Broadcasting Corporation
         10.94           -- Side Letter Agreement dated October 19, 2001, to the
                            Amended and Restated Credit Agreement dated September 8,
                            1999, among Williams Communications, LLC, WCG, the
                            Lenders party thereto, Bank of America, N.A., as
                            Administrative Agent, and The Chase Manhattan Bank as
                            Syndication Agent
         10.95           -- Amendment No. 6 dated October 30, 2001, to the Amended
                            and Restated Credit Agreement dated September 8, 1999,
                            among Williams Communications, LLC, WCG, the Lenders
                            party thereto, Bank of America, N.A., as Administrative
                            Agent, and The Chase Manhattan Bank as Syndication Agent
         10.96           -- Asset Purchase Agreement by and between CoreExpress,
                            Inc., and Williams Communications, LLC, dated as of
                            October 31, 2001
         10.97           -- Amendment dated December 3, 2001, to Asset Purchase
                            Agreement by and between CoreExpress, Inc., and Williams
                            Communications, LLC, dated as of October 31, 2001

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.98           -- First Amendment dated as of December 7, 2001, to the
                            Asset Sale Agreement dated as of October 11, 2001, by and
                            between iBeam Broadcasting Corporation and Williams
                            Communications, LLC
         10.99           -- Amendment No. 1 dated December 7, 2001, to
                            Debtor-in-Possession Term Credit and Security Agreement
                            dated as of October 11, 2001, by and between iBeam
                            Broadcasting Corporation and Williams Communications, LLC
         10.100          -- Private Foreclosure Sale Agreement dated as of December
                            20, 2001, among Williams Communications, LLC,
                            (Purchaser); CoreExpress, Inc. (Debtor); Cisco Systems
                            Capital Corporation, Cisco Systems, Inc., Nortel
                            Networks, Inc., UMB Bank & Trust, N.A., and Morgan
                            Stanley & Co. (Senior Secured Parties); and Juniper
                            Networks Credit Corporation, Commercial and Municipal
                            Financial Corporation, Sumner Group, Inc., CIT
                            Technologies Corporation d/b/a Technology Rentals and
                            Services, Inc., Sunrise Leasing Corporation d/b/a Cisco
                            Systems Capital Corporation, and Hewlett-Packard Co.
                            (Purchase Money Lenders)
         10.101          -- Amendment No. 1 dated January 14, 2002, to Side Letter
                            Agreement dated October 19, 2001, to the Amended and
                            Restated Credit Agreement dated September 8, 1999, among
                            Williams Communications, LLC, WCG, the Lenders party
                            thereto, Bank of America, N.A., as Administrative Agent,
                            and The Chase Manhattan Bank as Syndication Agent
         10.102          -- Amendment No. 2 dated January 28, 2002, to Side Letter
                            Agreement dated October 19, 2001, to the Amended and
                            Restated Credit Agreement dated September 8, 1999, among
                            Williams Communications, LLC, WCG, the Lenders party
                            thereto, Bank of America, N.A., as Administrative Agent,
                            and The Chase Manhattan Bank as Syndication Agent
         10.103          -- Amendment No. 3 dated February 28, 2002, to Side Letter
                            Agreement dated October 19, 2001, to the Amended and
                            Restated Credit Agreement dated September 8, 1999, among
                            Williams Communications, LLC, WCG, the Lenders party
                            thereto, Bank of America, N.A., as Administrative Agent,
                            and The Chase Manhattan Bank as Syndication Agent
         10.104          -- Amendment No. 4 dated March 27, 2002, to Side Letter
                            Agreement dated September 8, 1999, among Williams
                            Communications, LLC, WCG, the Lenders party thereto, Bank
                            of America, N.A., as Administrative Agent, and The Chase
                            Manhattan Bank as Syndication Agent
         12              -- Statement re: Computation of Ratios
         21              -- Subsidiaries of the Registrant
         23              -- Consent of Ernst & Young, LLP
         24              -- Power of Attorney

---------------

* Previously filed with the Securities and Exchange Commission as part of the filing indicated, and incorporated herein by reference.