Form 10-Q
period 2002-03-31
WILLIAMS COMMUNICATIONS GROUP INC
filed 2002-05-15
CIK 1044583

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 1O-Q

(Mark One)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)


         ONE TECHNOLOGY CENTER                                74103
            TULSA, OKLAHOMA                                 (Zip Code)
(Address of principal executive offices)

               Registrant's Telephone Number, Including Area Code:
                                 (918) 547-6000

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



            CLASS                              OUTSTANDING AT APRIL 30, 2002
  Common Stock, $0.01 par value                     493,151,291 Shares

                                      INDEX


PART I. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS                                                                                       PAGE
                                                                                                                       ----
     Forward-Looking Statements....................................................................................      2
     Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001..............................      4
     Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and
       2001........................................................................................................      5
     Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and
       2001........................................................................................................      6
     Notes to Condensed Consolidated Financial Statements..........................................................      7
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................     22
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................................     31

PART II. OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS......................................................................................     31
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES........................................................................     32
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................................................................     33

                       WILLIAMS COMMUNICATIONS GROUP, INC.
                           FORWARD-LOOKING STATEMENTS

    Certain matters discussed in this report, excluding historical information, include forward-looking statements, which are statements that discuss the expected future results of Williams Communications Group, Inc. ("WCG" and, together with its direct and indirect subsidiaries, the "Company") based on current and pending business operations. The Company makes these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

    Forward-looking statements can be identified by words such as "anticipates," "believes," "expects," "planned," "scheduled" or similar expressions. Although the Company believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of risks, assumptions, and uncertainties that could cause the Company's actual results to differ materially from those projected. In addition to risk factors set forth in the Company's other filings with the Securities and Exchange Commission, the following important factors could cause actual results to differ materially from any results projected, forecasted, estimated, or budgeted:

    o The Company might fail to meet the various deadlines set forth in the Restructuring Agreement discussed in Note 1 to the condensed consolidated financial statements, causing a termination of such agreement and an event of default under the Company's Credit Agreement.

    o The Company might default in its obligations under the Credit Agreement, which could lead to a termination of the Restructuring Agreement.

    o The Company might be unable to raise the $150 million New Investment discussed in Note 1 to the condensed consolidated financial statements on the terms set forth in the Restructuring Agreement.

    o The Plan as contemplated by the Restructuring Agreement might not receive the requisite creditor votes to enable it to be confirmed.

    o The Bankruptcy Court might not confirm the Plan as contemplated by the Restructuring Agreement.

    o The Williams Companies, Inc. ("TWC") might exercise remedies against the Company, thereby causing a cross default under the Company's Credit Agreement.

    o The Company might have difficulty in maintaining existing or creating new relationships with suppliers or vendors as a result of the Company's chapter 11 case; suppliers to the Company might stop providing supplies or services to the Company or provide such supplies or services only on "cash on delivery," "cash on order" or other terms that could have an adverse impact on the Company's cash flow.

    o The possibility of further deterioration in the health of capital markets and the telecommunications industry and the ability of the Company to adapt to such conditions, particularly as a result of the perceived oversupply of bandwidth.

    o The risk of competitors gaining competitive advantages by successfully completing a restructuring or bankruptcy reorganization process.

    o The possibility that uncertainty or adverse publicity concerning the Company's efforts to restructure its balance sheet will hinder its ability to obtain new customers or undermine its commercial relationship with existing customers.

    o The possibility that capital market and regulatory constraints may further hinder "last mile" development and slow the growth in demand for bandwidth at the retail level.

    o The effects of and changes in political and/or economic conditions, including inflation, interest rates and monetary conditions, and in communications, trade, monetary, fiscal and tax policies in the United States and in foreign markets, including Asia, Australia, Europe and South America.

                       WILLIAMS COMMUNICATIONS GROUP, INC.
                    FORWARD-LOOKING STATEMENTS - (CONTINUED)


    o The Company's ability to raise capital in a cost-effective way, manage cash, make capital expenditures, generate operating cash flow and meet debt obligations, as well as the Company's ability to manage operating costs and capital spending without limiting revenue growth.

    o The Company's ability to collect proceeds from the sale of the Solutions business.

    o The financial health of the Company's customers and the ability to collect revenues from customers.

    o The Company's success in integrating the assets of iBEAM Broadcasting Corp. ("iBEAM") and Core Express, Inc., or any other newly acquired business.

    o Changes in the technological, regulatory, or business environment applicable to the Company or the telecommunications industry generally.

    o Termination of the SBC Communications, Inc. ("SBC") strategic alliance or SBC's inability to obtain regulatory approval to provide long-distance telecommunications services within markets in which it currently provides local services.

    o   The potential loss of a high-volume Network customer.

    o High levels of competition, lack of customer diversification, and general uncertainties of government regulation in the telecommunications industry.

    o The Company's ability to deploy sophisticated technologies on a local-to-global basis.

    o The Company's ability to expand and enhance the network in response to customer demands and industry changes.

    o Network's ability to timely turn up service requests and minimize service interruptions.

    o The Company's ability to obtain additional capacity for its network from other providers.

    o The risk that current capacity providers will no longer provide capacity at economically justifiable rates.

    o The possibility of adverse effects from rapid and significant developments or changes in the technology used by the Company or its customers.

    o   The Company's ability to successfully market capacity on its network.

    o The ability of each operating segment to implement successfully key systems, such as order entry systems and service delivery systems, within currently estimated time frames and budgets.

    o   The Company's ability to develop the "Williams Communications" brand.

    o The Company's ability, in a cost-effective way, to maintain necessary rights-of-way for its network.

    o The realization of revenues from products and services in the early stages of development or operation.

    o   Significant competition on pricing and product offerings for Network.

    o Changes in external competitive market factors that might affect results of operations.

    o   The effect of changes in accounting policies.

    o   The need to record additional impairment charges.

    o   The Company's ability to attract and retain essential employees.

    o The cost and effects of current and future legal and administrative claims and proceedings against the Company.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                         MARCH 31,       DECEMBER 31,
                                                                           2002             2001
                                                                       ------------      ------------
                                                                               (IN THOUSANDS)
ASSETS
Current assets:
   Cash and cash equivalents                                           $    192,525      $    116,038
   Short-term investments                                                   708,933           904,813
   Receivables less allowance of $43,679,000 ($41,362,000 in
     2001)                                                                  223,359           243,075

   Notes receivable less allowance of $4,881,000 ($12,000,000
     in 2001)                                                                75,385           178,601
   Net assets held for sale                                                  18,963            20,659
   Other                                                                     42,053            21,768
                                                                       ------------      ------------
Total current assets                                                      1,261,218         1,484,954
Investments                                                                  10,547            11,555
Property, plant and equipment, net                                        4,242,507         4,353,213
Other assets and deferred charges, net                                      150,626           142,304
                                                                       ------------      ------------
Total assets                                                           $  5,664,898      $  5,992,026
                                                                       ============      ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                    $    305,202      $    363,670
   Deferred income                                                           89,903            75,286
   Accrued liabilities                                                      375,357           373,119
   Long-term debt due within one year                                     1,240,818            72,488
                                                                       ------------      ------------
Total current liabilities                                                 2,011,280           884,563
Long-term debt                                                            4,668,314         5,838,779
Long-term deferred income                                                   372,670           401,546
Other liabilities                                                            31,915            28,935
Minority interest in consolidated subsidiary                                 42,528            44,907
Contingent liabilities and commitments
6.75% redeemable cumulative convertible preferred stock, $0.01 par value per share, 500.0 million preferred shares authorized,
   5.0 million 6.75% redeemable cumulative convertible shares outstanding in 2002 and 2001; aggregate liquidation
   preference of $250,000,000                                               242,514           242,338
Stockholders' deficit:
   Class A common stock, $0.01 par value, 1 billion shares
     authorized, 493.1 million shares and 491.0 million shares
     outstanding in 2002 and 2001, respectively                               4,931             4,910
   Capital in excess of par value                                         3,892,630         3,862,465
   Accumulated deficit                                                   (5,588,207)       (5,304,906)
   Accumulated other comprehensive loss                                     (13,677)          (11,511)
                                                                       ------------      ------------
Total stockholders' deficit                                              (1,704,323)       (1,449,042)
                                                                       ------------      ------------
Total liabilities and stockholders' deficit                            $  5,664,898      $  5,992,026
                                                                       ============      ============

                             See accompanying notes.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                         ------------------------------
                                                            2002               2001
                                                         ------------      ------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Revenues                                                 $    298,593      $    276,064

Operating expenses:
   Cost of sales                                              259,401           254,858
   Selling, general and administrative                         68,261            75,015
   Provision for doubtful accounts                              7,547             2,662
   Depreciation and amortization                              140,146            85,213
   Asset impairments and restructuring charges                 11,161                --
   Other income, net                                          (21,910)              (53)
                                                         ------------      ------------
     Total operating expenses                                 464,606           417,695
                                                         ------------      ------------
Loss from operations                                         (166,013)         (141,631)
Interest accrued                                             (133,584)         (116,502)
Interest capitalized                                            2,498            34,019
Investing income (loss):
   Interest and other                                           9,208             2,722
   Equity losses                                               (1,169)           (5,901)
   Income (loss) from investments                                 960           (38,537)
Minority interest in loss of consolidated subsidiary            4,684             6,608
Other income, net                                                  56               118
                                                         ------------      ------------
Loss before income taxes                                     (283,360)         (259,104)
Benefit (provision) from income taxes                              59           (43,070)
                                                         ------------      ------------
Net loss                                                     (283,301)         (302,174)
Preferred stock dividends and amortization of
   preferred stock issuance costs                              (4,398)           (4,416)
                                                         ------------      ------------
Net loss attributable to common stockholders             $   (287,699)     $   (306,590)
                                                         ============      ============

Basic and diluted loss per share:
   Net loss attributable to common stockholders          $       (.58)     $       (.65)
                                                         ============      ============

   Weighted average shares outstanding                        496,155           473,692


                             See accompanying notes.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                   ----------------------------
                                                                      2002              2001
                                                                   -----------      -----------
                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES
Net loss                                                           $  (283,301)     $  (302,174)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
   Depreciation and amortization                                       140,146           85,213
   Provision (benefit) from deferred income taxes                          (64)          43,041
   Asset impairments and restructuring charges                          11,161               --
   Provision for loss on investments                                        --           59,167
   Provision for doubtful accounts                                       7,547            2,662
   Equity losses                                                         1,169            5,901
   Gain on sale of  assets                                              (3,912)              --
   Gain on sales of investments                                            (51)         (20,630)
   Minority interest in loss of consolidated subsidiary                 (4,684)          (6,608)
   Cash provided by (used in) changes in:
     Receivables                                                       131,843          (14,195)
     Other current assets                                              (20,285)          (5,586)
     Accounts payable                                                  (46,809)         (54,806)
     Current deferred income                                             9,190           51,573
     Accrued liabilities                                                14,443           71,385
     Long-term deferred income                                         (13,730)          17,006
     Other                                                               5,212          (14,230)
                                                                   -----------      -----------
Net cash used in operating activities                                  (52,125)         (82,281)
FINANCING ACTIVITIES
Proceeds from long-term debt                                             4,194        1,685,000
Payments on long-term debt                                              (8,587)        (324,293)
Proceeds from issuance of common stock, net of expenses                  9,220            7,293
Debt issue costs                                                          (531)         (18,480)
Preferred stock dividends paid                                          (4,161)          (5,789)
Contribution to subsidiary from minority interest shareholders              --           31,258
                                                                   -----------      -----------
Net cash provided by financing activities                                  135        1,374,989
INVESTING ACTIVITIES
Property, plant and equipment:
   Capital expenditures                                                (31,560)        (415,369)
   Proceeds from sales                                                     841            2,943
   Changes in accrued liabilities                                      (38,630)         (84,491)
Purchase of investments                                               (159,026)      (1,058,300)
Proceeds from sales of investments                                     357,759          108,518
Other                                                                     (907)             344
                                                                   -----------      -----------
Net cash provided by (used in) investing activities                    128,477       (1,446,355)
DISCONTINUED OPERATIONS
Net cash provided by operating activities                                   --           29,720
Net cash provided by investing activities                                   --            6,529
                                                                   -----------      -----------
Net cash provided by discontinued operations                                --           36,249

Increase (decrease) in cash and cash equivalents                        76,487         (117,398)
Cash and cash equivalents at beginning of period                       116,038          213,888
                                                                   -----------      -----------
Cash and cash equivalents at end of period                         $   192,525      $    96,490
                                                                   ===========      ===========

                             See accompanying notes.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. GENERAL

Basis of presentation

    The interim condensed consolidated financial statements of the Company do not include all notes in annual financial statements and therefore should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K. The financial statements have not been audited by independent auditors but include all adjustments, which, in the opinion of the Company's management, are necessary to present fairly its financial position as of March 31, 2002 and its results of operations and cash flows for the three months ended March 31, 2002 and 2001.

    The interim condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent upon, among other things, the outcome of WCG's pending chapter 11 case (see discussion below in "Chapter 11 case"), future profitable operations and the ability to generate sufficient cash from its operations and financing arrangements to meet its obligations. Management believes that the restructuring plan that it is developing, if successfully implemented, will provide sufficient liquidity to allow the Company to operate as a going concern. However, there can be no assurance that the sources of liquidity will be available or sufficient to meet the Company's needs, and accordingly, there is substantial doubt about the Company's ability to continue as a going concern. Substantial doubt about the Company's ability to continue as a going concern was expressed in an explanatory paragraph in the Company's report from its independent public accountants which accompanied the Company's Annual Report on Form 10-K. The condensed consolidated interim financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

    As a result of the pending chapter 11 case (see discussion below in "Chapter 11 case"), for the period beginning April 22, 2002 and thereafter, the Company will prepare its consolidated financial statements in accordance with Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." SOP 90-7 requires, among other things, that pre-petition liabilities that are subject to compromise be segregated in the consolidated balance sheet as liabilities subject to compromise and that revenues, expenses, realized gains and losses and provisions for losses resulting from the reorganization and restructuring of the company be reported separately as reorganization items in the consolidated statement of operations.

Chapter 11 case

    WCG is a non-operating holding company whose principal asset is 100% of the membership interest in Williams Communications, LLC ("WCL"). WCL is an operating company whose business comprises the Network and Emerging Markets segments. In addition, WCL is the direct or indirect parent of all the remaining subsidiaries of the Company, including CG Austria, Inc. (formerly known as Williams Communications Global Holdings, Inc) ("CG Austria"), a non-operating holding company with direct and indirect interests in certain foreign subsidiaries of the Company.

    On April 22, 2002, WCG and CG Austria (collectively, the "Debtors") commenced cases (collectively, the "Chapter 11 Case") under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). No chapter 11 case has been commenced for WCL and its remaining subsidiaries, and those entities continue to operate in the ordinary course of business outside of bankruptcy.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)



    Prior to the commencement of the Chapter 11 Case, the Company entered into an agreement dated as of April 19, 2002 (the "Restructuring Agreement") with (i) certain of the Lenders (the "Consenting Lenders") under the Company's Amended and Restated Credit Agreement dated as of September 8, 1999, as amended (the "Credit Agreement") and (ii) holders of approximately $875 million of WCG's senior redeemable notes (the "Consenting Noteholders"). The following is a summary of the material terms of the Restructuring Agreement:

    o Prepayment of Amounts Outstanding Under the Credit Agreement. WCL agreed to prepay a total of $450 million in upcoming scheduled amortization payments under the Credit Agreement. Of that amount, $200 million was prepaid upon execution of the Restructuring Agreement and the remaining $250 million will be payable by WCL upon consummation of a chapter 11 plan for the Debtors that reflects the provisions set forth in the Restructuring Agreement (the "Plan"). These prepayments will be applied to reduce scheduled amortization payments under the Credit Agreement, in the direct chronological order of maturity, thus obviating the need for further principal payments by WCL under the Credit Agreement until December 31, 2004.

    o New Investment. The Restructuring Agreement requires the Company to obtain new debt or equity funding in the amount of $150 million (the "New Investment") from sources outside the Company. The proceeds of the New Investment will be used to fund, in part, the $250 million in prepayments due under the Credit Agreement upon consummation of the Plan.

    o Amendments to the Credit Agreement. As a condition to the Restructuring Agreement, the Lenders have agreed to an interim amendment of the Credit Agreement (executed simultaneously with the Restructuring Agreement) and to the material terms of a permanent amendment and restatement of the Credit Agreement (to be executed upon consummation of the Plan). These modifications to the Credit Agreement (i) provide that the commencement of the Chapter 11 Case will not create an event of default and acceleration of the Company's obligations under the Credit Agreement;
        (ii) modify certain financial covenants to eliminate potential events of default and align the covenants to the Company's current business plan and cash forecasts; (iii) provide that the $450 million in prepayments will be applied to future maturities in direct chronological order of maturity; and (iv) otherwise reflect the provisions of the Restructuring Agreement.

    o Use of Cash Collateral. As a condition to the Restructuring Agreement, the Consenting Lenders have agreed to allow the Debtors to use $25 million of the Lenders' cash collateral upon the terms of a proposed order (the "Cash Collateral Order") to fund the expenses of the Chapter 11 Cases.

    o Treatment of Claims Under a Chapter 11 Plan. The Debtors have agreed to use their reasonable best efforts to propose, solicit acceptances to, and obtain confirmation of the Plan, containing the following treatment for claims against the Debtors: (i) holders of allowed unsecured claims against the Debtors (consisting of the allowed unsecured claims arising under the senior redeemable notes and any allowed unsecured claims of
        TWC) will receive their pro rata share of 100% of the new common stock of reorganized WCG; (ii) the secured claims of the Lenders' arising from the Debtors' Guarantees will be unimpaired; and (iii) claims arising from rescission of a purchase or sale of WCG's securities, or for reimbursement or contribution on account of such claims, will receive no distribution under the Plan and such claims will be discharged.

    o Governance of Reorganized WCG. The Debtors have agreed that the Plan will provide for a nine-person board of directors of reorganized WCG, to be initially comprised of the CEO, at least two current directors selected by WCG's current board of directors, and six directors selected by the official committee of unsecured creditors appointed in the Chapter 11 Case.

    o Agreement to Vote for the Debtors' Chapter 11 Plan. Subject to the receipt of a disclosure statement that has been approved by the Bankruptcy Court as containing "adequate information" pursuant to section 1125 of the Bankruptcy Code (the "Disclosure Statement"), and provided that such information is not materially different from information already provided by the Company to the Consenting Lenders and Consenting Noteholders (collectively, the "Holders"), each Holder has agreed to vote to accept a chapter 11 plan proposed by the Debtors that provides for and is consistent with the terms of the Plan set forth in the Restructuring Agreement.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)



    o Right To Participate/Right of First Offer. The Restructuring Agreement gives certain Holders of senior redeemable notes who were parties to the Restructuring Agreement when it was initially executed the right to participate in an additional $150 million investment in the Company, on substantially similar terms as the New Investment, as well as a right of first offer to participate in future public or qualifying private issuance of debt or equity securities by WCG for two years following consummation of the Plan.

    o Termination Events. If the Restructuring Agreement is assumed by the Debtors, it will terminate upon written notice from the terminating party or parties if any of the conditions set forth below occurs, provided, however, that such termination requires a vote of such of the Lenders party to the Restructuring Agreement as constitute the "Required Lenders" under the Credit Agreement, or a vote by Noteholders that are parties to the Restructuring Agreement who hold not less than 51% of such group's Note holdings:

        o the Plan is not consummated by July 15, 2002, provided, however, that such deadline can be extended to October 15, 2002 on the following conditions (i) the prepayment of $50 million of the $250 million prepayment due under the Credit Agreement upon consummation of the Plan; (ii) the satisfaction by the Company of certain EBITDA tests under the Credit Agreement (as modified by the interim amendment described above); (iii) the Debtors shall have filed the Plan and proposed Disclosure Statement with the Court; (iv) a date shall have been set for a hearing on the proposed Disclosure Statement; and (v) the Debtors shall be prosecuting the Plan in good faith; or

        o the Plan contains terms materially inconsistent with or less favorable than those described in the Restructuring Agreement, or the Plan is modified in any way that makes it materially inconsistent with or less favorable than the terms set forth in the Restructuring Agreement; or

        o WCG shall have failed to procure a commitment from a qualified investor for the New Investment by the date of the voting deadline set forth the Plan; or

        o the Debtors shall have failed to file the Plan and Disclosure Statement on or before May 20, 2002; or

        o the Cash Collateral Order shall not have been entered on before May 20, 2002, or the Debtors' authorization to use the Cash Collateral shall have been terminated without the consent of the Agent for the Lenders, acting at the direction of the Consenting Lenders which constitute the Required Lenders as such term is defined under the Credit Agreement; or

        o an Event of Default occurs under the Credit Agreement (as amended by the interim amendment) and is continuing without waiver by the Required Lenders; or

        o the Company shall seek or another person shall obtain a judicial order or judgment that affects adversely or alters in any respect the rights and remedies of the Lenders with respect to WCL or its property; or

        o the Debtors shall have failed to propose in the Plan the separate classification of the claims arising under the senior redeemable notes (other than those subordinated pursuant to section 510(b) of the Bankruptcy Code).

    On April 30, 2002, the Debtors filed a motion to assume the Restructuring Agreement. The motion is pending before the Bankruptcy Court. There can be no assurances that the Bankruptcy Court will authorize the assumption of the Restructuring Agreement by the Debtors.

    Previously, WCG entered into an agreement dated as of February 23, 2002, with its former parent, TWC providing that TWC would support and vote to accept a chapter 11 plan for the Company that provides certain treatment of the claims of TWC, subject to certain conditions (the "TWC Plan Support Agreement"). These conditions include providing for the treatment of certain of TWC's unsecured claims in a manner substantially identical to the claims of the holders of WCG's senior redeemable notes, and not impairing the claims of TWC arising from certain service agreements and sale and subsequent leaseback agreements.

    The Restructuring Agreement and the TWC Plan Support Agreement represent a framework for a comprehensive restructuring of the Company's balance sheet. However, the success of that restructuring is

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)



dependent, among other things, upon whether the Debtors (i) prepare and file a chapter 11 plan and related proposed disclosure statement embodying the provisions of the Restructuring Agreement and TWC Plan Support Agreement; (ii) obtain a ruling from the Bankruptcy Court that the disclosure statement contains "adequate information" as that term is used in section 1125 of the Bankruptcy Code; (iii) obtain the requisite votes to confirm the chapter 11 plan; (iv) satisfy all the conditions to consummation of the chapter 11 plan, including obtaining outside funding of $150 million; and (v) satisfy all these conditions within the timeframes set forth in the Restructuring Agreement.

    In order to obtain the requisite votes to confirm a chapter 11 plan under section 1129 of the Bankruptcy Code, the plan must be accepted by at least one impaired class of creditors. Within that class, the plan must be accepted by creditors holding at least two-thirds in amount and more than one-half in number of the allowed claims held by creditors voting. Consequently, the Company cannot assure that a chapter 11 plan will be approved by creditors or by the Bankruptcy Court on the terms described herein.

2. SEGMENT REVENUES AND PROFIT (LOSS)

    The Company evaluates performance based upon segment profit or loss from operations which is operating EBITDA. Operating EBITDA as defined by the Company, represents earnings before interest, income taxes, depreciation and amortization and other unusual, non-recurring or non-cash items, such as asset impairments and restructuring charges, equity earnings or losses and minority interest. Operating EBITDA for 2001 also excludes lease costs attributable to the Company's operating lease agreement covering a portion of the Company's fiber-optic network (operating lease costs). A reconciliation of operating EBITDA to loss from operations is provided below. Intercompany sales are generally accounted for as if the sales were to unaffiliated third parties.



                                                          EMERGING
                                          NETWORK         MARKETS           OTHER       ELIMINATIONS        TOTAL
                                        ------------    ------------    ------------    ------------    ------------
                                                                       (IN THOUSANDS)
THREE MONTHS ENDED MARCH 31, 2002
Revenues:
   Capacity and other                   $    259,748    $     38,845    $         --    $         --    $    298,593
   Intercompany                               11,091              64              --         (11,155)             --
                                        ------------    ------------    ------------    ------------    ------------
Total segment revenues                  $    270,839    $     38,909    $         --    $    (11,155)   $    298,593
                                        ============    ============    ============    ============    ============
Costs of sales:
   Capacity and other                   $    231,861    $     27,540    $         --    $         --    $    259,401
   Intercompany                                   64          11,091              --         (11,155)             --
                                        ------------    ------------    ------------    ------------    ------------
Total cost of sales                     $    231,925    $     38,631    $         --    $    (11,155)   $    259,401
                                        ============    ============    ============    ============    ============

Operating EBITDA:
   Loss from operations                 $   (136,453)   $    (29,205)   $       (355)   $         --    $   (166,013)
   Adjustments to reconcile loss from
     operations to operating EBITDA:
     Depreciation                            127,866          12,280              --                         140,146
     Other:
       Asset impairments and                                                                      --
       restructuring charges                   8,580           2,204             377                          11,161
       Gain on sale of assets                 (3,912)             --              --              --          (3,912)
                                        ------------    ------------    ------------    ------------    ------------
Operating EBITDA                        $     (3,919)   $    (14,721)   $         22    $         --    $    (18,618)
                                        ============    ============    ============    ============    ============

                       WILLIAMS COMMUNICATIONS GROUP, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)




                                                     EMERGING
                                         NETWORK      MARKETS      OTHER     ELIMINATIONS    TOTAL
                                        ---------    ---------    ---------  ------------   ---------
                                                               (IN THOUSANDS)
THREE MONTHS ENDED MARCH 31, 2001
Revenues:
   External customers:
     Dark fiber                         $   7,851    $      --    $      --    $      --    $   7,851
     Capacity and other                   227,885       40,328           --           --      268,213
                                        ---------    ---------    ---------    ---------    ---------
   Total external customers               235,736       40,328           --           --      276,064
   Intercompany                            13,087           95           --      (13,182)          --
                                        ---------    ---------    ---------    ---------    ---------
Total segment revenues                  $ 248,823    $  40,423    $      --    $ (13,182)   $ 276,064
                                        =========    =========    =========    =========    =========
Costs of sales:
   Dark fiber                           $   2,954    $      --    $      --    $      --    $   2,954
   Capacity and other                     226,941       24,963           --           --      251,904
   Intercompany                                95       13,087           --      (13,182)          --
                                        ---------    ---------    ---------    ---------    ---------
Total cost of sales                     $ 229,990    $  38,050    $      --    $ (13,182)   $ 254,858
                                        =========    =========    =========    =========    =========

Operating EBITDA:
   Loss from operations                 $(125,151)   $ (15,491)   $    (989)   $      --    $(141,631)
   Adjustments to reconcile loss from
     operations to operating EBITDA:
     Depreciation and amortization         77,785        7,330           98           --       85,213
     Operating lease costs                 11,847           --           --           --       11,847
                                        ---------    ---------    ---------    ---------    ---------
Operating EBTIDA                        $ (35,519)   $  (8,161)   $    (891)   $      --    $ (44,571)
                                        =========    =========    =========    =========    =========



                          TOTAL ASSETS
                   ---------------------------
                     MARCH 31,    DECEMBER 31,
                       2002          2001
                   ------------   ------------
                         (IN THOUSANDS)

Network            $  4,317,395   $  4,446,479
Emerging Markets        239,626        230,155
Other                 1,107,877      1,315,392
                   ------------   ------------

  Total            $  5,664,898   $  5,992,026
                   ============   ============


3. ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES

    Asset impairments and restructuring charges for the three months ended March 31, 2002 represent restructuring charges incurred in first quarter 2002 due to workforce reductions of approximately 750 employees as part of the Company's efforts to reduce 2002 planned controllable costs in conjunction with the restructuring of its balance sheet.

    During first quarter 2002, the Company prepared impairment tests on a going concern basis, and its remaining basis at the end of the period in its long-lived assets was determined to be recoverable through future cash flows. As noted above, WCG and CG Austria commenced the Chapter 11 Case during second quarter 2002. Further adjustments to the carrying value may be necessary because of changes to estimates of future cash flows or differences between accounting for impairments of long-lived assets under Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and accounting for such assets under "Fresh Start Accounting" as described in SOP 90-7. These differences between SFAS 144 and SOP 90-7 include, but may not be limited to, the revaluation of all assets to fair value, further

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)



revisions of the underlying cash flow assumptions, revised assumptions underlying assets to be held for use versus assets to be sold, or estimates or appraisals for the purpose of determining and/or establishing a new enterprise value.

    As of March 31, 2002, the Company had unamortized debt issuance costs of $98.6 million included in other assets and deferred charges and debt discount of $10.1 million included in long-term debt. These amounts are amortized as additional interest expense over the estimated life of the associated debt with maturity dates ranging from 2004 to 2010. In addition, as of March 31, 2002, the Company had unamortized preferred stock issuance costs of $7.5 million included as a reduction to the carrying value of the Company's redeemable cumulative convertible preferred stock. The preferred stock issuance costs are amortized over the life of the preferred stock. As a result of the commencement of the Chapter 11 Case in second quarter 2002, the Company will reassess the remaining useful life of the unamortized issuance costs and debt discount. Although the assessment is not yet complete, the Company anticipates that it may record a charge of approximately $103 million in second quarter 2002.

4. OTHER OPERATING INCOME, NET

    Transactions included in segment profit (loss)

    For the three months ended March 31, 2002, the Company recorded other operating income of $18.0 million including settlement gains of $17.6 million related to various agreements.

    Transactions excluded from segment profit (loss)

    The Company recorded other operating income of $3.9 million for the three months ended March 31, 2002 related to revisions of estimated costs associated with the sale of SUSA fiber in fourth quarter 2001.

5. INCOME FROM INVESTMENTS

    Income from investments for the three months ended March 31, 2002 was not significant.

    The Company sold portions of its investments in certain marketable equity securities for gross realized gains and losses of $24.4 million and $28.0 million, respectively, for the three months ended March 31, 2001.

    The Company recognized a loss of $59.2 million for the three months ended March 31, 2001, related to write-downs of certain marketable equity securities resulting from management's determination that the decline in the value of these investments was other than temporary.

    The Company also recorded income of $24.3 million for the three months ended March 31, 2001 from the change in market value of cashless collars on certain marketable equity securities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended since the cashless collars did not qualify as a hedge. The cashless collar was terminated in first quarter 2001 yielding proceeds of $24.3 million.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)




6. BENEFIT (PROVISION) FROM INCOME TAXES

    The benefit (provision) from income taxes includes:


                                          THREE MONTHS ENDED
                                               MARCH 31,
                                         2002             2001
                                      ------------    ------------
                                            (IN THOUSANDS)
Current:
   Federal                            $         --    $         --
   State                                        (5)            (29)
   Foreign                                      --              --
                                      ------------    ------------
                                                (5)            (29)
Deferred:
   Federal                                      54         (36,301)
   State                                        10          (6,740)
   Foreign                                      --              --
                                      ------------    ------------
                                                64         (43,041)
                                      ------------    ------------
     Total benefit (provision)        $         59    $    (43,070)
                                      ============    ============

    The tax benefit for the three months ended March 31, 2002 reflects fully reserving, through a valuation allowance, the Company's net deferred tax assets for which utilization has not been demonstrated.

    The tax provision for the three months ended March 31, 2001 reflects fully reserving, through a valuation allowance, the Company's net deferred tax assets. Reductions to the fair value of marketable equity securities reduced the associated deferred tax liabilities creating deferred tax assets for which the utilization has not yet been demonstrated. The valuation allowance represents a reserve against the Company's net deferred tax assets, primarily resulting from net operating loss carryforwards, which may not be utilized.

    Effective with the spin-off of WCG from TWC in April 2001, the existing tax sharing agreement with TWC was amended to address pre spin-off tax attributes. Under the amendment, TWC retains all rights and obligations with respect to tax attributes of WCG for all periods prior to WCG's initial public offering. In the event of any final determination with respect to a WCG tax attribute that arose from the time of WCG's initial public offering to the date of the spin-off of WCG from TWC, WCG will pay TWC for any determination resulting in a detriment as compared to previous amounts filed and TWC shall pay WCG for any determination resulting in favorable tax consequences as compared to amounts filed. Tax attributes of WCG arising subsequent to the spin-off date are rights and obligations of WCG. Applying the amendment in first quarter 2001 would not have resulted in any change to the tax provision for the three months ended March 31, 2001.

7. LOSS PER SHARE

    For the periods presented, diluted loss per common share is the same as the basic calculation as the inclusion of any stock options and convertible preferred stock would be antidilutive since the Company reported a net loss for these periods. Stock options and convertible preferred stock of 8.8 million shares for both the three months ended March 31, 2002 and 2001, respectively, have been excluded from the computation of diluted loss per common share.

8. NOTES RECEIVABLE

    In February 2002, America Movil, S.A. de C.V. prepaid its non-interest bearing note of $90.0 million from the sale of Algar Telecom Leste, S.A. ("ATL") by paying a discounted amount of $88.8 million.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)



    In March 2002, the Company settled a note receivable for proceeds of $19.3 million of which $6.1 million was recorded as other operating income.

    In April 2002, Platinum Equity LLC paid $30 million ($21 million in principal and $9 million in interest) on its $75 million promissory note from the sale of Solutions in 2001.

9. DEBT AND OTHER FINANCING ARRANGEMENTS

    Debt consisted of the following:


                                                                            WEIGHTED-
                                                                            AVERAGE
                                                                            INTEREST       MARCH 31,        DECEMBER 31,
                                                                              RATE           2002                2001
                                                                           ----------     ------------      ------------
                                                                                                 (IN THOUSANDS)

Senior redeemable notes, 10.70% - 11.875%, due 2007 - 2010                     11.1%      $  2,438,895      $  2,438,692
Senior secured notes due 2004                                                   8.3%         1,400,000         1,400,000
Credit agreement                                                                5.8%           975,000           975,000
Asset defeasance program                                                         --                 --           750,000
Unsecured note to TWC associated with termination of the asset
    defeasance program                                                         12.0%           753,867                --
Other                                                                           5.6%           341,370           347,575
                                                                                          ------------      ------------
                                                                                             5,909,132         5,911,267
Less current maturities                                                                     (1,240,818)          (72,488)
                                                                                          ------------      ------------
Long-term debt                                                                            $  4,668,314      $  5,838,779
                                                                                          ============      ============

----------

*  As of March 31, 2002

Existing debt

    The senior redeemable notes are unsecured obligations of WCG. Approximately $2.4 billion of such notes are currently outstanding. On April 1, 2002, WCG did not make interest payments totaling approximately $91 million due under the terms of one of the senior redeemable notes indentures. The failure to make that payment resulted in a default under that indenture. In addition, the filing of WCG's voluntary petition under chapter 11 resulted in a default under each of the indentures governing the senior redeemable notes.

    The $1.4 billion senior secured notes mature in 2004 and were issued by WCG Note Trust, a wholly-owned subsidiary of WCL, and were guaranteed by TWC. In March 2002, TWC secured the consents of holders of the senior secured notes to amend certain provisions of the related indenture that would have caused the acceleration of the notes in the event of a WCG bankruptcy filing or certain other events. The amendment also affirmed TWC's obligation to make all payments under the notes in the event WCG Note Trust fails to do so and allows TWC to fund these payments from any available sources. On April 5, 2002, TWC filed a Registration Statement on Form S-4 with the Securities and Exchange Commission proposing to exchange all of the $1.4 billion senior secured notes issued by WCG Note Trust for new unsecured notes of TWC. WCG Note Trust is obligated to reimburse TWC for the payments discussed above with the exception of the March and September 2002 interest payments totaling approximately $115 million. The forgiveness of the March and September 2002 interest payments is being accounted for as a prospective adjustment to the effective interest rate of the senior secured notes over the remaining life of the notes. However, as a result of the commencement of the Chapter 11 Case, the Company will apply SOP 90-7 effective April 22, 2002. The effect of adopting SOP 90-7 is being evaluated by the Company but could result in a gain in second quarter 2002 related to interest accrued on its senior secured notes which was forgiven pursuant to the agreement with TWC. WCG Note Trust's obligation to reimburse TWC

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)



is secured by a $1.5 billion note issued by WCG to WCG Note Trust. Consequently, to the extent TWC makes payments under these notes for which it is entitled to reimbursement, TWC will have an unsecured claim against WCG as a result of its security interest in the $1.5 billion note issued by WCG to WCG Note Trust.

    WCL is the obligor under the Credit Agreement and has pledged substantially all of its assets (other than those associated with the asset defeasance program, the sale and subsequent leaseback agreements and PowerTel) to secure its obligations under that agreement. In addition, WCL's obligations are guaranteed by WCG and secured by substantially all of the assets of WCG. In connection with the Restructuring Agreement, WCL and the Consenting Lenders entered into an amendment of the Credit Agreement (the "Interim Amendment"). The Interim Amendment will be effective until the Debtors consummate the Plan provided for in the Restructuring Agreement, at which time the lenders will execute a permanent amendment and restatement of the Credit Agreement according to the terms set forth in the Restructuring Agreement. Among other things, the Interim Amendment provides for:

    o A principal prepayment of $200 million under the outstanding Credit Agreement to be made by WCL upon the effectiveness of the amendment. WCL made this payment on April 22, 2002.

    o An additional principal prepayment of $250 million to be made by WCL upon the effective date of the Plan.

    o A waiver under the Credit Agreement of all defaults and events of default occurring prior to April 22, 2002, so long as there is no occurrence of a subsequent default, as well as the amendment of certain other provisions of the Credit Agreement to avoid the occurrence of events of default as a result of the commencement of the Chapter 11 Case.

    o The removal of the lenders' obligations under the Credit Agrement to make any revolving loans, although WCL may still request the limited issuance of cash-collateralized letters of credit.

    o The addition of certain reporting requirements on WCG and WCL and the requirement that WCL fund its operations in accordance with certain rolling 13 week cash forecasts as well as its business plan provided to the lenders under the Credit Agreement in March 2002.

    o The repayment by WCL of $25 million of certain intercompany debt owed to WCG, which will be used to fund WCG's expenses during the Chapter 11 Case, so long as such expenses are funded in accordance with the Cash Collateral Order approved by the Bankruptcy Court, including a budget for WCG described in the Cash Collateral Order.

    o The elimination of substantially all financial covenants except for the requirement that WCL maintain a minimum cash balance in accounts controlled by the lenders of $350 million until June 30, 2002 and $200 million thereafter and the requirement to meet EBITDA results, as defined, for second quarter 2002.

    o   An increase in the interest rate by 1.5%.

    o The addition of certain additional restrictions on new investments by WCG and WCL in unrestricted subsidiaries and foreign subsidiaries as well as restrictions on other types of investments and the incurrence of additional debt.

    o The addition of new events of default under the Credit Agreement, including but not limited to:

        o the dismissal of the Chapter 11 Case, the conversion of such case to a chapter 7 proceeding under the Bankruptcy Code, or the appointment of a chapter 11 trustee;

        o the granting of relief from the automatic stay in the Chapter 11 Case to anyone other than the lenders;

        o the failure of the Plan set forth in the Restructuring Agreement to become effective by July 15, 2002, provided that such date may automatically be extended to October 15, 2002 if (i) WCL makes an additional principal prepayment of $50 million on the outstanding credit agreement on July 15, 2002 (which prepayment will reduce the $250 million prepayment that is required to be made by WCL on the effective date of WCG's plan of reorganization), (ii) EBITDA, as defined, for second quarter 2002, is within certain permitted parameters, (iii) WCG has filed and is diligently prosecuting the Plan, and (iv) a hearing has been scheduled to consider the disclosure statement,

        o the Cash Collateral Order has not been entered by the Bankruptcy Court by May 20, 2002,

        o the Restructuring Agreement is breached by WCG or WCL or a termination event (as defined in the Restructuring Agreement) occurs.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)



    o not reaching an agreement with the administrative agent of the bank group by July 15, 2002 with respect to the ultimate amount, timing, conditions precedent and covered individuals for any amounts to be paid pursuant to a retention program.

    The unsecured note issued by WCG to TWC of approximately $754 million is associated with the termination of WCL's asset defeasance program. As previously disclosed, the asset defeasance program related to the obligations of WCL as lessee on a lease agreement covering a portion of its fiber-optic network. The total cost of the network assets covered by the lease agreement was approximately $750 million. TWC guaranteed WCL's obligations under the lease. In March 2002, as one of the steps to achieve a comprehensive restructuring, WCL exercised its right under the lease to acquire ownership of these assets. Pursuant to an intercreditor agreement among the Company, WCL, TWC and WCL's bank group, TWC was obligated to fund the purchase price of the network assets covered by the asset defeasance program. In exchange for making that payment, TWC was entitled to receive debt from WCG in the amount of approximately $754 million that is subordinate to, and neither matures nor requires any payments to be made earlier than one year after the maturity of, WCL's Credit Agreement. On March 29, 2002, TWC funded the purchase price and network assets were transferred to WCL. WCG tendered an unsecured note to TWC for approximately $754 million and otherwise complied with the requirements specified above. TWC has not yet accepted the note and has sent WCG a letter reserving all of its rights with respect to the transaction and the unsecured note delivered by WCG.

    Included in the "other" category of debt is approximately $259 million owed to TWC. In September 2001, the Company sold its Technology Center building and other ancillary assets to TWC for approximately $276 million in cash. Concurrent with the sale, the Company leased the Technology Center building for a period of ten years and other ancillary assets for a period of three to ten years with varying payment terms. The Company has an option to repurchase and TWC has the right to sell the Technology Center building to the Company at the expiration date of the lease for approximately $92 million. The Company also has the option to repurchase and TWC has the right to sell certain ancillary assets to the Company at the expiration date of the lease at their stated fair market value per the lease. In the event neither the Company nor TWC exercises these options, the property will remain owned by TWC.

    On April 25, 2002, TWC notified the Company that the commencement of the Chapter 11 Case is an event of default under certain agreements with TWC including the sale and subsequent leaseback agreements. TWC has informed the Company that TWC is studying the default situation very carefully; that TWC has not yet determined its course of action but reserves its rights to enforce the terms of the agreements with respect to the event of default and seek all applicable remedies at law and equity.

    In February 2002, the Company advanced PowerTel 16 million Australian dollars (or $8.3 million) in the form of a subordinated loan in order to satisfy certain conditions of the restructuring plan with its bank group due to PowerTel's violation of two covenant requirements for the three months ending December 31, 2001. In March 2002, as part of an approved restructuring plan with its bank group, PowerTel received waivers from its bank group related to the covenant violations. Under the approved restructuring plan, PowerTel will have access to its remaining bank facility beginning September 1, 2002, which has been reduced by 50 million Australian dollars leaving a remaining balance of approximately 29 million Australian dollars.

Proposed debt restructuring

    As set forth in greater detail in Note 1, on April 22, 2002, WCG and CG Austria commenced the Chapter 11 Case. Prior to the commencement of the Chapter 11 Case, the Company entered into the Restructuring Agreement with the Consenting Lenders and the Consenting Noteholders and the TWC Plan Support Agreement with TWC. Pursuant to these agreements, the parties thereto agreed to support the Plan on the terms described therein, subject to certain conditions. If that Plan is confirmed and consummated, the Company's long-term debt will be restructured in the following manner:

    o All allowed claims arising under the senior redeemable notes would be extinguished, and the holders thereof would be given their pro rata share of 100% of the new common stock of reorganized WCG .

    o All allowed unsecured claims of TWC against WCG (including WCG's obligations related to the $1.4 billion senior secured notes that are guaranteed by TWC and the approximately $754 million unsecured note held by TWC with respect to the termination of the asset defeasance program on March 29, 2002) would be extinguished, and TWC would be given its pro rata share of 100% of the new common stock of reorganized WCG.

    o The Company will obtain additional funding of $150 million from the issuance of debt or equity and will use that cash, together with cash on hand of $300 million, to prepay $450 million (which includes $200 million paid on April 22, 2002) of upcoming maturities under the Credit Agreement, thus reducing amounts outstanding to $525 million. The Debtors' guarantees of amounts outstanding under the Credit Agreement will be reinstated and unimpaired.

    o The claims of TWC arising from the sale and subsequent leaseback transaction with WCL and its subsidiaries will remain unimpaired.

    o All other long-term debt obligations of WCL and its subsidiaries will be unimpaired.

    As further set forth in the "General" section to these notes, there can be no assurances that the Plan will be confirmed, or that the Company will accomplish its goal of a comprehensive debt restructuring. If TWC was to exercise its remedies under the sale and subsequent leaseback agreements and demand payment of amounts owed, or if the Company was unable to meet the conditions of the Restructuring Agreement, there would be a termination event under the terms of the Restructuring Agreement. A termination event would allow the Company's creditors to declare all amounts outstanding, including accrued interest or other obligations, to be immediately due and payable and allow them to proceed against the collateral granted to them, if any, to secure the debt. The Company does not have existing liquidity sufficient to pay all amounts that would become due as a result of defaults under its debt agreements and, thus, would have to find other means of liquidity, enter into separate agreements to restructure its debt agreements, commence a chapter 11 case at the operating company level in order to avoid the material adverse effects associated with creditors foreclosing or exercising other remedies.

    Because there can be no assurances that the Company can remain in compliance with all of its covenants, the Company has classified the entire balance of amounts owed under the sale and subsequent leaseback agreements and under the Credit Agreement as current, even though TWC has not exercised any remedies, there are no existing events of default under the Credit Agreement and the Company's plan of reorganization does not assume having to repay either debt on accelerated terms. The amounts owed under the Company's debt agreements which are subject to the pending Chapter 11 Case have been classified as non-current.

10. REDEEMABLE CUMULATIVE CONVERTIBLE PREFERRED STOCK

    The Company has paid its preferred stock dividends through January 2002. The Company has discretion to defer the payments of its preferred stock dividends for up to six quarters without triggering certain rights of holders of the preferred stock. In February 2002, the Company adopted a policy such that it will not declare or pay dividends on the preferred stock until such time as the market price of the common stock equals or exceeds $5.00 per share. As of March 31, 2002, the Company's accrued and unpaid dividends on its preferred stock were $3.5 million.

    As discussed in Note 1, WCG has commenced a Chapter 11 Case. Because of the priority requirements of the Bankruptcy Code, if the Plan as contemplated by the Restructuring Agreement is consummated, the holders of the preferred stock will receive no distribution under the Plan and the preferred stock will be cancelled.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


11. COMPREHENSIVE LOSS



    Comprehensive loss is as follows:
                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                    ---------------------------
                                                                        2002            2001
                                                                    ------------   ------------
                                                                           (IN THOUSANDS)

Net loss                                                            $   (283,301)  $   (302,174)
   Other comprehensive income (loss):
       Unrealized loss on securities                                      (4,012)      (173,469)
       Less: reclassification adjustment for net losses (gains)
         realized in net loss                                                (48)        62,776
                                                                    ------------   ------------
        Net unrealized loss                                               (4,060)      (110,693)
        Foreign currency translation adjustments                           1,957        (19,361)
                                                                    ------------   ------------
   Other comprehensive loss before taxes                                  (2,103)      (130,054)
   Income tax benefit (provision) on other comprehensive income
      (loss)                                                                 (63)        42,921
                                                                    ------------   ------------

Comprehensive loss                                                  $   (285,467)  $   (389,307)
                                                                    ============   ============

12. CONTINGENCIES

     Litigation

    The Company is subject to various types of litigation in connection with its business and operations.

    On January 29, 2002, the first of numerous putative federal securities class actions was filed in the U.S. District Court for the Northern District of Oklahoma, against WCG, TWC, Keith Bailey, the Chairman of TWC, Howard Janzen, and Scott Schubert, respectively, the CEO and CFO of WCG. The putative class members in all of the cases are purchasers of the securities of TWC and/or the securities of WCG between July 24, 2000, and January 29, 2002. The complaints allege that the defendants violated federal securities acts by issuing a series of alleged misrepresentations to the market between July 24, 2000, and January 29, 2002. The actions have been consolidated into one case styled In re:
Williams Securities Litigation. The Company believes that the allegations are without merit.

    A number of suits attempting to achieve class action status seek damages and other relief from the Company based on allegations that the Company installed portions of its fiber-optic cable without all necessary landowner consents. These allegations relate to use of rights-of-way licensed by railroads, state departments of transportation, and others controlling pre-existing right-of-way corridors. The putative members of the class in each suit are those owning the land underlying or adjoining the right-of-way corridors. Similar actions have been filed against all major carriers with fiber-optic networks. It is likely that additional actions will be filed. The Company believes it obtained sufficient rights to install its cable and that the attempts to include these landowners in a class action suit are subject to challenge on procedural grounds.

    The Company and other major carriers are seeking to settle the class action claims referenced above relating to the railroad rights-of-way through an agreed class action filed in the U.S. District Court for the District of Oregon on January 31, 2002. On that same day, the plaintiffs and defendants jointly asked the Court to approve a settlement. The settlement, if approved by the Court, should settle the majority of the claims in the putative nationwide and statewide class actions referenced above. The Company expects the settlement not to exceed $14 million.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


    On August 28, 2001, Platinum Equity LLC sent formal notice that it believes the Company owes it approximately $47 million arising from a recalculation of the net working capital of the domestic, Mexican, and Canadian professional services operations of the Solutions segment sold to Platinum Equity LLC. Pursuant to the provisions of the sale agreement, the parties have submitted the dispute to an independent public accounting firm for binding resolution.

    On July 24, 2001, Thoroughbred Technology and Telecommunications, Inc. ("TTTI") filed suit against WCL in the U.S. District Court for the Northern District of Georgia for claims that include breach of contract with respect to a fiber-optic fiber installation project that TTTI was constructing for itself and others, including WCL. TTTI seeks damages in excess of $37 million. WCL alleges various defenses, including significant warranty and breach of contract claims on the part of TTTI. On May 9, 2002, the Court granted TTTI's motion for partial summary judgment on the issue of WCL's liability for breach of contract finding that WCL did not have the right to terminate the contract. WCL's warranty and breach of contract claims remain pending. The amount of damages will not be established until a ruling is made regarding the claims of both parties.

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

    The Company was notified by the Oklahoma Department of Securities (the "Department") that an Order of Investigation was issued on April 26, 2002, to the Company and TWC. In that order, the Department expressed its intention to investigate unspecified allegations that the Company and TWC may have violated the Oklahoma Securities Act. The Company is cooperating fully with the Department. At this time, neither the scope of the Department's investigation nor the likely outcome of any such investigation can be determined. The Company believes that all of its actions and disclosures have been in full compliance with the Oklahoma Securities Act.

    The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management upon advice from legal counsel, the ultimate resolution of all claims, legal actions and complaints after consideration of amounts accrued, insurance coverage or other indemnification arrangements is not expected to have a materially adverse effect upon the Company's future financial position, results of operations or cash flows.

     Other

    SBC, the Company's largest customer, may terminate its provider agreements with the Company if any of the following occurs:

    o The Company begins to offer retail long distance voice transport or local exchange services on its network except in limited circumstances;

    o The Company materially breaches its agreements with SBC causing a material adverse effect on the commercial value of the relationship to SBC; or

    o The Company has a change of control without SBC's consent (regarding which, SBC has notified the Company that it reserves its right to claim that the spin-off of the Company from TWC constituted a change of control).

    The Company may terminate the provider agreements if any of the following occurs:

    o   SBC has a change of control

    o There is a material breach by SBC of the agreements, causing a material adverse effect on the commercial value of the relationship to the Company.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


    Either party may terminate a particular provider agreement if the action or failure to act of any regulatory authority materially frustrates or hinders the purpose of that agreement. There is no monetary remedy for such a termination. In the event of termination due to its actions, the Company could be required to pay SBC's transition costs of up to $200 million. Similarly, in the event of termination due to SBC's actions, SBC could be required to pay the Company's transition costs of up to $200 million, even though the Company's costs may be higher.

13.  RECENT ACCOUNTING STANDARDS

    Under SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 applies to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, adoption of SFAS No. 142 is required in fiscal years beginning after December 15, 2001. As of December 31, 2001, the Company has fully impaired its goodwill and other intangible assets. There was no impact on the Company's results of operations and financial position upon adopting SFAS No. 142.

    In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The Statement, effective for fiscal years beginning after June 15, 2002, requires companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion of construction or shortly thereafter. The FASB decided to limit the scope to legal obligations and the liability will be recorded at fair value. The effect of adopting this standard on the Company's results of operations and financial position is currently being evaluated.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement, effective for fiscal years beginning after December 15, 2001, provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company's approach for impairment under SFAS No. 121 is consistent with the provisions under SFAS No. 144. Accordingly, the effect of adopting this standard on the Company's results of operations and financial position was not different than had the Company continued to operate under SFAS No. 121.

    In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Statement 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary. Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. Statement 145 also makes technical corrections to other existing pronouncements. The provisions of this Statement are generally applicable for fiscal years beginning or transactions occurring after May 15, 2002. However, early application of the provision of this Statement is encouraged and may be applied as of the beginning of the fiscal year or as of the

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)



beginning of the interim period in which this Statement was issued. The effect of adopting this standard on the Company's results of operations and financial position is currently being evaluated.

14. RELATED PARTY TRANSACTIONS

     As disclosed in the Company's Form 10-K for the year 2001, the Compensation Committee of the board of directors of WCG established a program to award annual retention bonuses over a period of five years in the aggregate amount of $13 million to certain executives to be applied, after deduction of applicable withholding taxes, solely against their respective outstanding principal loan balances. Under the program, the affected executives are responsible for any other taxes associated with their respective benefits. Pursuant to the terms of the respective retention bonus agreements, each of the executives elected to defer the first two payments, which means that the executives will not receive any benefits under the program until the year 2003. On April 15, 2002, the Company, acting on approval of the Compensation Committee entered into an amendment to the retention bonus agreement entered into with Scott Schubert, Chief Financial and Corporate Services Officer of the Company, providing that program benefits earned by Mr. Schubert will be increased to include the amount necessary to pay all associated taxes.

    Under existing compensation policies, each director has received $1,000 per meeting of the board and between $500 and $750 per committee meeting, depending on the committee. On April 18, 2002, following consultation with an outside compensation consultant, the board of directors altered the form and amount of director compensation to be $1,000 per meeting, regardless of whether it is a meeting of the board or any given committee, effective January 1, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion contains forward-looking statements that reflect WCG's plans, estimates and beliefs. WCG's actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in "Forward-Looking Statements."

BALANCE SHEET RESTRUCTURING

    See Notes 1 and 9 to the condensed consolidated financial statements discussing the Company's efforts to undertake a comprehensive balance sheet restructuring, including the use of chapter 11 cases under the Bankruptcy Code for WCG and CG Austria, entering into the Restructuring Agreement and the TWC Plan Support Agreement, and the status of the Company's debt obligations. That discussion is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES

    Accounting standards require information in financial statements about the accounting principles and methods used and the risks and uncertainties inherent in significant estimates. The Company believes that its financial statements and footnote disclosures present fairly, in all material respects, an accurate application of generally accepted accounting principles ("GAAP"). In an effort to reconcile the technical application of GAAP to the communication and disclosure of important information to facilitate and enhance an investor's understanding of a company's financial status, and the possibility and implication of changes in the financial and operating status of a company, the SEC issued Financial Reporting Release No. 60 (FR-60) in which it stated that it is considering new rules during 2002 to elicit more precise disclosures about the accounting policies that management believes are the most critical; that is, they are both most important to the portrayal of the company's financial condition and results, and they require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In addition, the SEC issued FR-61 to remind public companies of existing disclosure requirements and to suggest steps for meeting those requirements. In response to FR-60 and FR-61, and in anticipation of new rules, the Company is making the following comments, all of which should be read in conjunction with the financial statements including the accompanying footnotes:

    Impairments of long-lived assets

    Accounting standards require the Company to evaluate and test recoverability of long-lived assets or asset groups including goodwill and other intangibles whenever events or changes in circumstances indicate that its carrying value amount may not be recoverable. Whenever these "impairment indicators" are present, the company must estimate the future cash flows attributable to the assets and determine whether or not future cash flows, net of direct cash flows attributable to the generation of those revenues, result in recovery of the company's basis in those assets. If so, there is no impairment. If not, then the company must record an impairment charge equal to the difference between its basis in the assets and the fair value of the assets. The rules further require the company to determine whether it plans to use the assets or hold the assets for sale.

    During first quarter 2002, the Company prepared impairment tests on a going concern basis, and its remaining basis at the end of the period in its long-lived assets was determined to be recoverable through future cash flows. As discussed in the notes to the condensed consolidated financial statements, WCG and CG Austria commenced the Chapter 11 Case during second quarter 2002. Further adjustments to the carrying value may be necessary because of changes to estimates of future cash flows or differences between accounting for impairments of long-lived assets under SFAS No. 144 and accounting for such assets under "Fresh Start Accounting" as described in SOP 90-7. These differences between SFAS No. 144 and SOP 90-7 include, but may not be limited to, the revaluation of all assets to fair value, further revisions of the underlying cash flow assumptions, revised assumptions underlying assets to be held for use versus assets to be sold, or estimates or appraisals for the purpose of determining and/or establishing a new enterprise value.

    As of March 31, 2002, the Company had unamortized debt issuance costs of $98.6 million included in other assets and deferred charges and debt discount of $10.1 million included in long-term debt. These amounts are amortized as additional interest expense over the estimated life of the associated debt with maturity dates ranging from 2004 to 2010. As of March 31, 2002, the Company had unamortized preferred stock issuance costs of $7.5 million included as a reduction to the carrying value of the Company's redeemable cumulative convertible preferred stock. The preferred stock issuance costs are amortized over the life of the preferred stock. As a result of the commencement of the Chapter 11 Case in second quarter 2002, the Company will reassess the remaining useful life of the unamortized issuance costs and debt discount. Although the assessment is not yet complete, the Company anticipates that it may record a charge of approximately $103 million in second quarter 2002.

    Debt, preferred stock obligations and covenant compliance

    Despite the commencement of the Chapter 11 Case, the Company has agreements with the lenders under the Credit Agreement that are not directly affected by the Chapter 11 Case because no chapter 11 case has been commenced for WCL. These agreements contain various terms and calculations (collectively referred to as covenants) that require subjective and legal interpretations. The Company's ability to continue to classify the non-current portion of these obligations as long-term is dependent on its ability to continue to meet the covenant requirements listed in these debt agreements or obtain waivers or amendments in the event the Company cannot comply with its covenants or cure any instances of noncompliance. As discussed in Note 9 to the condensed consolidated financial statements, the Company has secured agreements and waivers for events of default occurring on, before or associated with its Chapter 11 Case with respect to its obligations under the Credit Agreement.

    Events of default occurring subsequent to the Company's commencement of the Chapter 11 Case are not covered by the waivers under the Credit Agreement. On April 25, 2002, TWC notified the Company that the commencement of the Chapter 11 Case is an event of default under certain agreements with TWC including the sale and subsequent leaseback agreements. TWC has informed the Company that TWC is studying the default situation very carefully; that TWC has not yet determined its course of action but reserves its rights to enforce the terms of the agreements with respect to the event of default and seek all applicable remedies of law and equity.

    If TWC was to exercise its remedies under the sale and subsequent leaseback agreements and demand payment of amounts owed, or if the Company was unable to meet the conditions of the Restructuring Agreement, there would be a termination event under the terms of the Restructuring Agreement. A termination event would allow the Company's creditors to declare all amounts outstanding, including accrued interest or other obligations, to be immediately due and payable and allow them to proceed against the collateral granted to them, if any, to secure the debt. The Company does not have existing liquidity sufficient to pay all amounts that would become due as a result of defaults under its debt agreements and, thus, would have to find other means of liquidity, enter into separate agreements to restructure its debt agreements, commence a chapter 11 case at the operating company level in order to avoid the material adverse effects associated with creditors foreclosing or exercising other remedies.

    Because there can be no assurances that the Company can remain in compliance with all of its covenants, the Company has classified the entire balance of amounts owed under the sale and subsequent leaseback agreements and under the Credit Agreement as current, even though TWC has not exercised any remedies, there are no existing events of default under the Credit Agreement and the Company's plan of reorganization does not assume having to repay either debt on accelerated terms. The amounts owed under the Company's debt agreements, which are subject to the pending Chapter 11 Case have been classified as non-current.

    On April 1, 2002, WCG did not make interest payments totaling approximately $91 million due under the terms of one of the senior redeemable notes indentures. The failure to make that payment resulted in a default under that indenture. In addition, the filing of WCG's voluntary petition under chapter 11 resulted in a default under each of the indentures governing the senior redeemable notes. All actions with respect to enforcement of rights under the senior redeemable notes are stayed by virtue of the commencement of the Chapter 11 Case.

    As of March 31, 2002, PowerTel has 71 million Australian dollars (or $37.9 million) outstanding under its bank facility. As of December 31, 2001, PowerTel was in violation of two covenant requirements and was in the process of negotiating a restructuring plan with its bank group. In February 2002, the Company advanced PowerTel 16 million Australian dollars (or $8.3 million) in the form of a subordinated loan in order to satisfy certain conditions of the restructuring plan. In March 2002, as part of the approved restructuring plan with its bank group, PowerTel received waivers from its bank group related to the covenant violations for the three months ending December 31, 2001. Under the approved restructuring plan, PowerTel will have access to its remaining bank facility beginning September 1, 2002. PowerTel's violation of covenant requirements does not cause any cross-defaults to the Company's other debt obligations.

    The Company has redeemable cumulative convertible preferred stock outstanding as of March 31, 2002 of approximately $243 million. The Company has paid its preferred stock dividends through January 2002. The Company has discretion to defer the payments of its preferred stock dividends for up to six quarters without triggering certain rights of holders of the preferred stock. In February 2002, the Company adopted a policy that it will not declare or pay dividends on the preferred stock until such time as the market price of the common stock equals or exceeds $5.00 per share. As of March 31, 2002, the Company's accrued and unpaid dividends on its preferred stock were $3.5 million. In accordance with existing GAAP, the preferred stock is classified on its balance sheet as mezzanine financing, meaning it is neither debt nor equity. Pending rules before the FASB would require classifying this security as debt, due in 2012. Because of the priority requirements of the Bankruptcy Code, if the Plan as contemplated by the Restructuring Agreement is consummated, the holders of the preferred stock will receive no distribution under the Plan and the preferred stock will be cancelled.

    Collections on notes receivable

    As of March 31, 2002, the Company has notes receivable outstanding of approximately $75 million primarily related to the sale of its Solutions business. In April 2002, Platinum Equity LLC paid $30 million ($21 million in principal and $9 million in interest) on its $75 million promissory note from the sale of Solutions in 2001. The Company is involved in a dispute with the purchaser of its Solutions business regarding the calculation of net working capital as defined in the agreement in which the purchaser claims that the Company owes approximately $47 million. The Company denies that a working capital adjustment of this magnitude is required. The matter has been submitted to an independent public accounting firm for binding resolution.

    Revenue Recognition

    The Company recognizes capacity revenues monthly as services are provided or as revenues are earned. As a result of accounting rules that became effective in June 1999, revenues from the Company's dark fiber IRU transactions are accounted for as operating leases and recognized over the life of the agreement. The Company has recognized one-time dark fiber IRU revenues only to the extent that title was transferred or to the extent that the fulfillment of the order was pursuant to an obligation that existed prior to June 1999.

    As part of the Company's strategy to be the low cost provider, the Company has entered into transactions such as buying, selling, swapping and/or exchanging capacity, conduit and fiber to complete and compliment its network. The Company has not recognized or recorded any one-time capacity or service revenues from these transactions. Depending upon the terms of the agreement, certain transactions are accounted for as pure asset swaps with no revenue and no cost recognition while certain transactions are accounted for as both revenue and cost over the corresponding length of time for each agreement.

TRANSACTIONS WITH SBC

    SBC is the Company's largest customer and was a related party due to the membership of an officer of SBC on the Company's board of directors. In first quarter 2002, the officer of SBC resigned his membership on the Company's board of directors. SBC purchases domestic voice and data long-distance and local transport services from the Company. Revenues from SBC for the three months ended March 31, 2002 and 2001 were approximately $122 million and $89 million, respectively. The Company purchases local transport services, platform services such as toll-free, operator, calling card and directory assistance services and international services such as transport and switched-voice services from SBC. These purchases from SBC were $36.2 million and $34.1 million for the three months ended March 31, 2002 and 2001, respectively.

    SBC may terminate the provider agreements if any of the following occurs:

    o The Company begins to offer retail long distance voice transport or local exchange services on its network except in limited circumstances;

    o The Company materially breaches its agreements with SBC causing a material adverse effect on the commercial value of the relationship to SBC; or

    o The Company has a change of control without SBC's consent (regarding which, SBC has notified the Company that it reserves its right to claim that the spin-off of the Company from TWC constituted a change of control).

    The Company may terminate the provider agreements if any of the following occurs:

    o   SBC has a change of control

    o There is a material breach by SBC of the agreements, causing a material adverse effect on the commercial value of the relationship to the Company.

    Either party may terminate a particular provider agreement if the action or failure to act of any regulatory authority materially frustrates or hinders the purpose of that agreement. There is no monetary remedy for such a termination. In the event of termination due to its actions, the Company could be required to pay SBC's transition costs of up to $200 million. Similarly, in the event of termination due to SBC's actions, SBC could be required to pay the Company's transition costs of up to $200 million, even though the Company's costs may be higher.

RESULTS OF OPERATIONS

    The table below summarizes the Company's consolidated results of operations:



                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                         ------------------------------
                                                             2002               2001
                                                         ------------      ------------
                                                               (IN THOUSANDS)
Revenues:
   Network                                               $    270,839      $    248,823
   Emerging Markets                                            38,909            40,423
   Other                                                           --                --
   Eliminations                                               (11,155)          (13,182)
                                                         ------------      ------------
     Total revenues                                           298,593           276,064
Operating expenses:
   Cost of sales                                              259,401           254,858
   Selling, general and administrative                         68,261            75,015
   Provision for doubtful accounts                              7,547             2,662
   Depreciation and amortization                              140,146            85,213
   Asset impairments and restructuring charges                 11,161                --
   Other income, net                                          (21,910)              (53)
                                                         ------------      ------------
     Total operating expenses                                 464,606           417,695
                                                         ------------      ------------
Loss from operations                                         (166,013)         (141,631)
Net interest expense                                         (131,086)          (82,483)
Investing income (loss):
   Interest and other                                           9,208             2,722
   Equity losses                                               (1,169)           (5,901)
   Income (loss) from investments                                 960           (38,537)
Minority interest in loss of consolidated subsidiary            4,684             6,608
Other income, net                                                  56               118
                                                         ------------      ------------
Loss before income taxes                                     (283,360)         (259,104)
Benefit (provision) from income taxes                              59           (43,070)
                                                         ------------      ------------
Net loss                                                 $   (283,301)     $   (302,174)
                                                         ============      ============


THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

CONSOLIDATED RESULTS

    The Company's net loss decreased $18.9 million due to an increase in investing income (loss) of $50.7 million and a decrease of $43.2 million related to the tax provision, partially offset by an increase in net interest expense of $48.6 million and an increase in loss from operations of $24.4 million.

    Emerging Markets and Network accounted for $13.7 million and $11.3 million of the increase in loss from operations, respectively. Other loss from operations decreased $0.6 million.

NETWORK

    The table below summarizes Network's results from operations:


                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                   ------------------------------
                                                       2002              2001
                                                   ------------      ------------
                                                           (IN THOUSANDS)
Revenues:
   Dark fiber                                      $         --      $      7,851
   Capacity and other                                   259,748           227,885
   Intercompany                                          11,091            13,087
                                                   ------------      ------------
     Total revenues                                     270,839           248,823
Operating expenses:
   Cost of sales                                        231,925           229,990
   Selling, general and administrative                   53,695            64,247
   Provision for doubtful accounts                        7,108             2,005
   Depreciation and amortization                        127,866            77,785
   Asset impairments and restructuring charges            8,580                --
   Other income, net                                    (21,882)              (53)
                                                   ------------      ------------
     Total operating expenses                           407,292           373,974
                                                   ------------      ------------
Loss from operations                               $   (136,453)     $   (125,151)
                                                   ============      ============

    Network's revenues increased $22.0 million, or 9%, primarily attributable to data and voice services provided to SBC of approximately $122 million for the three months ended March 31, 2002 compared to approximately $89 million for the three months ended March 31, 2001 and an increase of $43.5 million attributable to the acquisition of Ameritech Global Gateway Services ("AGGS") on September 28, 2001, of which $14.4 million relates to SBC and is included in the SBC revenues amount above. The increase in revenues is partially offset by contractual price re-rates, customer disconnects and $7.9 million lower revenues from dark fiber transactions entered into prior to June 30, 1999 and accordingly accounted for as sales type leases.

    Network's gross profit increased to $38.9 million for the three months ended March 31, 2002 from $18.8 million for the three months ended March 31, 2001. Gross margin increased to 14% for the three months ended March 31, 2002 from 8% for the three months ended March 31, 2001. The improvement in Network's gross profit is primarily a result of $11.8 million lower lease expense from the absence of lease costs associated with the Company's asset defeasance program (see Note 9 to the condensed consolidated financial statements) which have been replaced with interest expense in 2002, $5.3 million lower ad valorem taxes as a result of changes in fair values of the associated assets and $3.4 million of the increase is attributable to the acquisition of AGGS.

    Network's selling, general and administrative expenses decreased $10.5 million, or 16%, due primarily to lower payroll related expenses and the absence of costs associated with the spin-off from TWC in April 2001 in addition to certain corporate costs from TWC. Network's selling, general and administrative expenses decreased to 20% for the three months ended March 31, 2002 as a percentage of revenues from 26% for the three months ended March 31, 2001.

    Network's provision for doubtful accounts increased $5.1 million primarily due to general market conditions in the telecommunications industry.

    Network's depreciation and amortization increased $50.1 million, or 64%, primarily as a result of assets placed in service since March 31, 2001 and the addition of $750 million of assets associated with the Company's asset defeasance program, partially offset by the impairment of long-lived assets recorded in fourth quarter 2001.

    Network's asset impairments and restructuring charges for the three months ended March 31, 2002 represent restructuring charges incurred in first quarter 2002 due to workforce reductions taken as part of the Company's efforts to reduce 2002 planned controllable costs in conjunction with the restructuring of its balance sheet.

    Network's other income for the three months ended March 31, 2002 primarily represents settlement gains of $17.6 million related to various agreements and a $3.9 million revision of estimated costs associated with the sale of SUSA fiber in fourth quarter 2001.

EMERGING MARKETS

    The table below summarizes Emerging Markets results from operations:

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                       2002              2001
                                                   ------------      ------------
                                                            (IN THOUSANDS)

Revenues                                           $     38,909      $     40,423
Operating expenses:
   Cost of sales                                         38,631            38,050
   Selling, general and administrative                   14,588             9,877
   Provision for doubtful accounts                          439               657
   Depreciation and amortization                         12,280             7,330
   Asset impairments and restructuring charges            2,204                --
   Other income                                             (28)               --
                                                   ------------      ------------
     Total operating expenses                            68,114            55,914
                                                   ------------      ------------
Loss from operations                               $    (29,205)     $    (15,491)
                                                   ============      ============

    Emerging Markets' revenues decreased $1.5 million, or 4%, primarily due to a decrease in satellite business and the transmission of broadcast sports and news events, partially offset by higher revenues from media services as a result of the iBEAM acquisition in December 2001.

    Emerging Markets' gross profit decreased to $0.3 million for the three months ended March 31, 2002 from $2.4 million for the three months ended March 31, 2001. Gross margin decreased to 1% for the three months ended March 31, 2002 from 6% for the three months ended March 31, 2001. The decrease in gross profit is primarily due to costs associated with the development and support of media services.

    Emerging Markets' selling, general and administrative expenses increased $4.7 million, or 47%, due primarily to payroll related and integration costs associated with the acquisition of iBEAM.

    Emerging Markets' depreciation and amortization expense increased $5.0 million, or 68%, due primarily to assets placed in service since March 31, 2001 relating to media services, partially offset by $1.3 million lower amortization expense as the Company fully impaired its goodwill and other intangibles as of December 31, 2001.

    Emerging Markets' asset impairments and restructuring charges for the three months ended March 31, 2002 represent restructuring charges incurred in first quarter 2002 due to workforce reductions discussed above.

CONSOLIDATED NON-OPERATING ITEMS

    The Company's net interest expense increased $48.6 million as a result of increased borrowings at higher interest rates to finance operations and capital expenditures. The Company's total debt has increased $997.1 million from March 31, 2001 to March 31, 2002, which primarily reflects the borrowing of the $450.0 million add-on to its credit agreement in April 2001, the sale and subsequent leaseback of its Technology Center and other ancillary assets for $276.0 million in September 2001 and the $754 million obligation under the asset defeasance program. In addition, for the three months ended March 31, 2002, there were $7.3 million of professional fees related to the Company's balance sheet restructuring efforts. These items are partially offset by the purchase of $551.0 million of its senior redeemable notes in third and fourth quarter 2001.

    The Company's interest and other investing income increased $6.5 million due to higher average short-term investment balances for the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

    The Company's equity losses decreased $4.7 million primarily due to the sale of its remaining economic interest in ATL in July 2001.

    The Company's income from investments for the three months ended March 31, 2002 of $1.0 million included a $0.9 million gain related to dividends received from a cost-based investment.

    The Company's loss from investments for the three months ended March 31, 2001 of $38.5 million included a loss of $59.2 million related to write-downs of certain investments resulting from management's determination that the decline in the value of these investments was other than temporary and net losses of $3.6 million from sales of certain marketable equity securities, partially offset by a gain of $24.3 million realized from the termination of cashless collars on certain marketable equity securities.

    The Company's tax provision decreased $43.2 million primarily due to changes in the valuation allowance established for deferred tax assets and liabilities created by changes in the value of marketable equity securities.

LIQUIDITY AND CAPITAL RESOURCES

2002 AND 2003

Financing plan

    For a discussion of the Company's current plans regarding a comprehensive balance sheet restructuring, see Notes 1 and 9 to the condensed consolidated financial statements.

Cash requirements

    The Company's expected cash requirements for 2002 and 2003 total approximately $760 million consisting of the following:

o   capital expenditures of approximately $320 million;

o   debt service obligations (including interest) of approximately $705 million;

o partially offset by $150 million of additional debt or equity; partially offset by

o cash expected to be generated from its operating and investing activities of approximately $115 million including cash from asset sales, dark fiber transactions and other capacity sales.

    As part of its restructuring effort, the Company has taken steps to reduce its 2002 planned controllable cost structure by approximately 25%. These steps have included workforce reductions of approximately 750 employees in March 2002. The Company incurred restructuring charges of $11.2 million in first quarter 2002 due to these workforce reductions.

Cash sources

    As of March 31, 2002, the Company had approximately $900 million of cash, cash equivalents and short-term investments. Included in the short-term investments portfolio are marketable equity securities classified as available for sale with a market value of $6.8 million.

    As of March 31, 2002, PowerTel had 71 million Australian dollars (or $37.9 million) outstanding under its bank facility agreement. As of December 31, 2001, PowerTel was in violation of two covenant requirements and was in the process of negotiating a restructuring plan with its bank group. In February 2002, the Company advanced PowerTel 16 million Australian dollars (or $8.3 million) in the form of a subordinated loan in order to satisfy certain conditions of the restructuring plan. In March 2002, as part of the approved restructuring plan with its bank group, PowerTel received waivers from its bank group related to the covenant violations for the three months ending December 31, 2001. Under the approved restructuring plan, PowerTel will have access to its remaining bank facility, which has been reduced by 50 million Australian dollars, leaving a remaining balance of approximately 29 million Australian dollars, [beginning September 1, 2002,] if it is in covenant compliance with its lenders, a matter that cannot be predicted at this time. PowerTel's violation of covenant requirements does not cause any cross-defaults to the Company's other debt obligations.

    In February 2002, America Movil, S.A. de C.V. prepaid its non-interest bearing note of $90.0 million from the sale of ATL by paying a discounted amount of $88.8 million.

    In April 2002, Platinum Equity LLC paid $30 million ($21 million in principal and $9 million in interest) on its $75 million promissory note from the sale of Solutions in 2001.

    Pursuant to the terms of the Restructuring Agreement and the Interim Amendment to the Credit Agreement, the Company must raise additional debt or equity in the amount of $150 million on or before the record date set for voting on the Plan. For a detailed discussion of the Restructuring Agreement and the Interim Amendment, see Notes 1 and 9 to the condensed consolidated financial statements.

Cash uses

    Cash used in operating activities was $52.1 million for the three months ended March 31, 2002 which includes interest payments of approximately $73 million. Cash to be used in operating activities is expected to be approximately $190 million for 2002 including restructuring fees and payments of approximately $90 million. Cash to be provided by operating activities is expected to be $150 million for 2003. Interest payments on the Credit Agreement, sale and subsequent leaseback and other remaining obligations, excluding those expected to be suspended as a result of the commencement of the Chapter 11 Case, are expected to be approximately $125 million and $65 million for 2002 and 2003, respectively. It does not include any interest associated with the additional $150 million to be raised pursuant to the Restructuring Agreement or accelerated payments in the event of a default. See Note 9 of the condensed consolidated financial statements for a discussion of a default notification by TWC to the Company under the sale and subsequent leaseback agreements. The Company has classified the entire balance of amounts owed under the sale and subsequent leaseback agreements and under the Credit Agreement as current, even though TWC has not exercised any remedies, there are no existing events of default under the Credit Agreement and the Company's plan of reorganization does not assume having to repay either debt on accelerated terms.

    The Company currently estimates it will spend approximately $125 million and $195 million for capital expenditures for 2002 and 2003, respectively, primarily to enhance and expand products and service offerings for both carrier and media services and continued extension of the network in major metro markets. Capital expenditures were $31.6 million for the three months ended March 31, 2002.

    As of March 31, 2002, the Company had debt obligations of approximately $5.9 billion. The Company anticipates that approximately $4.6 billion in debt will be discharged if the Plan contemplated by the Restructuring Agreement is consummated, comprised of approximately $2.4 billion principal on its senior redeemable notes, approximately $1.4 billion principal amount under the senior secured notes, and approximately $754 million related to the unsecured note issued to TWC in connection with the termination of the asset defeasance program. The Company anticipates interest relief with these obligations, which on an annual basis amounts to approximately $420 million. Pursuant to the terms of the Interim Amendment to the Credit Agreement, the Company will prepay $450 million of upcoming maturities under the Credit Agreement prior to emergence from Chapter 11, of which $200 million was paid in April 2002, leaving $525 million outstanding.

After making the $450 million principal reductions, scheduled principal reductions begin in 2004. The Company anticipates continuing to make payments on its approximately $259 million obligation related to the sale and subsequent leaseback of its Technology Center and other ancillary assets and other obligations totaling approximately $82 million. Debt service obligations, excluding interest, on the sale and subsequent leaseback and the other remaining debt obligations is expected to be approximately $30 million and $35 million for both 2002 and 2003, respectively. The Company made principal payments of approximately $9 million for the three months ended March 31, 2002.

    In April 2001, TWC and the Company entered into an agreement in which the Company owes TWC approximately $100 million for various normal course services which is included in accounts payable. By agreement with TWC, the Company elected to defer payment of these payables and related interest at a rate of 8.25% until September 15, 2002. This item was included as a general unsecured claim in the Chapter 11 Case. Accordingly, the Company anticipates not having to pay this obligation.

    Factors which could impact the Company's ability to have sufficient liquidity to execute on its business plan are the successful implementation of its balance sheet restructuring efforts, its ability to generate sufficient sales to customers during the restructuring efforts, changes in the competitive environment of the markets that it serves and changes in technology. Any variation could impact the Company's future cash requirements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

    The Company's interest rate exposure associated with short-term investments decreased since December 31, 2001 as short-term investments excluding marketable equity securities total $702.2 million as of March 31, 2002 compared to $893.9 million as of December 31, 2001.

    The Company's proposed balance sheet restructuring, if implemented, would have a significant impact on reducing the Company's interest rate risk relating to its debt portfolio.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company is subject to various types of litigation in connection with its business and operations.

    On January 29, 2002, the first of numerous putative federal securities class actions was filed in the U.S. District Court for the Northern District of Oklahoma, against WCG, TWC, Keith Bailey, the Chairman of TWC, Howard Janzen, the Chairman, President and CEO of WCG and Scott Schubert, the CFO of WCG. The putative class members in all of the cases are purchasers of the securities of TWC and/or the securities of WCG between July 24, 2000, and January 29, 2002. The complaints allege that the defendants violated federal securities acts by issuing a series of alleged misrepresentations to the market between July 24, 2000, and January 29, 2002. The actions have been consolidated into one case styled In re: Williams Securities Litigation. WCG believes that the allegations are without merit.

    A number of suits attempting to achieve class action status seek damages and other relief from the Company based on allegations that the Company installed portions of its fiber-optic cable without all necessary landowner consents. These allegations relate to use of rights-of-way licensed by railroads, state departments of transportation, and others controlling pre-existing right-of-way corridors. The putative members of the class in each suit are those owning the land underlying or adjoining the right-of-way corridors. Similar actions have been filed against all major carriers with fiber-optic networks. It is likely that additional actions will be filed. The Company believes it obtained sufficient rights to install its cable and that the attempts to include these landowners in a class action suit are subject to challenge on procedural grounds.

    The Company and other major carriers are seeking to settle the class action claims referenced above relating to the railroad rights-of-way through an agreed class action filed in the U.S. District Court for the District of Oregon on January 31, 2002. On that same day, the plaintiffs and defendants jointly asked the Court to approve a settlement. The settlement, if approved by the Court, should settle the majority of the claims in the putative nationwide and statewide class actions referenced above. The Company expects the settlement not to exceed $14 million.

    On August 28, 2001, Platinum Equity LLC sent formal notice that it believes the Company owes it approximately $47 million arising from a recalculation of the net working capital of the domestic, Mexican, and Canadian professional services operations of the Solutions segment sold to Platinum Equity LLC. Pursuant to the provisions of the sale agreement, the parties submitted the dispute to an independent public accounting firm for binding resolution.

    On July 24, 2001, Thoroughbred Technology and Telecommunications, Inc.
(TTTI) filed suit against WCL in the U.S. District Court for the Northern District of Georgia for claims that include breach of contract with respect to a fiber-optic fiber installation project that TTTI was constructing for itself and others, including WCL. TTTI seeks damages in excess of $37 million. WCL alleges various defenses, including significant warranty and breach of contract claims on the part of TTTI. On May 9, 2002, the Court granted TTTI's motion for partial summary judgment on the issue of WCL's liability for breach of contract finding that WCL did not have the right to terminate the contract. WCL's warranty and breach of contract claims remain pending. The amount of damages will not be established until a ruling is made regarding the claims of both parties.

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

    The Company was notified by the Oklahoma Department of Securities (the "Department") that an Order of Investigation was issued on April 26, 2002, to the Company and TWC. In that order, the Department expressed its intention to investigate unspecified allegations that the Company and TWC may have violated the Oklahoma Securities Act. The Company is cooperating fully with the Department. At this time, neither the scope of the Department's investigation nor the likely outcome of any such investigation can be determined. The Company believes that all of its actions and disclosures have been in full compliance with the Oklahoma Securities Act.

    Summary

    The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management upon advice from legal counsel, the ultimate resolution of all claims, legal actions and complaints after consideration of amounts accrued, insurance coverage or other indemnification arrangements is not expected to have a materially adverse effect upon the Company's future financial position, results of operations or cash flows.

    For information regarding other legal proceedings, see the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    On April 1, 2002, WCG did not make interest payments totaling approximately $91 million due under the terms of one of the senior redeemable notes indentures. The failure to make that payment within the 30-day grace period resulted in a default under that indenture. In addition, the filing of WCG's voluntary petition under chapter 11 resulted in a default under each of the indentures governing the senior redeemable notes. The senior redeemable notes include:


                                                                       Aggregate Principal Amount
         Issue                                                         (as of February 11, 2002)(1)
         -----------------------------------------------------         ----------------------------
         10.70% Senior Redeemable Notes due 2007                                   $500,000,000
         10.875% Senior Redeemable Notes due 2009                                $1,500,000,000
         11.70% Senior Redeemable Notes due 2008                                   $575,000,000
         11.875% Senior Redeemable Notes due 2010                                  $425,000,000

(1) $551 million in face amount of the Senior Redeemable Notes are held by CG Investments, Inc., a wholly-owned subsidiary of WCG.

    All actions with respect to enforcement of rights under the senior redeemable notes are stayed by virtue of the commencement of the Chapter 11 Case.

    See Note 9 to the condensed consolidated financial statements above and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding these defaults. Such information is incorporated herein by reference.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)   The exhibits listed below are filed as part of this report

              10.105 Copy of the Registrant's April 22, 2002 agreement with principal creditor group (filed as Exhibit 10.1 to the Current Report on Form 8-K dated April 22, 2002, (the "April 22, 2002, 8-K"))

              10.106 Copy of the Registrant's February 23, 2002 agreement with
                     The Williams Companies, Inc. (filed as Exhibit 10.2 to the April 22, 2002 8-K)

              10.107 Copy of Amendment No. 7 to the Registrant's Amended and
                     Restated Credit Agreement dated April 19, 2002.

              12 Computations of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements


        (b) During the first quarter 2002, WCG filed a Form 8-K on January 10, 2002; February 7, 2002; February 20, 2002; and March 1, 2002,
              which reported significant events under Item 5 of the Form and included the exhibits required by Item 7 of the Form.

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


                                          WILLIAMS COMMUNICATIONS GROUP, INC.
                                          -----------------------------------
                                          (Registrant)




                                          /s/  Ken Kinnear
                                          -----------------------------------
                                          Ken Kinnear
                                          Controller
                                          (Duly Authorized Officer and
                                          Principal Accounting Officer)

May 15, 2002

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------
10.105               Copy of the Registrant's April 22, 2002 agreement with
                     principal creditor group (filed as Exhibit 10.1 to the
                     Current Report on Form 8-K dated April 22, 2002, (the
                     "April 22, 2002, 8-K"))

10.106               Copy of the Registrant's February 23, 2002 agreement with
                     The Williams Companies, Inc. (filed as Exhibit 10.2 to the
                     April 22, 2002 8-K)

10.107               Copy of Amendment No. 7 to the Registrant's Amended and
                     Restated Credit Agreement dated April 19, 2002.

12                   Computations of Ratio of Earnings to Fixed Charges and
                     Ratio of Earnings to Combined Fixed Charges and Preferred
                     Stock Dividend Requirements