Form 10-Q/A
period 2002-03-31
WILLIAMS COMMUNICATIONS GROUP INC
filed 2002-05-17
CIK 1044583

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

                                EXPLANATORY NOTE

         The Company's May 15, 2002 filing of Form 10-Q on EDGAR for the period ended March 31, 2002 (the "First Quarter 10-Q") did not include edits of information provided by the Company to its printer (a third-party service provider) in the version submitted to the Securities and Exchange Commission by the printer via electronic filing. This Amendment No. 1 to Quarterly Report on Form 10-Q/A is being filed solely for the purpose of including the omitted edits. The entire First Quarter 10-Q is hereby deleted in its entirety and the following is substituted therefor.

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

14. RELATED PARTY TRANSACTIONS

     As disclosed in the Company's Form 10-K for the year 2001, the Compensation Committee of the board of directors of WCG established a program to award annual retention bonuses over a period of five years in the aggregate amount of $13 million to certain executives to be applied, after deduction of applicable withholding taxes, solely against their respective outstanding principal loan balances. Under the program, the affected executives are responsible for any other taxes associated with their respective benefits. Pursuant to the terms of the respective retention bonus agreements, each of the executives elected to defer the first two payments, which means that the executives will not receive any benefits under the program until the year 2003. On April 15, 2002, the Company, acting on approval of the Compensation Committee, entered into an amendment to the retention bonus agreement entered into with Scott Schubert, Chief Financial and Corporate Services Officer of the Company, providing that program benefits earned by Mr. Schubert will be increased to include the amount necessary to pay all associated taxes.

    WCG's board of directors approved the funding of and the Company has funded a trust for $30 million to provide for an incentive and retention program through the completion of the bankruptcy process. The Company is required pursuant to the terms of its Interim Credit Agreement to reach an agreement with the administrative agent of the bank group by July 15, 2002 with respect to the ultimate amount, timing, conditions precedent and covered individuals for any amounts to be paid from the trust or otherwise terminate the trust.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion contains forward-looking statements that reflect WCG's plans, estimates and beliefs. WCG's actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this Quarterly Report on Form 10-Q/A, particularly in "Forward-Looking Statements."

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

    As of March 31, 2002, PowerTel had 71 million Australian dollars (or $37.9 million) outstanding under its bank facility agreement. As of December 31, 2001, PowerTel was in violation of two covenant requirements and was in the process of negotiating a restructuring plan with its bank group. In February 2002, the Company advanced PowerTel 16 million Australian dollars (or $8.3 million) in the form of a subordinated loan in order to satisfy certain conditions of the restructuring plan. In March 2002, as part of the approved restructuring plan with its bank group, PowerTel received waivers from its bank group related to the covenant violations for the three months ending December 31, 2001. Under the approved restructuring plan, beginning September 1, 2002, PowerTel will have access to its remaining bank facility, which has been reduced by 50 million Australian dollars, leaving a remaining balance of approximately 29 million Australian dollars, if it is in covenant compliance with its lenders, a matter that cannot be predicted at this time. PowerTel's violation of covenant requirements does not cause any cross-defaults to the Company's other debt obligations.

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

May 17, 2002

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