Form 10-Q
period 2002-06-30
WILLIAMS COMMUNICATIONS GROUP INC
filed 2002-08-13
CIK 1044583

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 1O-Q

(Mark One)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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



               CLASS                         OUTSTANDING AT JULY 31, 2002
    Common Stock, $0.01 par value                 496,106,054 Shares

                                      INDEX

                                                                                                                       PAGE
                                                                                                                       ----
PART I.  FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS
     Forward-Looking Statements....................................................................................      2
     Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001...............................      4
     Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2002
       and 2001....................................................................................................      5
     Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and
       2001........................................................................................................      6
     Notes to Condensed Consolidated Financial Statements..........................................................      7
   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................     34
   ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................................     46

PART II. OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS......................................................................................     46
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES........................................................................     48
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................................................................     48

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

    Forward-looking statements can be identified by words such as "anticipates," "believes," "expects," "planned," "scheduled," or similar expressions. Although the Company believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of risks, assumptions, and uncertainties that could cause the Company's actual results to differ materially from those projected. In addition to risk factors set forth in the Company's other filings with the Securities and Exchange Commission ("SEC"), the following important factors could cause actual results to differ materially from any results projected, forecasted, estimated, or budgeted:

    o The Settlement Agreement (discussed in Note 2 to the condensed consolidated financial statements) may not be approved by the Bankruptcy Court.

    o The Company might fail to meet the various deadlines set forth in the Restructuring Agreement discussed in Note 2 to the condensed consolidated financial statements, causing a termination of such agreement and an event of default under the Company's Credit Agreement.

    o The Company might default in its obligations under the Credit Agreement or not achieve certain financial covenants in the Credit Agreement, which could lead to a termination of the Restructuring Agreement.

    o The Plan, filed with and described in the Disclosure Statement filed with the Bankruptcy Court, might not receive the requisite creditor votes and might not be confirmed by the Bankruptcy Court.

    o The conditions precedent to Leucadia's obligation to fund the New Investment might not be satisfied.

    o The Company might have difficulty in maintaining existing or creating new relationships with suppliers or vendors as a result of the Company's Chapter 11 Case; suppliers to the Company might stop providing supplies or services to the Company or provide such supplies or services only on "cash on delivery," "cash on order," or other terms that could have an adverse impact on the Company's cash flow.

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

    o Termination of the SBC Communications Inc. ("SBC") strategic alliance or SBC's inability to obtain regulatory approval to provide long-distance telecommunications services within markets in which it currently provides local services.

    o The Company may not be able to obtain the required consents from SBC to effect its reorganization as planned.

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

    o   The Company's ability to develop its brand.

    o The Company's ability, in a cost-effective way, to maintain necessary rights-of-way for its network.

    o The realization of revenues from products and services in the early stages of development or operation.

    o   Significant competition on pricing and product offerings.

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

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                    JUNE 30,        DECEMBER 31,
                                                                                      2002              2001
                                                                                  ------------      ------------
                                                                                          (IN THOUSANDS)
ASSETS
Current assets:
   Cash and cash equivalents                                                      $    180,258      $    116,038
   Short-term investments                                                              469,997           904,813
   Receivables less allowance of $46,787,000 ($41,362,000 in
     2001)                                                                             201,738           243,075
   Notes receivable less allowance of $4,652,000 ($12,000,000
     in 2001)                                                                           54,624           178,601
   Net assets held for sale                                                             17,525            20,659
   Other                                                                                37,740            21,768
                                                                                  ------------      ------------
Total current assets                                                                   961,882         1,484,954
Investments                                                                              7,987            11,555
Property, plant and equipment, net                                                   4,084,644         4,353,213
Other assets and deferred charges, net                                                  89,639           142,304
                                                                                  ------------      ------------
Total assets                                                                      $  5,144,152      $  5,992,026
                                                                                  ============      ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Current liabilities not subject to compromise:
     Accounts payable                                                             $    199,433      $    363,670
     Deferred income                                                                    71,746            75,286
     Accrued liabilities                                                               209,679           373,119
     Long-term debt due within one year                                              1,033,654            72,488
                                                                                  ------------      ------------
   Total current liabilities not subject to compromise                               1,514,512           884,563
   Current liabilities subject to compromise                                           243,505                --
                                                                                  ------------      ------------
Total current liabilities                                                            1,758,017           884,563
Long-term debt                                                                          74,775         5,838,779
Long-term deferred income                                                              364,256           401,546
Other liabilities                                                                       42,883            28,935
Long-term liabilities subject to compromise                                          4,602,867                --
Minority interest in consolidated subsidiary                                            41,396            44,907
Contingent liabilities and commitments
6.75% redeemable cumulative convertible preferred stock, $0.01 par value per share, 500.0 million preferred shares authorized, 5.0 million 6.75%
   redeemable cumulative convertible shares outstanding in 2002 and 2001;
   aggregate liquidation preference
   of $250,000,000                                                                     250,000           242,338
Stockholders' deficit:
   Class A common stock, $0.01 par value, 1 billion shares authorized, 493.2 million shares and 491.0 million shares outstanding in 2002 and
     2001, respectively                                                                  4,932             4,910
   Capital in excess of par value                                                    3,901,200         3,862,465
   Accumulated deficit                                                              (5,881,287)       (5,304,906)
   Accumulated other comprehensive loss                                                (14,887)          (11,511)
                                                                                  ------------      ------------
Total stockholders' deficit                                                         (1,990,042)       (1,449,042)
                                                                                  ------------      ------------
Total liabilities and stockholders' deficit                                       $  5,144,152      $  5,992,026
                                                                                  ============      ============

                             See accompanying notes.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                               JUNE 30,                        JUNE 30,
                                                      --------------------------      --------------------------
                                                         2002            2001            2002            2001
                                                      ----------      ----------      ----------      ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues                                              $  293,111      $  281,338      $  591,704      $  557,402

Operating expenses:
   Cost of sales                                         258,220         246,739         517,621         501,597
   Selling, general and administrative                    52,836          76,171         121,097         151,186
   Provision for doubtful accounts                         3,976           5,774          11,523           8,436
   Depreciation and amortization                         145,153         107,418         285,299         192,631
   Restructuring charges                                   2,172              --          13,333              --
   Other expense (income), net                            31,646          (7,969)          9,736          (8,022)
                                                      ----------      ----------      ----------      ----------
     Total operating expenses                            494,003         428,133         958,609         845,828
                                                      ----------      ----------      ----------      ----------
Loss from operations                                    (200,892)       (146,795)       (366,905)       (288,426)
Interest accrued (contractual interest was $136.2
   million and $213.4 million for the three and six
   months ended June 30, 2002, respectively)             (49,048)       (140,233)       (175,339)       (256,735)
Interest capitalized                                       1,102          21,643           3,600          55,662
Investing income (loss):
   Interest and other                                      8,869          18,490          18,077          21,212
   Equity losses                                            (543)         (3,307)         (1,712)         (9,208)
   Income (loss) from investments                            557           7,132           1,517         (31,405)
Minority interest in loss of consolidated
   subsidiary                                              3,903           6,583           8,587          13,191
Other income, net                                            200              25             256             143
Reorganization items, net                                (56,306)             --         (63,599)             --
                                                      ----------      ----------      ----------      ----------
Loss before income taxes                                (292,158)       (236,462)       (575,518)       (495,566)
Provision for income taxes                                  (922)         (9,278)           (863)        (52,348)
                                                      ----------      ----------      ----------      ----------
Net loss                                                (293,080)       (245,740)       (576,381)       (547,914)
Preferred stock dividends and amortization of
   preferred stock issuance costs                         (1,075)         (4,349)         (5,473)         (8,765)
                                                      ----------      ----------      ----------      ----------
Net loss attributable to common stockholders          $ (294,155)     $ (250,089)     $ (581,854)     $ (556,679)
                                                      ==========      ==========      ==========      ==========

Basic and diluted loss per share:
   Net loss attributable to common stockholders       $     (.59)     $     (.51)     $    (1.17)     $    (1.16)
                                                      ==========      ==========      ==========      ==========

   Weighted average shares outstanding                   496,545         490,136         496,351         481,959


                             See accompanying notes.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                   ------------------------------
                                                                       2002              2001
                                                                   ------------      ------------
                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES
Net loss                                                           $   (576,381)     $   (547,914)
Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
   Depreciation and amortization                                        285,299           192,631
   Provision for deferred income taxes                                      854            52,322
   Non-cash reorganization items, net                                    36,797                --
   Provision for loss on investments                                         --            93,741
   Provision for doubtful accounts                                       11,523             8,436
   Equity losses                                                          1,712             9,208
   Gain on sale of  assets                                               (3,067)               --
   Gain on sales of investments                                            (608)          (62,336)
   Minority interest in loss of consolidated subsidiary                  (8,587)          (13,191)
   Cash provided by (used in) changes in:
     Receivables                                                        177,065           (54,112)
     Other current assets                                               (12,917)          (14,930)
     Accounts payable                                                   (27,884)          (72,722)
     Current deferred income                                             (9,028)           33,334
     Accrued liabilities                                                 86,629            82,795
     Long-term deferred income                                          (20,133)           88,543
     Other                                                              (17,749)              329
                                                                   ------------      ------------
Net cash used in operating activities                                   (76,475)         (203,866)
FINANCING ACTIVITIES
Proceeds from long-term debt                                              5,369         2,188,348
Payments on long-term debt                                             (220,185)         (325,354)
Proceeds from issuance of common stock, net of expenses                   9,404            12,478
Debt issue costs                                                           (531)          (39,624)
Preferred stock dividends paid                                           (4,161)           (9,705)
Contribution to subsidiary from minority interest shareholders               --            31,694
                                                                   ------------      ------------
Net cash provided by (used in) financing activities                    (210,104)        1,857,837
INVESTING ACTIVITIES
Property, plant and equipment:
   Capital expenditures                                                 (39,706)         (792,710)
   Proceeds from net tax refunds, settlements and sales                  34,756            20,852
   Changes in accrued liabilities                                       (78,820)         (108,060)
Purchase of investments                                                (219,091)       (1,452,443)
Proceeds from sales of investments                                      654,567           502,368
Other                                                                      (907)              363
                                                                   ------------      ------------
Net cash provided by (used in) investing activities                     350,799        (1,829,630)
DISCONTINUED OPERATIONS
Net cash provided by operating activities                                    --            66,985
Net cash provided by investing activities                                    --           133,592
                                                                   ------------      ------------
Net cash provided by discontinued operations                                 --           200,577

Increase in cash and cash equivalents                                    64,220            24,918
Cash and cash equivalents at beginning of period                        116,038           213,888
                                                                   ------------      ------------
Cash and cash equivalents at end of period                         $    180,258      $    238,806
                                                                   ============      ============

                             See accompanying notes.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

    The interim condensed consolidated financial statements of the Company do not include all notes in annual financial statements and therefore should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K. The financial statements have not been audited by independent auditors but include all normal recurring adjustments and others, which, in the opinion of the Company's management, are necessary to present fairly its financial position as of June 30, 2002, results of operations for the three and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001.

    WCG is a non-operating holding company whose principal asset is 100% of the membership interests in Williams Communications, LLC ("WCL"). WCL is an operating company whose business comprises the Network and Emerging Markets segments. In addition, WCL is the direct or indirect parent of all the remaining subsidiaries of the Company, including CG Austria, Inc. (formerly known as Williams Communications Global Holdings, Inc.) ("CG Austria"), a non-operating holding company with direct and indirect interests in certain foreign subsidiaries of the Company.

    On April 22, 2002, WCG and CG Austria (collectively, the "Debtors") commenced cases (collectively, the "Chapter 11 Case") under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). No chapter 11 case has been commenced for WCL and its remaining subsidiaries, and those entities continue to operate in the ordinary course of business outside of bankruptcy.

    The interim condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent upon, among other things, the outcome of the Chapter 11 Case, future profitable operations and the ability to generate sufficient cash from its operations and financing arrangements to meet its obligations. Management believes that the restructuring plan that it is developing, if successfully implemented, will provide sufficient liquidity to allow the Company to operate as a going concern. However, there can be no assurance that the sources of liquidity will be available or sufficient to meet the Company's needs, and accordingly, there is substantial doubt about the Company's ability to continue as a going concern. Substantial doubt about the Company's ability to continue as a going concern was expressed in an explanatory paragraph in the Company's report from its independent public accountants which accompanied the Company's Annual Report on Form 10-K. The condensed consolidated interim financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

    WCG became subject to the provisions of Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," upon commencement of the Chapter 11 Case. SOP 90-7 requires, among other things, that pre-petition liabilities that are subject to compromise be segregated in the condensed consolidated balance sheet. In addition, revenues, expenses, realized gains and losses and provisions for losses resulting from the reorganization and restructuring of the company are reported separately as reorganization items in the condensed consolidated statement of operations. Interest expense on liabilities subject to compromise and preferred stock dividends ceased to accrue upon commencement of the Chapter 11 Case.

    Upon emerging from chapter 11, the Company will implement fresh start accounting under the provisions of SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Under SOP 90-7, the reorganization fair value of the Company will be allocated to its assets and liabilities, its accumulated deficit will be eliminated, and new equity will be issued according to the Plan. As part of this process, the Company will be

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


required to adjust deferred revenue balances currently recorded on its balance sheet to fair value and will also record liabilities and assets for long term commitments not representative of current market conditions. In addition, changes in accounting principles that would be required in the financial statements within twelve months following emergence from chapter 11 will be adopted in the Company's financial statements at emergence.

     In conjunction with formulating its plan of reorganization, the Company has been required to estimate its post-confirmation going concern value. The Company's financial advisors have assisted in the valuation utilizing methodologies representing hypothetical reorganized enterprise values assuming the implementation of the business plan as well as other significant assumptions. Based upon this analysis, upon emergence from chapter 11, the estimated enterprise value for the Company is approximately $1.4 billion, and the indebtedness of the Company is projected to be $675 million, substantially all of which is expected to be classified as long-term. After deducting this amount from the enterprise value, the estimated total equity value of the Company is approximately $725 million. These amounts are based on preliminary valuation information and, as such, the final reorganization fair value of the Company that will be allocated to its assets and liabilities may vary.

    The Company is still evaluating the impact of adopting fresh start accounting. However, the Company anticipates that the adoption of fresh start accounting will have a material effect on its financial statements because of the revised valuation of the company, the valuation of assets and liabilities to fair value and the potential adoption of new accounting rules upon emergence from chapter 11.

2. BANKRUPTCY PROCEEDINGS

    As stated above, on April 22, 2002 (the "Petition Date"), the Debtors commenced the Chapter 11 Case by filing petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). Since the Petition Date, the Debtors have continued to manage their property as debtors in possession, subject to the supervision of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code. An immediate effect of the filing of the Chapter 11 Case is the imposition of the automatic stay under section 362 of the Bankruptcy Code, which, with limited exceptions, enjoined the commencement or continuation of: (i) all collection efforts by creditors; (ii) enforcement of liens against any assets of the Debtors; and
(iii) litigation against the Debtors. Described below are certain significant parties and important events that have occurred in the Chapter 11 Case.

    Pursuant to section 1102 of the Bankruptcy Code, the United States Trustee formed the unsecured creditors committee (the "Committee") on May 2, 2002 by appointing the following members: Pacific Investment Management Company, LLC; The Income Fund of America, Inc.; Wilmington Trust Company, as Successor Indenture Trustee; PPM America; Creedon, Keller Partners, Inc; Strome Hedgecap Fund, L.P.; R2 Investments, LDC; Wells Fargo Bank, N.A.; and The Williams Companies, Inc.

    On May 17, 2002, the Bankruptcy Court entered an order (the "Cash Collateral Order") granting the Debtors' motion pursuant to sections 105(a), 361, 363, 503(b), and 507(b) of the Bankruptcy Code and Bankruptcy Rule 4001(b) for an order (a) authorizing use of the cash collateral of the lenders (the "Lenders") under the Company's Amended and Restated Credit Agreement dated as of September 8, 1999 (the "Credit Agreement") and (b) granting adequate protection and administrative expense priority to the Lenders. Pursuant to the Cash Collateral Order, the Debtors are authorized to use the Lenders' cash collateral pursuant to an established budget. The Debtors' authorization to use the cash collateral will terminate (subject to applicable notice requirements) upon the occurrence of certain conditions, including: (a) the failure of the Debtors' to confirm a plan of reorganization and have such plan become effective by October 15, 2002;
(b) the dismissal of the Debtors' Chapter 11 Case or its conversion to a case under chapter 7 of the Bankruptcy Code; (c) the entry of an order granting relief from the

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


automatic stay with respect to the Lenders' collateral without the Lenders' consent; (d) the occurrence of an event of default under the Credit Agreement; or (e) the entry of an order approving the terms of any debtor-in-possession financing for the Debtors.

    On June 5, 2002, a group of WCG shareholders filed a motion requesting the appointment of an equity committee. Objections were filed by the Debtors, the United States Trustee, the Committee, the Lenders and WCG's former parent, The Williams Companies Inc. ("TWC"). Hearings were held on June 27, 2002 and July 24, 2002, and the motion was denied.

    On July 15, 2002, the Debtors filed a motion under sections 362 and 105(a) of the Bankruptcy Code to establish notification procedures regarding (1) the applicability of the automatic stay enjoining certain transfers of claims and
(2) approval procedures for trading in claims against WCG in order to preserve WCG's ability to utilize its consolidated net operating losses for U.S. federal income tax purposes. A hearing on the motion was held on July 24, 2002, and the motion was granted.

    On July 30, 2002, pursuant to section 1125 of Bankruptcy Code, the Debtors filed their first amended disclosure statement (the "Disclosure Statement") with respect to the first amended joint plan of reorganization of the Debtors dated July 26, 2002, proposed by the Debtors, the Committee, and Leucadia National Corporation ("Leucadia").

    On August 13, 2002, the Debtors will request the Bankruptcy Court to enter an order approving the Disclosure Statement as containing "adequate information" of a kind and in sufficient detail adequate to enable a hypothetical reasonable investor typical of the holders of claims or equity interests to make an informed judgment about the Plan.

    THE PLAN OF REORGANIZATION

    On July 30, 2002, pursuant to section 1125 of Bankruptcy Code, the Debtors filed the Disclosure Statement with respect to the first amended joint plan of reorganization of the Debtors dated July 26, 2002 (the "Plan"), proposed by the Debtors, the Committee, and Leucadia. The Plan and the transactions contemplated therein represent the culmination of many months of investigations and negotiations undertaken by and among the Company and each of its primary creditor constituencies. Through the Plan, the interdependent requirements of the Settlement Agreement (filed as an exhibit to Form 8-K on July 31, 2002 and described in greater detail below) and a prepetition Restructuring Agreement (described in greater detail below) are meshed in a manner that the Debtors believe will maximize value and recoveries for all parties in interest. By implementing both the Settlement Agreement and the Restructuring Agreement, the Plan provides the certainty and resolution of potential claims of and against the Company necessary to raising a $150 million new investment from Leucadia that will allow the Company to further reduce its secured debt without sacrificing working capital.

    The Plan reflects the three central components of the Company's planned restructuring (i) an overall balance sheet restructuring that will eliminate future debt service on approximately $5 billion of existing unsecured obligations in exchange for equity in a newly-created successor entity ("New WCG") without the need to seek chapter 11 protection or otherwise impair WCL's customer and business relationships; ii) the resolution of all disputes among the Company, its creditors, and TWC pursuant to the Settlement Agreement negotiated by and among the Debtors, the Committee, TWC, and Leucadia, on terms that the Company and the Committee believe are favorable to the Company and its creditors; and (iii) a significant reduction in the amount outstanding under the Credit Agreement from $975 million at the outset of the restructuring process to $525 million upon the Debtors' emergence from chapter 11 by paying cash of $450 million and the amendment of the Credit Agreement terms to reflect the Company's current financial and operating performance forecasts.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


    Upon consummation of the Plan, approximately 45% of the equity in New WCG will be issued to Leucadia and approximately 55% of the equity in New WCG will be issued to unsecured creditors other than TWC. Existing equity securities of WCG will be cancelled and existing stockholders will receive nothing under the Plan on account of their shares.

    RESTRUCTURING AGREEMENT

    On April 19, 2002, an agreement was executed by the Company, over 90% of its Lenders, and holders of approximately $875 million of WCG's Senior Redeemable Notes in which each agreed, among other things, to support a chapter 11 plan for the Debtors that would not require WCL to seek chapter 11 protection. Other material terms of the Restructuring Agreement include the following:

    o Prepayment of Amounts Outstanding Under the Credit Agreement. WCL agreed to prepay a total of $450 million in upcoming scheduled principal payments under the WCL Credit Agreement. Of that amount, $200 million was prepaid by WCL on April 22, 2002, $50 million was prepaid by WCL on July 15, 2002, and the remaining $200 million will be payable by WCL as a condition to consummation of the Plan. These prepayments will be applied to reduce scheduled principal payments under the WCL Credit Agreement in the direct chronological order of maturity, thus obviating the need for further principal payments by WCL until the fourth quarter 2004.

    o New Investment. The Restructuring Agreement requires that the Company obtain, prior to the voting deadline for the Plan, a commitment for an investment in the amount of $150 million that is acceptable to a majority of the Lenders and reasonably acceptable to the Committee (the "New Investment"). The proceeds of the New Investment will be used to fund, in part, the $200 million in prepayments under the WCL Credit Agreement that are required under the Restructuring Agreement upon consummation of the Plan.

    o Amendments to the WCL Credit Agreement. The Lenders agreed to certain interim amendments to the WCL Credit Agreement and to the material terms of a Restated Credit Agreement to be executed upon consummation of the Plan.

    o Treatment of Claims Under a Chapter 11 Plan. The Debtors agreed to use their reasonable best efforts to propose, solicit acceptances to and obtain confirmation of a chapter 11 plan that would contain the following treatment for claims against the Debtors: (i) holders of allowed unsecured claims against the Debtors would receive their pro rata share of 100% of the New WCG Common Stock issued by New WCG; (ii) the Lenders' Prepetition Secured Guarantee Claims against the Debtors would be unimpaired unless the Lenders agreed otherwise; and (iii) claims against the Debtors arising from rescission of a purchase or sale of WCG's securities, or for reimbursement or contribution on account of such claims, would receive no distribution and be discharged.

    o Agreement to Vote for the Debtors' Plan. Subject to the receipt of an approved disclosure statement, each Lender and noteholder who signed the Restructuring Agreement agreed to vote to accept a chapter 11 plan conforming to the requirements of the Restructuring Agreement.

    o Lock-Up Noteholder Shares. The Restructuring Agreement requires that the chapter 11 plan contain a provision entitling the holders of Senior Redeemable Notes who sign that agreement (the "Lock-Up Noteholders") to receive separate consideration for their agreement to enter into the Restructuring Agreement equal to 5% of the stock of New WCG that is distributed to all holders of Senior Redeemable Notes (the "Lock-Up Noteholder Shares"). In other words, in addition to the New WCG Common Stock that these holders will receive on account of their Senior Redeemable Notes, they will be issued an additional 5% of the total amount of New WCG Common Stock on account of Senior Redeemable Notes, which they will divide among them on a proportional basis, based on the amount of Senior Redeemable Notes they held when executing the Restructuring Agreement. Pursuant to such a provision, the consideration received by all holders of Senior Redeemable Notes will be reduced by the dilutive effect of

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


        the issuance of the Lock-Up Noteholder Shares. The Restructuring Agreement provides, however, that the provision for issuance of Lock-Up Noteholder Shares can be stricken from the chapter 11 plan if either (i) the provision is found to violate the provisions of the Bankruptcy Code, or (ii) a majority in number of, or one-third of the amount held by, those noteholders voting on the plan indicate on their ballots a disapproval of the extra distribution to Lock-Up Noteholders.

    o Termination Events. The Restructuring Agreement terminates under certain circumstances. The termination events that are currently in effect are:

        o   the Debtors do not prosecute the chapter 11 plan in good faith;

        o   the chapter 11 plan is not consummated by October 15, 2002;

        o a chapter 11 plan proposed by the Debtors contains terms materially inconsistent with or less favorable than those described in the Restructuring Agreement, or the plan is modified in any way that makes it materially inconsistent with or less favorable than the terms set forth in the Restructuring Agreement;

        o WCG fails to procure a commitment for the New Investment on terms that are satisfactory to the Lenders by the date of the voting deadline;

        o   the Debtors' authorization to use Cash Collateral is terminated;

        o an Event of Default occurs under the WCL Credit Agreement and is continuing without waiver;

        o the Company seeks or another person obtains a judicial order or judgment that affects adversely or alters in any respect the rights and remedies of the Lenders with respect to WCL or its property; or

        o the Debtors fail to propose the separate classification of claims arising under the Senior Redeemable Notes (other than those subordinated pursuant to section 510(b) of the Bankruptcy Code) in a chapter 11 plan.

    The Debtors believe that their Plan satisfies each of the requirements of the Restructuring Agreement Plan in all material respects and that the Lenders and noteholder parties are thus obligated to vote to accept and support confirmation of the Plan.

    NEW INVESTMENT

    On July 26, 2002, Leucadia and WCG entered into an investment agreement (the "Leucadia Agreement") providing for a commitment by Leucadia, subject to certain conditions, to make the New Investment of $150 million in exchange for 20.45% of the equity in New WCG (the "Investment Shares"). The New Investment is being made in connection with the other transactions contemplated by the Plan and is conditioned on the successful completion of those transactions and the Plan, including but not limited to Leucadia's purchase of TWC's Claims (described below) for $180 million and receipt of approximately 24.55% of the equity in New WCG on account thereof.

    Leucadia's obligation to purchase the Investment Shares is subject to the satisfaction or waiver of the following conditions:

    o the Company Rights Agreement, dated as of September 30, 1999, shall have been terminated, and no stockholder or former stockholder of WCG shall have any rights thereunder or receive any distribution under the Plan in respect of any rights under the Company Rights Agreement;

    o the Certificate of Incorporation and Bylaws of New WCG, each substantially in the form filed with the Plan (the "New Charter" and "New Bylaws," respectively) shall have been adopted and are in effect;

    o SBC shall have consented to the transactions contemplated by the Leucadia Investment Agreement, the Plan, and the spin-off of the Company from TWC (and this consent is in form and substance reasonably satisfactory to Leucadia), or a court shall have entered an order reasonably satisfactory to Leucadia that SBC does not have the right to terminate the Master Alliance Agreement with WCL as a result of such transactions;

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


    o Leucadia's two designees to New WCG's Board of Directors (the "New WCG Board") shall have been appointed to the New WCG Board and any committees of such Board, as required by the Stockholders Agreement to be entered into between Leucadia and WCG as of the closing date of the New Investment and the Plan;

    o the Plan shall be in the form attached to the Leucadia Investment Agreement in all material respects unless otherwise approved by Leucadia, and the Plan shall have been implemented in a manner at least as favorable to Leucadia in all material respects as contemplated thereby; and

    o the agreement with the Lenders for amending the WCL Credit Agreement shall be reasonably acceptable to Leucadia in all material respects (such acceptance not to be unreasonably withheld or delayed).

    SETTLEMENT AGREEMENT

     The Settlement Agreement enables the crucial minority investment from Leucadia to be made while materially enhancing the recovery to unsecured creditors. A hearing on the motion for the Bankruptcy Court to approve the Settlement Agreement is scheduled for August 22, 2002. Based upon the alleged amount of TWC claims against WCG arising from, among other things, the ADP Claims, the Senior Reset Note and the Pre-Spin Services Claims (collectively, the "TWC Assigned Claims"), which are discussed below, the claims of TWC approximate the total outstanding amount of publicly held Senior Redeemable Notes. Hence, if the TWC claims were to be allowed, the distributions on account of the TWC claims would be roughly the same as distributions on account of the Senior Redeemable Notes. Thus, TWC, on the one hand, and the holders of the Senior Redeemable Notes, on the other, would share roughly 50:50 in the equity of the reorganized Company and would be equally subject to dilution for the New WCG Common Stock to be issued on account of Leucadia's $150 million investment. In addition, without the Settlement Agreement, TWC would retain its rights under the sale and subsequent leaseback transaction. Instead, by virtue of the Settlement Agreement, (i) the unsecured creditors would receive an enhanced distribution of 55%, even after giving effect to the New WCG Common Stock distributable on account of Leucadia's New Investment of $150 million, (ii) the Company would unwind the sale and subsequent leaseback transaction and modify the TWC Continuing Contracts, and (iii) TWC would receive $180 million in cash from Leucadia for certain of the rights associated with the TWC Assigned Claims. The TWC Assigned Claims of $2.4 billion consist of the following:

    o ADP Claims: On September 2, 1998, the Company, and TWC (as guarantor), entered into an asset defeasance program (the "ADP") pursuant to which certain lenders provided approximately $750 million with which the Company purchased fiber-optic network equipment as the agent and lessee of a trust created for the lenders' benefit (the "ADP Trust"). Pursuant to its terms, the Company had the option to acquire fee title to the such network assets at any time upon payment of an amount roughly equal to the original purchase price, and TWC was expressly obligated to pay such purchase price under an intercreditor agreement entered into by TWC in connection with the WCL Credit Agreement (see Note 12).

        In March 2002, the Company exercised its purchase option and TWC paid approximately $754 million to the ADP Trust. In exchange for such payment, the intercreditor agreement provided that TWC was entitled to either the issuance of equity or unsecured subordinated (to the Lenders) debt of WCG, each on terms reasonably acceptable to the Lenders. On March 29, 2002, WCG tendered an unsecured note to TWC for approximately $754 million. TWC had delivered to WCG a letter reserving all of its rights with respect to the transaction and such unsecured note. Any and all causes of action of TWC or any of its direct or indirect subsidiaries (each, a "TWC Entity") against a Debtor relating to the ADP are referred to herein as the "ADP Claims" and are to be resolved pursuant to the terms of the Settlement Agreement.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


    o Senior Reset Note Claim: In a March 2001 private placement transaction, WCG Note Trust, a wholly-owned subsidiary of WCL, and WCG Note Corp., Inc., a wholly owned special purpose subsidiary of WCG Note Trust (collectively, the "Issuers") issued approximately $1.4 billion in principal amount of senior secured notes (the "Trust Notes"). The proceeds from the sale of the Trust Notes were (i) transferred to WCG in exchange for WCG's $1.5 billion 8.25% senior reset note due 2008 (the "Senior Reset Note") and (ii) contributed by WCG as capital to WCL to provide liquidity following the tax-free spin-off from TWC. The Issuers' obligations under the Trust Notes are secured by the Senior Reset Note and are effectively guaranteed by TWC who, prior to the spin-off, provided indirect credit support through a commitment to issue equity and make available the proceeds therefrom upon the occurrence of certain trigger events.

        In March 2002, pursuant to a consent solicitation, TWC obtained sufficient consents from holders of the Trust Notes to amend certain provisions of the indenture related to the Trust Notes to eliminate a WCG bankruptcy filing and certain other events from the enumerated list of events that would cause an acceleration of the Trust Notes. TWC also entered into a payment agreement with WCG Note Trust that (i) affirms TWC's direct obligation to make all payments due under the Trust Notes if WCG Note Trust fails to make such payments and (ii) allows TWC to fund these payments from any available sources and not solely from the proceeds of issued equity.

        On June 3, 2002, TWC commenced an exchange offer to exchange up to $1.4 billion of new senior unsecured notes of TWC (the "New TWC Notes") for up to $1.4 billion of the outstanding Trust Notes. According to TWC, as of July 15, 2002, TWC successfully exchanged New TWC Notes for substantially all of the outstanding Trust Notes. As such, TWC, as agent to the indenture trustee under the Trust Notes indenture, has the right to sell the Senior Reset Note in such a manner as will achieve the highest reasonably available market price. Pursuant to the Plan, the Debtors, the Committee and Leucadia are requesting that the Bankruptcy Court find that the TWC sale of the TWC Assigned Claims to Leucadia meets this requirement.

    o Pre-Spin Services Claims: On September 30, 1999, the Company entered into the Pre-Spin Services Agreement, under which, among other things, TWC and certain of its affiliates agreed to perform payroll, administrative, and related services on behalf of WCG and certain of the WCG affiliates. WCG has incurred approximately $100 million plus accrued interest for services rendered prior to the spin-off from TWC under the Pre-Spin Services Agreement (collectively, "Pre-Spin Services Claims").

    Purchase of headquarters building

    Pursuant to an agreement between WCG and TWC, among others, dated July 26, 2002 (the "Real Property Purchase and Sale Agreement"), the Company will purchase the WCG headquarters building (the "Headquarters Building") and certain related real and personal property currently subject to the sale and subsequent leaseback transaction from TWC for the aggregate amount of $150 million (the "Purchase Price"). As of June 30, 2002, the Company's obligation under the sale and subsequent leaseback agreement was approximately $251.9 million. The settlement also resolves the Company's defaults under the sale and subsequent leaseback transaction as a result of WCG's bankruptcy filing, and avoids any threat or risk that the Company would be evicted or otherwise lose possession of its headquarters.

    The Purchase Price consists of approximately $50 million (subject to reductions in the amount of $5.2 million reflecting net credits in favor of the Company under a related construction agreement) to be paid to TWC pursuant to a promissory note payable over 18 months and $100 million to be evidenced by a promissory note payable over 90 months, both notes being issued by Williams Technology Center, LLC ("WTC"), New WCG and

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


WCL to TWC for such amount (the "OTC Notes"). The obligations of WTC, New WCG and WCL under the OTC Notes may be subject to reduction, depending on the disposition of certain aircraft leases described further in the Real Property Purchase and Sale Agreement (the "Aircraft Dry Leases"). WTC's, New WCG's and WCL's obligations under the OTC Notes will be secured by and pursuant to a mortgage agreement (the "OTC Mortgage"), under which WTC will grant a first priority mortgage lien and security interest in all of its right, title and interest in, to and under the Headquarters Building and such related real and personal property to TWC. The Settlement Agreement also contemplates that the Lenders will receive a second priority mortgage lien and security interest in these same assets. As described in the Real Property Purchase and Sale Agreement, WCL, WTC, and New WCG will be obligors under the OTC Notes, and the OTC Mortgage as set forth in the Real Property Purchase and Sale Agreement.

    The Real Property Purchase and Sale Agreement further provides that if, within one year after the Settlement Agreement is executed, WTC exchanges or disposes of or enters into an agreement to exchange or dispose of any or all of the Headquarters Building or the related real or personal property for an aggregate sales price in an amount greater than $150 million, WTC shall be required to prepay the OTC Notes in full and pay to WHBC an amount equal to the product of (x) 50% multiplied by (y) the excess of the aggregate sales price over (A) $150 million less (B) the amount equal to (i) the aggregate consideration received by TWC in connection with the disposition of the Aircraft Dry Leases or (ii) the amount of proceeds received by the Company in connection with the refinancing of the aircraft currently subject to the Aircraft Dry Leases pursuant to the terms of the Real Property Purchase and Sale Agreement. The OTC Notes and the OTC Mortgage are still being negotiated by the Company at this time.

    Trademark rights

    Under the Settlement Agreement, TWC will transfer to the Company all of its rights in the "WilTel" and "WilTel Turns Up Worldwide" marks, and in exchange the Company will agree to amend the term of the existing Trademark License Agreement, dated April 23, 2001, between TWC and WCG, to two years from the effective date of the Plan (the "Effective Date"), at which time WCG and its majority-owned subsidiaries would no longer have the right to use the "Williams" mark, the "Williams Communications" mark, and certain other "Williams" related marks. The transfer of these rights will be effectuated through an Assignment of Rights Agreement between Williams Information Services Corporation ("WISC") and WCL pursuant to which WISC will agree to grant, sell, and convey to WCL all of its right, title, and interest in the United States and Canada to the trademarks "WilTel" and "WilTel Turns Up Worldwide."

    Amendments to TWC continuing contracts

    The Company has various administrative service and support contracts with TWC containing provisions that are favorable to the Debtors but which could expire or be altered upon a change of control of the Debtors. The Settlement Agreement provides for the continuation of only those contracts between the Company and the TWC entities that the Company views as favorable (the "TWC Continuing Contracts"), as well as modification to certain of those TWC Continuing Contracts to waive any rights to an unfavorable alteration of contract terms due to the New Investment or the transactions contemplated by the Plan. As a result of this modification, New WCG would retain the benefits of numerous commercially favorable contracts for the provision of various operating services from TWC, which the reorganized Company would otherwise lose. In addition to the administrative service and support agreements, the Settlement Agreement provides for the continuation of other advantageous agreements between the Company and the TWC entities. Several of these agreements relate to shared use of rights of way, leases, and other operational matters. Other agreements generate revenue for the Company in return for providing various services and leases. Moreover, all outstanding disputes under all the TWC Continuing Contracts would be resolved.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


    Mutual releases

    Pursuant to the Settlement Agreement, the Company, the Company's current and former directors and officers, and the Committee would release TWC and its current and former directors, officers, and agents. TWC would release the Company and the Company's current and former directors and officers, including the claims TWC alleges it has against WCG's non-debtor subsidiaries.

    Channeling injunction

    The Settlement Agreement provides for and is conditioned upon an injunction in the confirmation order with respect to the Plan (a) channeling all personal claims of current unsecured creditors against TWC and deeming them satisfied from the consideration provided by TWC under the Settlement Agreement; and (b) channeling all remaining securities actions against WCG's officers and directors to a "fund" consisting of up to 2% of the New WCG Common Stock and/or the right to collect under the WCG officer/director liability insurance policies.

    NEW WCG

    On the Effective Date, New WCG would be incorporated in the State of Nevada while WCG would continue to exist as a separate corporate entity in the State of Delaware in order to liquidate any residual assets and wind up its affairs. CG Austria would continue to exist as a separate corporate entity in the State of Delaware.

    Immediately following the Effective Date, the initial New WCG Board of Directors would be composed of nine individuals, consisting of the Chief Executive Officer of WCG, at least one director of WCG to be selected by the WCG Board of Directors, two individuals to be selected by Leucadia, and five individuals to be selected by the Committee after consultation with Leucadia. In addition, the initial officers of New WCG would be those individuals serving as officers of WCG immediately prior to the Effective Date.

    Pursuant to the New Charter, New WCG would have authorized 200 million shares of New WCG Common Stock of which 72,500,000 would be issued under the Plan and outstanding, and 100 million shares of preferred stock, of which no shares would be issued and outstanding. During the period beginning on the Effective Date until the fifth anniversary thereof, Leucadia would be required to vote all voting securities it beneficially owns that represent more than 33% (subject to increase) of the outstanding voting securities in proportion to the votes cast by the non-Leucadia shareholders. The 33% voting threshold may be increased if the New WCG Board of Directors approves a sale of 10% or more of the Corporation Securities to any person other than Leucadia. The increase would be 2% for every percentage above 10% included in such approved sale. In addition, Leucadia may not acquire or agree to acquire any New WCG security except in connection with: (i) the New Investment, (ii) prior approval by a majority of the members of the New WCG Board of Directors that are independent or by holders of a majority of the New WCG voting securities that are not owned by Leucadia voting together as a single class, (iii) for certain other acquisitions so long as Leucadia would not hold in excess of 49% of the New WCG voting securities following such acquisition and (iv) after the second anniversary of the Effective Date.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


3. DEBTORS' FINANCIAL INFORMATION

    The condensed combined financial information for the Debtors as of and for the three and six months ended June 30, 2002 is as follows:

                        CONDENSED COMBINED BALANCE SHEET
                                   (UNAUDITED)

                                                                                            JUNE 30,
                                                                                              2002
                                                                                          ------------
                                                                                         (IN THOUSANDS)
ASSETS
Current assets:
   Cash and cash equivalents                                                              $        418
   Short-term investments                                                                       24,496
   Receivables                                                                                     553
   Other                                                                                           339
                                                                                          ------------
 Total current assets                                                                           25,806
Investments:
   Equity in wholly-owned subsidiary                                                         3,122,872
   Receivable from wholly-owned subsidiary                                                      50,000
Employee notes receivable                                                                       19,916
Security deposits                                                                                3,550
                                                                                          ------------
Total assets                                                                              $  3,222,144
                                                                                          ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Current liabilities not subject to compromise:
     Accounts payable                                                                     $        186
     Accrued liabilities:
        Retention accruals                                                                       2,152
        Other                                                                                      589
                                                                                          ------------
   Total current liabilities not subject to compromise                                           2,927
   Current liabilities subject to compromise                                                   243,505
                                                                                          ------------
Total current liabilities                                                                      246,432
Long-term retention accruals                                                                    11,850
Other long-term liabilities                                                                      1,037
Long-term liabilities subject to compromise                                                  4,702,867
6.75% redeemable cumulative convertible preferred stock, $0.01 par value, 500 million preferred shares authorized, 5.0 million 6.75% redeemable cumulative
   convertible shares outstanding, aggregate liquidation preference of $250.0 million          250,000
Stockholders' deficit:
   Class A common stock, $0.01 par value, 1 billion shares authorized, 493.2 million
     shares outstanding                                                                          4,932
   Capital in excess of par value                                                            3,901,200
   Accumulated deficit                                                                      (5,881,287)
   Accumulated other comprehensive loss                                                        (14,887)
                                                                                          ------------
Total stockholders' deficit                                                                 (1,990,042)
                                                                                          ------------
Total liabilities and stockholders' deficit                                               $  3,222,144
                                                                                          ============

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


                   CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  THREE MONTHS       SIX MONTHS
                                                                     ENDED             ENDED
                                                                    JUNE 30,          JUNE 30,
                                                                      2002              2002
                                                                  ------------      ------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE
                                                                             AMOUNTS)
Operating expenses:
   Selling, general and administrative expenses                   $     (2,375)     $     (2,375)
   Restructuring charges                                                (1,119)           (1,119)
                                                                  ------------      ------------
     Total operating expenses                                           (3,494)           (3,494)
Investing income                                                           327               327
Reorganization items, net                                                  875               875
                                                                  ------------      ------------
Loss before equity in net loss of wholly-owned subsidiary               (2,292)           (2,292)
Equity in net loss of wholly-owned subsidiary                         (290,788)         (574,089)
                                                                  ------------      ------------
Net loss                                                              (293,080)         (576,381)
Preferred stock dividends and amortization of preferred stock
issuance costs                                                          (1,075)           (5,473)
                                                                  ------------      ------------
Net loss attributable to common stockholders                      $   (294,155)     $   (581,854)
                                                                  ============      ============

Basic and diluted loss per share:
   Net loss attributable to common stockholders                   $       (.59)     $      (1.17)
                                                                  ============      ============

   Weighted average shares outstanding                                 496,545           496,351

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


                   CONDENSED COMBINED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    SIX MONTHS
                                                                                       ENDED
                                                                                     JUNE 30,
                                                                                       2002
                                                                                   ------------
                                                                                  (IN THOUSANDS)
OPERATING ACTIVITIES
Net loss                                                                           $   (576,381)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
   Non-cash reorganization items, net                                                    (1,270)
   Equity in net loss of wholly-owned subsidiary                                        574,089
   Cash provided by (used in) changes in:
     Receivables                                                                           (293)
     Other current assets                                                                   113
     Accounts payable                                                                     2,214
     Accrued liabilities                                                                    439
     Other                                                                                  978
                                                                                   ------------
Net cash used in operating activities                                                      (111)

FINANCING ACTIVITIES
Change in receivable from wholly-owned subsidiary                                        (5,218)
Proceeds from issuance of common stock, net of expenses                                   9,404
Preferred stock dividends paid                                                           (4,161)
                                                                                   ------------
Net cash provided by financing activities                                                    25

INVESTING ACTIVITIES
Payments received on receivable of wholly-owned subsidiary                               25,000
Purchase of short-term investments                                                      (24,896)
Proceeds from sales of investments                                                          400
                                                                                   ------------
 Net cash provided by financing activities                                                  504

Increase in cash and cash equivalents                                                       418
Cash and cash equivalents at beginning of period                                             --
                                                                                   ------------
Cash and cash equivalents at end of period                                         $        418
                                                                                   ============

RECEIVABLE FROM WHOLLY-OWNED SUBSIDIARY

    As of June 30, 2002, WCG's receivable from WCL consists of an eight-year promissory note entered into on November 1, 1999. The note does not currently bear interest. On April 22, 2002, WCG contributed $9.6 billion of this promissory note to member's equity of WCL leaving a balance of $75.0 million. In addition, on April 22, 2002, WCL paid to WCG $25 million, leaving a balance of $50.0 million, in order to fund the expenses of the Chapter 11 Case in accordance with the Cash Collateral Order.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


LIABILITIES SUBJECT TO COMPROMISE

    Liabilities of the Debtors subject to compromise consisted of the following:


                                                             AS OF JUNE 30,
                                                                  2002
                                                             --------------
                                                             (IN THOUSANDS)
Current liabilities subject to compromise:
   Accounts payable                                          $      102,257
   Interest accrued                                                 136,701
   Preferred stock dividends accrued                                  4,547
                                                             --------------
       Total current liabilities subject to compromise              243,505

 Long-term liabilities subject to compromise:
   Long-term debt:
     Senior Redeemable Notes                                      2,449,000
     ADP Claims                                                     753,867
     Senior Reset Note                                            1,500,000
                                                             --------------
       Total long-term liabilities subject to compromise          4,702,867
                                                             --------------

Total liabilities subject to compromise                      $    4,946,372
                                                             ==============

    Senior Redeemable Notes

    The Senior Redeemable Notes are unsecured obligations of WCG. On April 1, 2002, WCG did not make interest payments totaling approximately $91 million due under the terms of one of the Senior Redeemable Notes indentures. The failure to make that payment resulted in a default under that indenture. In addition, the filing of WCG's voluntary petition under chapter 11 resulted in a default under each of the indentures governing the Senior Redeemable Notes. As discussed in
Note 2, under the Plan as contemplated, the senior redeemable noteholders will receive approximately 55% of the new equity of New WCG.

    ADP Claims

    This note is included in the Settlement Agreement (see Note 2).

    Senior Reset Note

    This note is included in the Settlement Agreement (see Note 2).

REDEEMABLE CUMULATIVE CONVERTIBLE PREFERRED STOCK

    The Company has paid its preferred stock dividends through January 2002. As of the commencement of the Chapter 11 Case, WCG ceased accruing dividends on its preferred stock. Because of the priority requirements of the Bankruptcy Code, if the Plan is consummated as discussed above, the holders of the preferred stock will receive no distribution under the Plan and the preferred stock will be cancelled.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


REORGANIZATION ITEMS, NET -- DEBTORS

                                             THREE MONTHS AND
                                             SIX MONTHS ENDED
                                              JUNE 30, 2002
                                             ----------------
                                              (IN THOUSANDS)
Reorganization items, net:
   Gain on forgiveness of interest           $         69,773
   Write-off of deferred financing costs              (58,448)
   Write-off of debt discounts                        (10,055)
   Professional fees and other                         (1,372)
   Interest income                                        977
                                             ----------------
                                             $            875
                                             ================

    As discussed in Note 2, in March 2002, certain provisions of the indenture related to the Trust Notes were amended. The amendment, among other things, provided that TWC would make the required March and September 2002 interest payments totaling approximately $115 million on behalf of WCG to WCG Note Trust, and WCG would not be required to reimburse TWC for these interest payments. Since the interest accrued on these notes was not a claim in the Chapter 11 Case, WCG recognized a gain of $69.8 million.

    WCG wrote off deferred financing costs and debt discounts associated with liabilities subject to compromise to reorganization items in accordance with SOP 90-7 since the deferred financing costs and debt discount do not have a remaining useful life due to the Chapter 11 Case.

    Professional fees and other primarily consists of professional fees for legal and financial advisory services.

    The Company recognized interest income of $1.0 million for the three and six months ended June 30, 2002 on accumulated cash that the Company did not disburse as a result of the Chapter 11 Case.

4. SEGMENT REVENUES AND LOSS

    The Company evaluates performance based upon segment loss from operations which is operating EBITDA. Operating EBITDA as defined by the Company, represents earnings before interest, income taxes, depreciation and amortization and other unusual, non-recurring or non-cash items, such as asset impairments and restructuring charges, equity earnings or losses and minority interest. Operating EBITDA for 2001 also excludes lease costs attributable to the Company's operating lease agreement covering a portion of the Company's fiber-optic network (operating lease costs). A reconciliation of operating EBITDA to loss from operations is provided below. Intercompany sales are generally accounted for as if the sales were to unaffiliated third parties.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


                                                                  EMERGING
                                                NETWORK           MARKETS            OTHER          ELIMINATIONS         TOTAL
                                              ------------      ------------      ------------      ------------      ------------
                                                                                 (IN THOUSANDS)
THREE MONTHS ENDED JUNE 30, 2002
Revenues:
   Capacity and other                         $    256,207      $     36,904      $         --      $         --      $    293,111
   Intercompany                                     10,305                38                --           (10,343)               --
                                              ------------      ------------      ------------      ------------      ------------
Total segment revenues                        $    266,512      $     36,942      $         --      $    (10,343)     $    293,111
                                              ============      ============      ============      ============      ============
Costs of sales:
   Capacity and other                         $    232,475      $     25,745      $         --      $         --      $    258,220
   Intercompany                                         38            10,305                --           (10,343)               --
                                              ------------      ------------      ------------      ------------      ------------
Total cost of sales                           $    232,513      $     36,050      $         --      $    (10,343)     $    258,220
                                              ============      ============      ============      ============      ============

Operating EBITDA:
   Loss from operations                       $   (171,783)     $    (28,978)     $       (131)     $         --      $   (200,892)
   Adjustments to reconcile loss from
     operations to operating EBITDA:
     Depreciation                                  128,265            16,888                --                --           145,153
     Other:
       Settlement accruals and gains, net           32,556                --                --                --            32,556
       Restructuring charges                         1,514               606                52                --             2,172
                                              ------------      ------------      ------------      ------------      ------------
Operating EBITDA                              $     (9,448)     $    (11,484)     $        (79)     $         --      $    (21,011)
                                              ============      ============      ============      ============      ============


                                                              EMERGING
                                            NETWORK           MARKETS            OTHER          ELIMINATIONS         TOTAL
                                          ------------      ------------      ------------      ------------      ------------
                                                                             (IN THOUSANDS)
THREE MONTHS ENDED JUNE 30, 2001
Revenues:
   External customers:
     Dark fiber                           $      1,250      $         --      $         --      $         --      $      1,250
     Capacity and other                        240,298            39,790                --                --           280,088
                                          ------------      ------------      ------------      ------------      ------------
   Total external customers                    241,548            39,790                --                --           281,338
   Intercompany                                 13,547               104                --           (13,651)               --
                                          ------------      ------------      ------------      ------------      ------------
Total segment revenues                    $    255,095      $     39,894      $         --      $    (13,651)     $    281,338
                                          ============      ============      ============      ============      ============
Costs of sales:
   Dark fiber                             $        534      $         --      $         --      $         --      $        534
   Capacity and other                          222,803            23,402                --                --           246,205
   Intercompany                                    104            13,547                --           (13,651)               --
                                          ------------      ------------      ------------      ------------      ------------
Total cost of sales                       $    223,441      $     36,949      $         --      $    (13,651)     $    246,739
                                          ============      ============      ============      ============      ============

Operating EBITDA:
   Loss from operations                   $   (129,247)     $    (16,096)     $     (1,452)     $         --      $   (146,795)
   Adjustments to reconcile loss from
     operations to operating EBITDA:
     Depreciation and amortization              99,217             8,076               125                --           107,418
     Operating lease costs                       9,619                --                --                --             9,619
                                          ------------      ------------      ------------      ------------      ------------
Operating EBTIDA                          $    (20,411)     $     (8,020)     $     (1,327)     $         --      $    (29,758)
                                          ============      ============      ============      ============      ============

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


                                                                  EMERGING
                                                NETWORK           MARKETS            OTHER          ELIMINATIONS         TOTAL
                                              ------------      ------------      ------------      ------------      ------------
                                                                                 (IN THOUSANDS)
SIX MONTHS ENDED JUNE 30, 2002
Revenues:
   Capacity and other                         $    515,955      $     75,749      $         --      $         --      $    591,704
   Intercompany                                     21,396               102                --           (21,498)               --
                                              ------------      ------------      ------------      ------------      ------------
Total segment revenues                        $    537,351      $     75,851      $         --      $    (21,498)     $    591,704
                                              ============      ============      ============      ============      ============
Costs of sales:
   Capacity and other                         $    464,336      $     53,285      $         --      $         --      $    517,621
   Intercompany                                        102            21,396                --           (21,498)               --
                                              ------------      ------------      ------------      ------------      ------------
Total cost of sales                           $    464,438      $     74,681      $         --      $    (21,498)     $    517,621
                                              ============      ============      ============      ============      ============

Operating EBITDA:
   Loss from operations                       $   (308,236)     $    (58,183)     $       (486)     $         --      $   (366,905)
   Adjustments to reconcile loss from
     operations to operating EBITDA:
     Depreciation                                  256,131            29,168                --                --           285,299
     Other:
       Settlement accruals and gains, net           28,644                --                --                --            28,644
       Restructuring charges                        10,094             2,810               429                --            13,333
                                              ------------      ------------      ------------      ------------      ------------
Operating EBITDA                              $    (13,367)     $    (26,205)     $        (57)     $         --      $    (39,629)
                                              ============      ============      ============      ============      ============

                                                              EMERGING
                                            NETWORK           MARKETS            OTHER          ELIMINATIONS         TOTAL
                                          ------------      ------------      ------------      ------------      ------------
                                                                             (IN THOUSANDS)
SIX MONTHS ENDED JUNE 30, 2001
Revenues:
   External customers:
     Dark fiber                           $      9,101      $         --      $         --      $         --      $      9,101
     Capacity and other                        468,183            80,118                --                --           548,301
                                          ------------      ------------      ------------      ------------      ------------
   Total external customers                    477,284            80,118                --                --           557,402
   Intercompany                                 26,634               199                --           (26,833)               --
                                          ------------      ------------      ------------      ------------      ------------
Total segment revenues                    $    503,918      $     80,317      $         --      $    (26,833)     $    557,402
                                          ============      ============      ============      ============      ============
Costs of sales:
   Dark fiber                             $      3,488      $         --      $         --      $         --      $      3,488
   Capacity and other                          449,744            48,365                --                --           498,109
   Intercompany                                    199            26,634                --           (26,833)               --
                                          ------------      ------------      ------------      ------------      ------------
Total cost of sales                       $    453,431      $     74,999      $         --      $    (26,833)     $    501,597
                                          ============      ============      ============      ============      ============

Operating EBITDA:
   Loss from operations                   $   (254,398)     $    (31,587)     $     (2,441)     $         --      $   (288,426)
   Adjustments to reconcile loss from
     operations to operating EBITDA:
     Depreciation and amortization             177,002            15,406               223                --           192,631
     Operating lease costs                      21,466                --                --                --            21,466
                                          ------------      ------------      ------------      ------------      ------------
Operating EBTIDA                          $    (55,930)     $    (16,181)     $     (2,218)     $         --      $    (74,329)
                                          ============      ============      ============      ============      ============

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


                             TOTAL ASSETS
                     -----------------------------
                       JUNE 30,       DECEMBER 31,
                         2002             2001
                     ------------     ------------
                            (IN THOUSANDS)
Network              $  4,147,790     $  4,446,479
Emerging Markets          218,102          230,155
Other                     778,260        1,315,392
                     ------------     ------------

  Total              $  5,144,152     $  5,992,026
                     ============     ============

5. RESTRUCTURING CHARGES

    Restructuring charges include restructuring charges of $1.2 million and $12.3 million for the three and six months ended June 30, 2002, respectively, relating to workforce reductions of approximately 750 employees in conjunction with the restructuring of the Company's balance sheet and charges of $1.0 million for the three and six months ended June 30, 2002 relating to an executive's restructuring retention bonus.

6. OTHER OPERATING INCOME, NET

    Transactions included in segment loss

    For the three and six months ended June 30, 2002, the Company recorded other operating income, net of $0.9 million and $18.9 million, respectively, which includes cash settlement gains of $17.7 million for the six months ended related to various agreements.

    WCG recorded other operating income of $8.0 million in second quarter 2001 relating to a settlement of a claim.

    Transactions excluded from segment loss

    Other operating expense, net of $32.5 million for the three months ended June 30, 2002 includes a $35.0 million accrual for contingent liabilities and $1.0 million in expenses related to revisions of estimated costs associated with the sale of SUSA fiber in fourth quarter 2001, partially offset by a non-cash settlement gain of $3.5 million.

    Other operating expense, net of $28.6 million for the six months ended June 30, 2002 includes a $35.0 million accrual for contingent liabilities partially offset by a non-cash settlement gain of $3.5 million and income of $2.9 million related to revisions of estimated costs associated with the sale of SUSA fiber in fourth quarter 2001.

7. INCOME FROM INVESTMENTS

    Income from investments for the three and six months ended June 30, 2002 was not significant.

    The Company sold portions of its investments in certain marketable equity securities for gross realized gains of $37.5 million and $61.9 million for the three and six months ended June 30, 2001, respectively, and gross realized losses of $12.5 million and $40.5 million for the three and six months ended June 30, 2001, respectively.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


    The Company recognized a loss of $34.5 million and $93.7 million for the three and six months ended June 30, 2001, respectively, related to write-downs of certain investments resulting from management's determination that the decline in the value of these investments was other than temporary.

    The Company also recorded income of $16.6 million and $40.9 million for the three and six months ended June 30, 2001, respectively, from the change in market value of cashless collars on certain marketable equity securities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended since the cashless collars did not qualify as a hedge. Cashless collars were terminated during the three and six months ended June 30, 2001 yielding proceeds of $16.6 million and $40.9 million, respectively.

8. REORGANIZATION ITEMS, NET

                                             THREE MONTHS       SIX MONTHS
                                                ENDED              ENDED
                                               JUNE 30,          JUNE 30,
                                                 2002              2002
                                             ------------      ------------
                                                     (IN THOUSANDS)
Reorganization items, net:
   Gain on forgiveness of interest           $     69,773      $     69,773
   Write-off of deferred financing costs          (92,391)          (92,391)
   Write-off of debt discounts                    (10,055)          (10,055)
   Professional fees and other                    (24,610)          (31,903)
   Interest income                                    977               977
                                             ------------      ------------
                                             $    (56,306)     $    (63,599)
                                             ============      ============

    As discussed in Note 2, in March 2002, certain provisions of the indenture related to the Trust Notes were amended. The amendment, among other things, provided that TWC would make the required March and September 2002 interest payments totaling approximately $115 million on behalf of WCG to WCG Note Trust, and WCG would not be required to reimburse TWC for these interest payments. Since the interest accrued on these notes was not a claim in the Chapter 11 Case, WCG recognized a gain of $69.8 million in accordance with SOP 90-7.

    The Company wrote off deferred financing costs and debt discounts associated with liabilities subject to compromise and a portion of the deferred financing costs associated with the Credit Agreement to reorganization items in accordance with SOP 90-7 since the deferred financing costs and debt discount do not have a remaining useful life due to the Chapter 11 Case.

    Professional fees and other primarily consists of professional fees for legal and financial advisory services.

    The Company recognized interest income of $1.0 million for the three and six months ended June 30, 2002 on accumulated cash that the Company did not disburse as a result of the Chapter 11 Case.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


9. PROVISION FOR INCOME TAXES

    The provision for income taxes includes:

                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                  JUNE 30,                        JUNE 30,
                         --------------------------      --------------------------
                            2002            2001            2002            2001
                         ----------      ----------      ----------      ----------
                                               (IN THOUSANDS)
Current:
   Federal               $       --      $       --      $       --      $       --
   State                         (4)              3              (9)            (26)
   Foreign                       --              --              --              --
                         ----------      ----------      ----------      ----------
                                 (4)              3              (9)            (26)
Deferred:
   Federal                     (777)         (7,531)           (723)        (43,832)
   State                       (141)         (1,754)           (131)         (8,494)
   Foreign                       --               4              --               4
                         ----------      ----------      ----------      ----------
                               (918)         (9,281)           (854)        (52,322)
                         ----------      ----------      ----------      ----------
     Total provision     $     (922)     $   (9,278)     $     (863)     $  (52,348)
                         ==========      ==========      ==========      ==========

    The tax provision for all periods shown above reflect fully reserving, through a valuation allowance, the Company's net deferred tax assets for which utilization has not been demonstrated.

    The tax provision for all periods is significantly different than the benefit expected from applying the federal statutory rate to pre-tax losses primarily due to a valuation allowance established for the Company's net deferred tax assets. The valuation allowance fully reserves the Company's net deferred tax assets, primarily resulting from net operating loss carryforwards, as the Company does not believe it is more likely than not that the net deferred tax asset will be realized. Reductions to the fair value of marketable equity securities reduced the associated deferred tax liabilities creating additional net deferred tax assets for which the utilization has not yet been demonstrated. The deferred tax provisions for these periods result from a valuation allowance created to fully reserve these additional net deferred tax assets.

     Effective with the spin-off of WCG from TWC in April 2001, the existing tax sharing agreement with TWC was amended to address pre spin-off tax attributes. Under the amendment, TWC retains all rights and obligations with respect to tax attributes of WCG for all periods prior to WCG's initial public offering. In the event of any final determination with respect to a WCG tax attribute that arose from the time of WCG's initial public offering to the date of the spin-off of WCG from TWC, WCG will pay TWC for any determination resulting in a detriment as compared to previous amounts filed and TWC shall pay WCG for any determination resulting in favorable tax consequences as compared to amounts filed. Tax attributes of WCG arising subsequent to the spin-off date are rights and obligations of WCG. Under the Settlement Agreement as contemplated, WCG would replace the tax sharing agreement with a tax cooperation agreement which would eliminate WCG's responsibility for indemnification of TWC for pre-spin-off tax items.

10. LOSS PER SHARE

    For the periods presented, diluted loss per common share is the same as the basic calculation as the inclusion of any stock options and convertible preferred stock would be antidilutive since the Company reported a net loss for these periods. Stock options and convertible preferred stock of 8.8 million shares for the three and six months ended June 30, 2002 and 15.6 million shares and 12.2 million shares for the three and six months ended June 30, 2001, respectively, have been excluded from the computation of diluted loss per common share.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


11. NOTES RECEIVABLE

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

12. DEBT AND OTHER FINANCING ARRANGEMENTS NOT SUBJECT TO COMPROMISE

    Debt consisted of the following:

                                                               WEIGHTED-
                                                                AVERAGE
                                                                INTEREST           JUNE 30,        DECEMBER 31,
                                                                 RATE*               2002              2001
                                                              ------------       ------------      ------------
                                                                                         (IN THOUSANDS)

Senior Redeemable Notes, 10.7% - 11.875%, due 2007 - 2010               --       $         --      $  2,438,692
Trust Notes due 2004                                                    --                 --         1,400,000
Credit Agreement                                                       6.4%           775,000           975,000
ADP                                                                     --                 --           750,000
Sale and subsequent leaseback to TWC                                   4.8%           251,874           269,194
Other                                                                  8.8%            81,555            78,381
                                                                                 ------------      ------------
                                                                                    1,108,429         5,911,267
Less current maturities                                                            (1,033,654)          (72,488)
                                                                                 ------------      ------------
Long-term debt                                                                   $     74,775      $  5,838,779
                                                                                 ============      ============

----------

*  As of June 30, 2002

    See discussion of long-term debt that is subject to compromise in Note 3.

    Credit Agreement

    WCL is the obligor under the Credit Agreement and has pledged substantially all of its assets to secure its obligations under that agreement. In addition, WCL's obligations are guaranteed by WCG and secured by substantially all of the assets of WCG. In connection with the Restructuring Agreement, WCL and the Consenting Lenders entered into an amendment of the Credit Agreement (the "Interim Amendment"). The Interim Amendment will be effective until the Debtors consummate a chapter 11 plan of reorganization containing the terms and conditions contemplated in the Restructuring Agreement (a "Restructuring Agreement Plan"), at which time the Lenders will execute a permanent amendment and restatement of the Credit Agreement according to the terms set forth in the Restructuring Agreement. Among other things, the Interim Amendment provides for:

    o A principal prepayment of $200 million under the outstanding Credit Agreement to be made by WCL upon the effectiveness of the amendment. WCL made this payment on April 22, 2002.

    o An additional principal prepayment of $250 million to be made by WCL upon the effective date of a Restructuring Agreement Plan.

    o A waiver under the Credit Agreement of all defaults and events of default occurring prior to April 22, 2002, so long as there is no occurrence of a subsequent default, as well as the amendment of certain other

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


        provisions of the Credit Agreement to avoid the occurrence of events of default as a result of the commencement of the Chapter 11 Case.

    o The removal of the lenders' obligations under the Credit Agreement to make any revolving loans, although WCL may still request the limited issuance of cash-collateralized letters of credit up to $45 million less the amount of any deposits made to third parties.

    o The addition of certain reporting requirements on WCG and WCL and the requirement that WCL fund its operations in accordance with certain rolling 13 week cash forecasts as well as its business plan provided to the lenders under the Credit Agreement in March 2002.

    o The repayment by WCL of $25 million of certain intercompany debt owed to WCG, which is being used to fund WCG's expenses during the Chapter 11 Case, so long as such expenses are funded in accordance with the budget and other terms described in the Cash Collateral Order entered by the Bankruptcy Court.

    o The elimination of substantially all financial covenants except for the requirement that WCL maintain a minimum cash balance, including amounts classified as short-term investments, in accounts controlled by the lenders of $350 million until June 30, 2002 and $200 million thereafter, and meet certain targets, including EBITDA results, as defined.

    o   An increase in the interest rate by 1.5%.

    o The addition of certain additional restrictions on new investments by WCG and WCL in unrestricted subsidiaries and foreign subsidiaries as well as restrictions on other types of investments and the incurrence of additional debt.

    o The addition of new events of default under the Credit Agreement, including but not limited to:

        o the dismissal or conversion of the Chapter 11 Case to a case under chapter 7 of the Bankruptcy Code;

        o   the appointment of a chapter 11 trustee in the Chapter 11 Case;

        o the granting of relief from the automatic stay in the Chapter 11 Case to anyone other than the Lenders;

        o the failure of the Restructuring Agreement Plan set forth in the Restructuring Agreement to become effective by July 15, 2002, provided that such date may automatically be extended to October 15, 2002 if (i) WCL makes an additional principal prepayment of $50 million under the Credit Agreement on July 15, 2002 (which prepayment will reduce the $250 million prepayment that is required to be made by WCL on the effective date of WCG's plan of reorganization), (ii) EBITDA, as defined, for second quarter 2002, is within certain permitted parameters, (iii) WCG has filed and is diligently prosecuting the Restructuring Agreement Plan, and (iv) a hearing has been scheduled to consider a disclosure statement respecting the Restructuring Agreement Plan;

        o the Cash Collateral Order has not been entered by the Bankruptcy Court by May 20, 2002;

        o the Restructuring Agreement is breached by WCG or WCL or a termination event (as defined in the Restructuring Agreement) occurs; and

        o not reaching an agreement with the administrative agent of the bank group with respect to the ultimate amount, timing, conditions precedent and individuals covered for any amounts to be paid pursuant to an executive employee retention program.

    In July 2002, WCL made the $50 million prepayment under the Credit Agreement and satisfied the other conditions required pursuant to the Interim Amendment to automatically extend the date on or prior to which the Restructuring Agreement Plan is to become effective from July 15, 2002 to October 15, 2002.

    Sale and subsequent leaseback to TWC

    In September 2001, the Company sold its Technology Center building and other ancillary assets to TWC for approximately $276 million in cash. Concurrent with the sale, the Company leased the Technology Center building for a period of ten years and other ancillary assets for a period of three to ten years with varying payment terms. As discussed in Note 2, the sale and subsequent leaseback agreement will be terminated due to the

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


purchase of the Technology Center and other ancillary assets for $150 million as contemplated in the Settlement Agreement.

    On April 25, 2002, TWC notified the Company that the commencement of the Chapter 11 Case is an event of default under certain agreements with TWC including the sale and subsequent leaseback agreements. However, any claim TWC may have had against WCG would be resolved upon the consummation of the Settlement Agreement. Because there can be no assurances that the Settlement Agreement will be confirmed as contemplated or that the Company can remain in compliance with all of its covenants, the Company has classified its liabilities under the sale and subsequent leaseback agreements and the Credit Agreement as current. TWC has not exercised any remedies, there are no existing events of default under the Credit Agreement and the Plan does not assume having to pay either debt on accelerated terms.

    Other

    In February 2002, the Company advanced PowerTel 16 million Australian dollars (or $8.3 million) in the form of a subordinated loan in order to satisfy certain conditions of the restructuring plan with its bank group due to PowerTel's violation of two covenant requirements for the three months ending December 31, 2001. In March 2002, as part of an approved restructuring plan with its bank group, PowerTel received waivers from its bank group related to the covenant violations. Under the approved restructuring plan, PowerTel will have access to its remaining bank facility, subject to meeting certain covenants with its lenders, beginning September 1, 2002, which has been reduced by 50 million Australian dollars leaving a remaining balance of approximately 29 million Australian dollars.

13. COMPREHENSIVE LOSS

    Comprehensive loss is as follows:

                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                               JUNE 30,                        JUNE 30,
                                                      --------------------------      --------------------------
                                                         2002            2001            2002            2001
                                                      ----------      ----------      ----------      ----------
                                                                           (IN THOUSANDS)
Net loss                                              $ (293,080)     $ (245,740)     $ (576,381)     $ (547,914)
   Other comprehensive loss:
       Unrealized loss on securities                      (2,367)        (25,502)         (6,379)       (198,970)
       Less: reclassification adjustment for net
          losses (gains) realized in net loss               (557)        (10,452)           (605)         52,323
                                                      ----------      ----------      ----------      ----------
        Net unrealized loss                               (2,924)        (35,954)         (6,984)       (146,647)
        Foreign currency translation adjustments             796         (15,180)          2,753         (34,541)
                                                      ----------      ----------      ----------      ----------
   Other comprehensive loss before taxes                  (2,128)        (51,134)         (4,231)       (181,188)
   Income tax benefit on other comprehensive loss            918          12,383             855          55,304
                                                      ----------      ----------      ----------      ----------

Comprehensive loss                                    $ (294,290)     $ (284,491)     $ (579,757)     $ (673,798)
                                                      ==========      ==========      ==========      ==========

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


14. CONTINGENCIES

    LITIGATION

    The Company is subject to various types of litigation in connection with its business and operations.

    Williams' Securities Litigation

    On January 29, 2002, the first of numerous putative federal securities class actions was filed in the U.S. District Court for the Northern District of Oklahoma, against WCG, TWC, Keith Bailey, the former Chairman of TWC, Howard Janzen, the Chairman, President, and CEO of WCG, and Scott Schubert, the CFO of WCG. The putative class members in all of the cases are purchasers of the common stock of TWC and/or the WCG Class A common stock between July 24, 2000, and January 29, 2002. The complaints allege that the defendants violated federal securities acts by issuing a series of misrepresentations to the market between July 24, 2000, and January 29, 2002. WCG believes that the allegations are without merit.

    Recently, the Court entered an order bifurcating the case into two groups of plaintiffs. The first group consists of owners of WCG securities against WCG, Howard Janzen, and Scott Schubert. The second group consists of owners of TWC securities against TWC and Keith Bailey. Alex Meruelo has been named the lead plaintiff in the WCG case and is represented by Milberg, Weiss, Bershad, Hynes & Lerach, LLP and other firms as lead counsel. HGK Asset Management has been named the lead plaintiff in the TWC case and is represented by Schoengold & Sporn and other firms as lead counsel. The action against WCG has been stayed due to WCG's bankruptcy filing.

    Both TWC and WCG have asserted indemnification rights to each other with respect to these lawsuits and other similar claims and causes of actions.

    Right of Way Class Action Litigation

    A number of suits attempting to achieve class action status seek damages and other relief from the Company based on allegations that the Company installed portions of its fiber-optic cable without all necessary landowner consents. These allegations relate to use of rights of way licensed by railroads, state departments of transportation and others controlling pre-existing right-of-way corridors. The putative members of the class in each suit are those owning the land underlying or adjoining the right-of-way corridors. Similar actions have been filed against all major carriers with fiber-optic networks. It is likely that additional actions will be filed. The Company believes it obtained sufficient rights to install its cable. It also believes that the class action suits are subject to challenge on procedural grounds. TWC is also a defendant or a related party in certain of these lawsuits. The TWC Entities have asserted that they are entitled to indemnity or contribution from WCG, with respect to each of the above lawsuits and any other similar claims or causes of action.

    The Company and other major carriers are seeking to settle the class action claims referenced above relating to the railroad rights of way through an agreed class action styled Zografos et. al. vs. Qwest Communications Corp., et. al., filed in the U.S. District Court for the District of Oregon on January 31, 2002. On that same day, the plaintiffs and defendants jointly asked the Court to approve a settlement. The settlement would have settled the majority of the claims in the putative nationwide and statewide class actions referenced above. However, the case was dismissed on July 12, 2002, creating significant uncertainty regarding the ultimate resolution of this matter.

    Platinum Equity Dispute

    On August 28, 2001, Platinum Equity LLC sent formal notice that it believes the Company owes it approximately $47 million arising from a recalculation of the net working capital of the domestic, Mexican, and Canadian professional services operations of the Solutions segment sold to Platinum. Pursuant to the provisions of the sale agreement, the parties submitted the dispute to binding arbitration before an independent public accounting firm.

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


    Thoroughbred Technology and Telecommunications, Inc. vs. WCL

    On July 24, 2001, Thoroughbred Technology and Telecommunications, Inc. ("TTTI") filed suit against WCL in the U.S. District Court for the Northern District of Georgia for claims that include breach of contract with respect to a fiber-optic fiber installation project that TTTI was constructing for itself and others, including WCL. TTTI seeks specific performance that includes payment of in excess of $36 million in damages plus pre-judgment interest and to require WCL to take title to a three (3) conduit system constructed between Cleveland, Ohio and Boyce, Virginia. WCL alleges various defenses, including significant warranty and breach of contract claims on the part of TTTI. On May 9, 2002, the Court granted TTTI's motion for partial summary judgment on the issue of WCL's liability, finding that WCL did not have the right to terminate the contract. WCL's warranty and breach of contract claims remain pending. The Court's order stated the amount of damages would not be established until a ruling is made regarding the remaining claims of both parties. However, recently TTTI filed a motion with the Court seeking to require WCL to close on the Cleveland to Boyce transaction and to enter judgment in TTTI's favor for in excess of $38 million. WCL has objected to the motion and the issue remains pending with the Court. Should the Court grant TTTI's motion and require WCL to close on the Cleveland to Boyce conduit segment and enter judgment in favor of TTTI, it is likely that WCL will be unable to post a bond or other security in which case WCL would be required to pay the amount within 30 days or risk a default under WCL's existing credit agreements. WCL remains confident of the validity of its counterclaims and that such claims, if proven, will reduce the amount of any potential judgment that TTTI may obtain. Moreover, WCL believes the Court erred in granting TTTI's motion for partial summary judgment and WCL has sought reconsideration of the order with the Court. Should the Court not reconsider its ruling, then WCL believes the order granting partial summary judgment to TTTI is likely to be overturned on appeal. However, should TTTI prevail in this litigation, there is a possibility that WCL's counterclaims would not reduce the amount of TTTI's claims to a level which is below certain monetary triggers in WCL's existing credit agreements, thus creating a default by WCL, which would, in turn, terminate the Restructuring Agreement. In recent correspondence, TTTI has indicated its intention to raise additional claims in the litigation against WCL in the stated amount of as much as $43 million. WCL has reviewed these potential claims based upon the limited information available to date and believes they are without merit.

    Oklahoma Department of Securities Investigation

    On April 26, 2002, the Oklahoma Department of Securities (the "Department") issued an Order of Investigation to both WCG and TWC. In that order, the Department expressed its intention to investigate unspecified allegations that WCG and TWC may have violated the Oklahoma Securities Act. The Company is cooperating fully with the Department. At this time, neither the scope of the Department's investigation nor the likely outcome of any such investigation can be determined. The Company believes that all of its actions and disclosures have been in full compliance with the Oklahoma Securities Act.

    The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business. Except for the material claims listed above, in the opinion of management upon advice from legal counsel, the ultimate resolution of all claims, legal actions and complaints after consideration of amounts accrued, insurance coverage or other indemnification arrangements is not expected to have a materially adverse effect upon the Company's future financial position, results of operations or cash flows.

    OTHER

    SBC

    SBC, the Company's largest customer (37 percent of Network's 2001 revenues as disclosed in the Company's 2001 10-K), may terminate its provider agreements with the Company if any of the following occurs:

    o The Company begins to offer retail long distance voice transport or local exchange services on its network except in limited circumstances;

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


    o The Company materially breaches its agreements with SBC causing a material adverse effect on the commercial value of the relationship to SBC; or

    o The Company has a change of control without SBC's consent (regarding which, SBC has notified the Company that it reserves its right to claim that the spin-off of the Company from TWC constituted a change of control).

        The Company is currently seeking an agreement with SBC to resolve the change in control issue; however the Company cannot provide assurance that an agreement will be reached in a timely fashion. If a timely agreement cannot be reached, the Company may seek judicial resolution.

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

    Worldcom, Inc.

    WCG currently has a prepaid capacity agreement with WorldCom, Inc. ("WorldCom") of approximately $97 million valued on its balance sheet as of June 30, 2002. WCG cannot determine at this time what financial impact, if any, the WorldCom bankruptcy filing will have on the recoverability of this asset. Developments in the WorldCom bankruptcy proceedings could impair WCG's ability to realize or recover this asset, leading to an impairment charge against earnings for some or all of the currently recorded value.

15. RECENT ACCOUNTING STANDARDS

    Under SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, adoption of SFAS No. 142 is required in fiscal years beginning after December 15, 2001. As of December 31, 2001, the Company has fully impaired its goodwill and other intangible assets. There was no impact on the Company's results of operations and financial position upon adopting SFAS No. 142.

    In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The Statement requires companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion of construction or shortly thereafter. The FASB decided to limit the scope to legal obligations and the liability will be recorded at fair value. The Company will implement this statement as part of its fresh start accounting as required by SOP 90-7. The effect of adopting this standard on the Company's results of operations and financial position is currently being evaluated.

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

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


is consistent with the provisions under SFAS No. 144. Accordingly, the effect of adopting this standard on the Company's results of operations and financial position was not different than had the Company continued to operate under SFAS No. 121.

    In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, the Statement rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses. The Company will implement this statement as part of its fresh start accounting as required by SOP 90-7. The Company anticipates no impact on the Company's results of operations and financial position upon adopting SFAS No. 145.

    In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between Statement 146 and Issue 94-3 relates to Statement 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in this Statement is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The Company will implement this statement as part of its fresh start accounting as required by SOP 90-7. The effect of adopting this standard on the Company's results of operations and financial position is currently being evaluated.

16. RELATED PARTY TRANSACTIONS

    As disclosed in the Company's Form 10-K for the year 2001, the Compensation Committee of the board of directors of WCG established a program to award annual retention bonuses over a period of five years in the aggregate amount of $13 million to certain executives to be applied, after deduction of applicable withholding taxes, solely against their respective outstanding principal loan balances. The agreements executed under this program have subsequently been amended in conjunction with finalizing the Plan. In addition, certain amendments were executed that are conditioned on the purchase by Leucadia of shares of New WCG Common Stock pursuant to the Plan, and will only take effect provided that the purchase is consummated pursuant to and in accordance with the terms and conditions of the Leucadia Investment Agreement by February 28, 2003.

    Under the amended retention bonus agreements, any outstanding bonus amounts remaining at the time of the effective date of the Plan will be paid out in four equal payments on each of the first through fourth anniversaries of the restructuring date. Payments accelerate for events such as normal retirement, rejection of the retention bonus agreement under federal bankruptcy laws, an involuntary termination or a change in control (in the latter case, acceleration occurs only with respect to accrued, unpaid amounts for the year in which the change in control occurs). Interest payments owed by the executives beginning as of January 1, 2002 will be reimbursed by the Company, and the Company will pay all taxes associated with interest and principal payments under the retention bonus agreements, as well as any taxes incurred as a result of the payment of taxes by the Company.

    Under a separate amendment conditioned on the transaction with Leucadia, as described above, all retention bonus payments would vest upon consummation of the transactions contemplated by the Plan or, if earlier, termination without cause of a given executive, but would still be paid out over the first through fourth

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


anniversaries of the restructuring date. Payment would only accelerate upon death or disability or the rejection of the retention bonus agreement under federal bankruptcy laws. The payment of associated taxes would be limited to an aggregate total of $20 million for all participants. Under the Leucadia agreement, any officers who are parties to retention bonus agreements would not be eligible to participate in the Company's otherwise applicable change in control severance plan.

    As disclosed in the Company's Form 10-Q for first quarter 2002, WCG's board of directors approved the funding of a $30 million trust by WCL to fund certain incentive and retention programs through the completion of the bankruptcy process. Subsequently, the Administrative Agent for the Lenders requested that no payments be made out of the Trust. As a result, the Trust has been dissolved and all funds have reverted back to the general assets of WCL.

    Under previous compensation policies, each director received $1,000 per meeting of the board and between $500 and $750 per committee meeting, depending on the committee. On April 18, 2002, following consultation with an outside compensation consultant, the board of directors altered the form and amount of director compensation to be $1,000 per meeting, regardless of whether it is a meeting of the board or any given committee, effective January 1, 2002.

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

BALANCE SHEET RESTRUCTURING

    See Notes 2 and 12 to the condensed consolidated financial statements discussing the Chapter 11 Case, which is incorporated herein by reference.

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

    Adoption of fresh start accounting

    Upon emerging from chapter 11, the Company will implement fresh start accounting under the provisions of SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Under SOP 90-7, the reorganization fair value of the Company will be allocated to its assets and liabilities, its accumulated deficit will be eliminated, and new equity will be issued according to the Plan. As part of this process, the Company will be required to adjust deferred revenue balances currently recorded on its balance sheet to fair value and will also be recording liabilities and assets for long term commitments not representative of current market conditions. In addition, changes in accounting principles should be adopted in fresh start accounting that would be required in the financial statements within twelve months following emergence from chapter 11.

    In conjunction with formulating the Plan, the Company has been required to estimate its post-confirmation going concern value. The Company's financial advisors have assisted in the valuation utilizing methodologies representing hypothetical reorganized enterprise values assuming the implementation of the business plan as well as other significant assumptions. Based upon this analysis, the estimated enterprise value for the Company at the effective date of the Plan is approximately $1.4 billion. The indebtedness of the Company at the effective date of the Plan is projected to be $675 million, substantially all of which is expected to be classified as long-term. After deducting this amount from the enterprise value, the estimated total equity value of the Company is approximately $725 million. These amounts are based on preliminary valuation information and, as such, the final reorganization fair value of the Company that will be allocated to its assets and liabilities may vary.

    The Company is still evaluating the impact of adopting fresh start accounting. However, the Company anticipates that the adoption of fresh start accounting will have a material effect on its financial statements because of the revised valuation of the company, the valuation of assets and liabilities to fair value and the potential adoption of new accounting rules upon emergence from chapter 11.

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

    During first and second quarters 2002, the Company prepared impairment tests on a going concern basis, and its remaining basis at the end of these periods in its long-lived assets was determined to be recoverable through future cash flows. Further adjustments to the carrying value may be necessary because of further revisions of the underlying cash flow assumptions or revised assumptions of underlying assets to be held for use versus assets to be sold prior to adopting fresh start accounting. Upon emergence and adoption of fresh start accounting, the Company anticipates it will reduce its carrying value of long-lived assets by approximately $2.5 billion.

    WCG currently has a prepaid capacity agreement with WorldCom of approximately $97 million valued on its balance sheet as of June 30, 2002. WCG cannot determine at this time what financial impact, if any, the WorldCom bankruptcy filing will have on the recoverability of this asset. Developments in the WorldCom bankruptcy proceedings could impair WCG's ability to realize or recover this asset, leading to a impairment charge against earnings for some or all of the currently recorded value.

    Debt, preferred stock obligations and covenant compliance

    Despite the commencement of the Chapter 11 Case, the Company has agreements with the lenders under the Credit Agreement that are not directly affected by the Chapter 11 Case because no chapter 11 case has been commenced for WCL. These agreements contain various terms and calculations (collectively referred to as covenants) that require subjective and legal interpretations. The Company's ability to continue to classify the non-current portion of these obligations as long-term is dependent on its ability to continue to meet the covenant requirements listed in these debt agreements or obtain waivers or amendments in the event the Company cannot comply with its covenants or cure any instances of noncompliance. As discussed in Note 12 to the condensed consolidated financial statements, the Company has secured agreements and waivers for events of default occurring on, before or associated with its Chapter 11 Case with respect to its obligations under the Credit Agreement.

    Events of default occurring subsequent to the Company's commencement of the Chapter 11 Case are not covered by the waivers under the Credit Agreement. On April 25, 2002, TWC notified the Company that the commencement of the Chapter 11 Case is an event of default under certain agreements with TWC including the sale and subsequent leaseback agreements. If TWC was to exercise its remedies under the sale and subsequent leaseback agreements and demand payment of amounts owed, or if the Company was unable to meet the conditions of the Restructuring Agreement, there would be a termination event under the terms of the Restructuring Agreement. A termination event would allow the Company's creditors to declare all amounts outstanding, including accrued interest or other obligations, to be immediately due and payable and allow them to proceed against the collateral granted to them, if any, to secure the debt. The Company does not have existing liquidity sufficient to pay all amounts that would become due as a result of defaults under its debt agreements and, thus, would have to find other means of liquidity, enter into separate agreements to restructure its debt agreements, or commence a chapter 11 case at the operating company level in order to avoid the material adverse effects associated with creditors foreclosing or exercising other remedies.

    However, any claim TWC may have had against WCG would be resolved upon the consummation of the Settlement Agreement. Because there can be no assurances that the Settlement Agreement will be confirmed as contemplated or that the Company can remain in compliance with all of its covenants, the Company has classified its liabilities under the sale and subsequent leaseback agreements and the Credit Agreement as current. TWC has not exercised any remedies, there are no existing events of default under the Credit Agreement and the Plan does not assume having to pay either debt on accelerated terms.

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

    As of June 30, 2002, PowerTel has 71 million Australian dollars (or $40.0 million) outstanding under its bank facility. As of December 31, 2001, PowerTel was in violation of two covenant requirements and was in the process of negotiating a restructuring plan with its bank group. In February 2002, the Company advanced PowerTel 16 million Australian dollars (or $8.3 million) in the form of a subordinated loan in order to satisfy certain conditions of the restructuring plan. In March 2002, as part of the approved restructuring plan with its bank group, PowerTel received waivers from its bank group related to the covenant violations for the three months ending December 31, 2001. Under the approved restructuring plan, PowerTel will have access to its remaining bank facility, subject to meeting certain covenants with its lenders, beginning September 1, 2002. PowerTel's violation of covenant requirements does not cause any cross-defaults to the Company's other debt obligations.

    The Company has redeemable cumulative convertible preferred stock outstanding as of June 30, 2002 of approximately $250 million. The Company has paid its preferred stock dividends through January 2002. As of the commencement of the Chapter 11 Case, WCG ceased accruing dividends on its preferred stock. Because of the priority requirements of the Bankruptcy Code, if the Plan is consummated as discussed in Note 2, the holders of the preferred stock will receive no distribution under the Plan and the preferred stock will be cancelled. In accordance with existing GAAP, the preferred stock is classified on its balance sheet as mezzanine financing, meaning it is neither debt nor equity. Pending rules before the FASB would require classifying this security as debt, due in 2012.

    Collections on notes receivable

    As of June 30, 2002, the Company has notes receivable outstanding of approximately $55 million primarily related to the sale of its Solutions business. In April 2002, Platinum Equity LLC paid $30 million ($21 million in principal and $9 million in interest) on its $75 million promissory note from the sale of Solutions in 2001. The Company is involved in a dispute with the purchaser of its Solutions business regarding the calculation of net working capital as defined in the agreement in which the purchaser claims that the Company owes approximately $47 million. The Company denies that a working capital adjustment of this magnitude is required. The matter has been submitted to an independent public accounting firm for binding resolution.

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

    The Company recognizes revenues when collectibility is reasonably assured. In the current distressed telecom environment, significant judgment and assumptions are required in order to determine whether or not collectibility is reasonably assured. These judgements include assessing the likelihood of customers meeting covenants or obtaining financing. In addition, the company must be able to assess, in some cases, the likelihood of customers filing for chapter 11 and predicting the outcome of bankruptcy filings once they occur. The Company believes it has the appropriate reserves recorded for any exposures resulting from these uncertainties. Subsequent to June 30, 2002, WorldCom commenced a chapter 11 case. As disclosed in the Company's 2001 10-K, the Company's revenues from WorldCom, including Intermedia and UUNet, accounted for 11 percent of Network's 2001 revenues. The Company is uncertain at this time to what extent WorldCom's bankruptcy filing will impact, if at all, the recognition of revenues in the future and will continue to monitor the progress of the bankruptcy filing.

TRANSACTIONS WITH SBC

    SBC is the Company's largest customer and was a related party due to the membership of an officer of SBC on the Company's board of directors. In first quarter 2002, the officer of SBC resigned his membership on the Company's board of directors. SBC purchases domestic voice and data long-distance and local transport services from the Company. Revenues from SBC for the three months ended June 30, 2002 and 2001 were approximately $133 million and $93 million, respectively, and for the six months ended June 30, 2002 and 2001 were approximately $255 million and $182 million, respectively. The Company purchases local transport services, platform services such as toll-free, operator, calling card and directory assistance services and international services such as transport and switched-voice services from SBC. These purchases from SBC were $47.7 million and $33.7 million for the three months ended June 30, 2002 and 2001, respectively, and $83.9 million and $67.8 million for the six months ended June 30, 2002 and 2001, respectively.

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

        The Company is currently seeking an agreement with SBC to resolve the change in control issue; however the Company cannot provide assurance that an agreement will be reached in a timely fashion. If a timely agreement cannot be reached, the Company may seek judicial resolution.

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

RESULTS OF OPERATIONS

    The table below summarizes the Company's consolidated results of operations:

                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                                       JUNE 30,                        JUNE 30,
                                              --------------------------      --------------------------
                                                 2002            2001            2002            2001
                                              ----------      ----------      ----------      ----------
                                                                    (IN THOUSANDS)
Revenues:
   Network                                    $  266,512      $  255,095      $  537,351      $  503,918
   Emerging Markets                               36,942          39,894          75,851          80,317
   Other                                              --              --              --              --
   Eliminations                                  (10,343)        (13,651)        (21,498)        (26,833)
                                              ----------      ----------      ----------      ----------
     Total revenues                              293,111         281,338         591,704         557,402
Operating expenses:
   Cost of sales                                 258,220         246,739         517,621         501,597
   Selling, general and administrative            52,836          76,171         121,097         151,186
   Provision for doubtful accounts                 3,976           5,774          11,523           8,436
   Depreciation and amortization                 145,153         107,418         285,299         192,631
   Restructuring charges                           2,172              --          13,333              --
   Other expense (income), net                    31,646          (7,969)          9,736          (8,022)
                                              ----------      ----------      ----------      ----------
     Total operating expenses                    494,003         428,133         958,609         845,828
                                              ----------      ----------      ----------      ----------
Loss from operations                            (200,892)       (146,795)       (366,905)       (288,426)
Net interest expense                             (47,946)       (118,590)       (171,739)       (201,073)
Investing income (loss):
   Interest and other                              8,869          18,490          18,077          21,212
   Equity losses                                    (543)         (3,307)         (1,712)         (9,208)
   Income (loss) from investments                    557           7,132           1,517         (31,405)
Minority interest in loss of consolidated
   subsidiary                                      3,903           6,583           8,587          13,191
Other income, net                                    200              25             256             143
Reorganization items, net                        (56,306)             --         (63,599)             --
                                              ----------      ----------      ----------      ----------
Loss before income taxes                        (292,158)       (236,462)       (575,518)       (495,566)
Provision for income taxes                          (922)         (9,278)           (863)        (52,348)
                                              ----------      ----------      ----------      ----------
Net loss                                      $ (293,080)     $ (245,740)     $ (576,381)     $ (547,914)
                                              ==========      ==========      ==========      ==========


THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

CONSOLIDATED RESULTS

    The Company's net loss increased $47.4 million primarily due to reorganization items of $56.3 million, an increase in loss from operations of $54.1 million and a decrease in investing income of $13.4 million, partially offset by a decrease in net interest expense of $70.7 million and a decrease related to the tax provision of $8.4 million.

    Network and Emerging Markets accounted for $42.6 million and $12.9 million of the increase in loss from operations, respectively. Other loss from operations decreased $1.4 million.

NETWORK

    The table below summarizes Network's results from operations:

                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                    JUNE 30,                       JUNE 30,
                                           --------------------------      --------------------------
                                              2002            2001            2002            2001
                                           ----------      ----------      ----------      ----------
                                                              (IN THOUSANDS)
Revenues:
   Dark fiber                              $       --      $    1,250      $       --      $    9,101
   Capacity and other                         256,207         240,298         515,955         468,183
   Intercompany                                10,305          13,547          21,396          26,634
                                           ----------      ----------      ----------      ----------
     Total revenues                           266,512         255,095         537,351         503,918
Operating expenses:
   Cost of sales                              232,513         223,441         464,438         453,431
   Selling, general and administrative         40,526          64,086          94,221         128,333
   Provision for doubtful accounts              3,654           5,567          10,762           7,572
   Depreciation and amortization              128,265          99,217         256,131         177,002
   Restructuring charges                        1,514              --          10,094              --
   Other expense (income), net                 31,823          (7,969)          9,941          (8,022)
                                           ----------      ----------      ----------      ----------
     Total operating expenses                 438,295         384,342         845,587         758,316
                                           ----------      ----------      ----------      ----------
Loss from operations                       $ (171,783)     $ (129,247)     $ (308,236)     $ (254,398)
                                           ==========      ==========      ==========      ==========

    Network's revenues increased $11.4 million, or 4%, primarily attributable to data and voice services provided to SBC of approximately $133 million for the three months ended June 30, 2002 compared to approximately $93 million for the three months ended June 30, 2001 and an increase of $44.2 million attributable to the acquisition of Ameritech Global Gateway Services ("AGGS") on September 28, 2001, of which $15.4 million relates to SBC and is included in the SBC revenues amount above. These increases were offset by contractual price re-rates and customer disconnects, $3.2 million of lower revenues from Emerging Markets and $2.5 million of lower revenues from vendor assignments.

    Network's gross margin increased to $34.0 million for the three months ended June 30, 2002 from $31.7 million for the three months ended June 30, 2001. Gross margin increased to 13% for the three months ended June 30, 2002 from 12% for the three months ended June 30, 2001. The improvement in Network's gross margin is primarily a result of $9.6 million lower lease expense from the absence of lease costs associated with the ADP (see Note 2 to the condensed consolidated financial statements) which have been replaced with interest expense in 2002 until the filing of the Company's Chapter 11 Case, $3.3 million lower ad valorem taxes as a result of changes in fair values of the associated assets and a $1.7 million increase attributable to the acquisition of AGGS. These improvements are partially offset by lower revenues from customer disconnects and $3.2 million of lower margins from Emerging Markets.

    Network's selling, general and administrative expenses decreased $23.6 million, or 37%, due primarily to lower payroll related expenses from workforce reductions that occurred in conjunction with the restructuring of its balance sheet and the absence of costs associated with the spin-off from TWC in April 2001 in addition to certain corporate costs from TWC. Network's selling, general and administrative expenses as a percentage of revenues decreased to 15% for the three months ended June 30, 2002 from 25% for the three months ended June 30, 2001.

    Network's provision for doubtful accounts decreased $1.9 million, or 34%, primarily due to timing of receivable collections, partially offset by an increase in provisions associated with general market conditions in the telecommunications industry.

    Network's depreciation and amortization increased $29.1 million, or 29%, primarily as a result of assets placed in service since June 30, 2001 and the addition of $750 million of assets associated with the ADP, partially offset by the impairment of long-lived assets recorded in fourth quarter 2001.

    Network's restructuring charges for the three months ended June 30, 2002 primarily represents restructuring charges incurred in second quarter 2002 due to workforce reductions and expenses relating to an executive's restructuring retention bonus of $0.9 million (see Note 16).

    Network's other expense increased $39.8 million primarily due to a $35 million accrual for contingent liabilities recorded in second quarter 2002.

EMERGING MARKETS

    The table below summarizes Emerging Markets results from operations:

                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                    JUNE 30,                        JUNE 30,
                                           --------------------------      --------------------------
                                              2002            2001            2002            2001
                                           ----------      ----------      ----------      ----------
                                                                (IN THOUSANDS)
Revenues                                   $   36,942      $   39,894      $   75,851      $   80,317
Operating expenses:
   Cost of sales                               36,050          36,949          74,681          74,999
   Selling, general and administrative         12,231          10,758          26,819          20,635
   Provision for doubtful accounts                322             207             761             864
   Depreciation and amortization               16,888           8,076          29,168          15,406
   Restructuring charges                          606              --           2,810              --
   Other income, net                             (177)             --            (205)             --
                                           ----------      ----------      ----------      ----------
     Total operating expenses                  65,920          55,990         134,034         111,904
                                           ----------      ----------      ----------      ----------
Loss from operations                       $  (28,978)     $  (16,096)     $  (58,183)     $  (31,587)
                                           ==========      ==========      ==========      ==========

    Emerging Markets' revenues decreased $3.0 million, or 8%, primarily due to a decrease in satellite business and the transmission of broadcast sports and news events, partially offset by higher ad revenues and media services as a result of the iBEAM acquisition in December 2001.

    Emerging Markets' gross margin decreased to $0.9 million for the three months ended June 30, 2002 from $2.9 million for the three months ended June 30, 2001. Gross margin decreased to 2% for the three months ended June 30, 2002 from 7% for the three months ended June 30, 2001. The decrease in gross margin is primarily due to costs associated with the development and support of media services, partially offset by an increase in revenues as a result of the iBEAM acquisition.

    Emerging Markets' selling, general and administrative expenses increased $1.4 million, or 13%, due primarily to payroll related and integration costs associated with the acquisition of iBEAM, partially offset by lower payroll related expenses as a result of workforce reductions.

    Emerging Markets' depreciation and amortization expense increased $8.8 million due primarily to assets placed in service since June 30, 2001 relating to media services and as a result of the acquisition of iBEAM, partially offset by $1.3 million lower amortization expense as the Company fully impaired its goodwill and other intangibles as of December 31, 2001.

    Emerging Markets' restructuring charges for the three months ended June 30, 2002 represent restructuring charges incurred in second quarter 2002 due to workforce reductions.

CONSOLIDATED NON-OPERATING ITEMS

    The Company's net interest expense decreased $70.7 million primarily due to ceasing the accrual of interest expense on liabilities subject to compromise as of the Petition Date as discussed in Note 2, partially offset by a decrease in capitalized interest of $20.5 million due to a substantial decrease in assets under construction.

    The Company's interest and other investing income decreased $9.6 million primarily due to lower average short-term investment balances for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 and a reduction in short-term interest rates.

    The Company's equity losses decreased $2.8 million primarily due to the sale of its remaining economic interest in ATL in July 2001.

    The Company's income from investments for the three months ended June 30, 2002 of $0.6 million represents gains from sales of certain marketable equity securities. The Company's loss from investments for the three months ended June 30, 2001 of $7.1 million included net gains of $25.0 million from sales of certain marketable equity securities and gains of $16.6 million from the change in market value of cashless collars on certain marketable equity securities in accordance with SFAS No. 133, as amended, since the cashless collars did not qualify as a hedge. These gains were largely offset by a loss of $34.5 million related to write-downs of certain investments resulting from management's determination that the decline in the value of these investments was other than temporary.

    The Company's reorganization items for the three months ended June 30, 2002 of $56.3 million represents the write-off of unamortized debt and preferred stock issuance costs and debt discount of $102.4 million and professional fees and other items of $23.6 million, partially offset by a gain of $69.8 million recognized from the forgiveness of interest related to the Trust Notes (see Note
8).

    The Company's tax provision decreased $8.4 million primarily due to the 2002 absence of changes in the valuation allowance established for deferred tax assets and liabilities created by changes in the value of marketable equity securities in 2001. The Company's tax provision reflects fully reserving, through a valuation allowance, its net deferred tax assets. Reductions to the fair value of marketable equity securities reduced the associated deferred tax liabilities creating net deferred tax assets for which the utilization has not yet been demonstrated. The valuation allowance represents a reserve against the Company's net deferred tax assets, primarily resulting from net operating loss carryforwards which may not be utilized.


SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

CONSOLIDATED RESULTS

    The Company's net loss increased $28.5 million primarily due to an increase in loss from operations of $78.5 million and reorganization items of $63.6 million, partially offset by a decrease related to the tax provision of $51.4 million, an increase in investing income of $37.3 million and a decrease in net interest expense of $29.4 million.

    Network and Emerging Markets accounted for $53.8 million and $26.6 million of the increase in loss from operations, respectively. Other loss from operations decreased $1.9 million.

NETWORK

    Network's revenues increased $33.5 million, or 7%, primarily attributable to data and voice services provided to SBC of approximately $255 million for the six months ended June 30, 2002 compared to approximately $182 million for the six months ended June 30, 2001 and an increase of $87.7 million attributable to the acquisition of AGGS, of which $29.8 million relates to SBC and is included in the SBC revenues amount above. The increase in revenues is substantially offset by contractual price re-rates and customer disconnects, $11.4 million of lower revenues from vendor assignments, $9.1 million lower revenues from dark fiber transactions entered into prior to June 30, 1999 and accordingly accounted for as sales type leases and $5.2 million of lower revenues from Emerging Markets.

    Network's gross margin increased to $72.9 million for the six months ended June 30, 2002 from $50.5 million for the six months ended June 30, 2001. Gross margin increased to 14% for the six months ended June 30, 2002 from 10% for the six months ended June 30, 2001. The improvement in Network's gross margin is primarily a result of $21.5 million lower lease expense from the absence of lease costs associated with the ADP (see Note 2 to the condensed consolidated financial statements) which have been replaced with interest expense in 2002 until the date of the Company's Chapter 11 Case filing, $8.5 million lower ad valorem taxes as a result of changes in fair values of the associated assets and a $4.5 million increase attributable to the acquisition of AGGS. These improvements are partially offset by lower revenues from customer disconnects, $5.6 million of lower margins from dark fiber transactions and $5.1 million of lower margins from Emerging Markets.

    Network's selling, general and administrative expenses decreased $34.1 million, or 27%, due primarily to lower payroll related expenses as a result of workforce reductions and the absence of costs associated with the spin-off from TWC in April 2001 in addition to certain corporate costs from TWC. Network's selling, general and administrative expenses as a percentage of revenues decreased to 18% for the six months ended June 30, 2002 from 25% for the six months ended June 30, 2001.

    Network's provision for doubtful accounts increased $3.2 million, or 42%, primarily due to general market conditions in the telecommunications industry.

    Network's depreciation and amortization increased $79.1 million, or 45%, primarily as a result of assets placed in service since June 30, 2001 and the addition of $750 million of assets associated with the ADP, partially offset by the impairment of long-lived assets recorded in fourth quarter 2001.

    Network's restructuring charges for the six months ended June 30, 2002 primarily represents restructuring charges incurred in 2002 due to workforce reductions.

    Network's other expense increased $17.9 million primarily due to a $35 million accrual for contingent liabilities recorded in second quarter 2002, partially offset by settlement gains related to various agreements.

EMERGING MARKETS

    Emerging Markets' revenues decreased $4.4 million, or 5%, primarily due to a decrease in satellite business and the transmission of broadcast sports and news events, partially offset by higher ad revenues and media services as a result of the iBEAM acquisition in December 2001.

    Emerging Markets' gross margin decreased to $1.2 million for the six months ended June 30, 2002 from $5.3 million for the six months ended June 30, 2001. Gross margin decreased to 2% for the six months ended June 30, 2002 from 7% for the six months ended June 30, 2001. The decrease in gross margin is primarily due to costs associated with the development and support of media services, partially offset by an increase in revenues as a result of the iBEAM acquisition.

    Emerging Markets' selling, general and administrative expenses increased $6.2 million, or 30%, due primarily to payroll related and integration costs associated with the acquisition of iBEAM, partially offset by lower payroll related expenses as a result of workforce reductions.

    Emerging Markets' depreciation and amortization expense increased $13.8 million, or 90%, due primarily to assets placed in service since June 30, 2001 relating to media services and as a result of the acquisition of iBEAM, partially offset by $2.6 million lower amortization expense as the Company fully impaired its goodwill and other intangibles as of December 31, 2001.

    Emerging Markets' restructuring charges for the six months ended June 30, 2002 represent restructuring charges incurred in 2002 due to workforce reductions.

CONSOLIDATED NON-OPERATING ITEMS

    The Company's net interest expense decreased $29.4 million primarily due to ceasing the accrual of interest expense on liabilities subject to compromise as of the Petition Date as discussed in Note 2, partially offset by a decrease in capitalized interest of $52.1 million due to a substantial decrease in assets under construction.

    The Company's interest and other investing income decreased $3.1 million primarily due to lower short-term interest rates for the six months ended June 30, 2002 compared to the six months ended June 30, 2001.

    The Company's equity losses decreased $7.5 million primarily due to the sale of its remaining economic interest in ATL in July 2001.

    The Company's income from investments for the six months ended June 30, 2002 of $1.5 million included a $0.9 million gain related to dividends received from a cost-based investment and gains from sales of certain marketable equity securities. Loss from investments for the six months ended June 30, 2001 of $31.4 million included a loss of $93.7 million related to write-downs of certain investments resulting from management's determination that the decline in the value of these investments was other than temporary. This loss was partially offset by gains of $40.9 million from the change in market value of cashless collars on certain marketable equity securities in accordance with SFAS No. 133 as amended since the cashless collars did not qualify as a hedge and net gains of $21.4 million from sales of certain marketable equity securities.

    The Company's reorganization items for the six months ended June 30, 2002 of $63.6 million represents the write-off of unamortized debt and preferred stock issuance costs and debt discount of $102.4 million and professional fees and other items of $30.9 million, partially offset by a gain of $69.8 million recognized from the forgiveness of interest related to the Trust Notes (see Note
8).

    The Company's tax provision decreased $51.4 million primarily due to the 2002 absence of changes in the valuation allowance established for deferred tax assets and liabilities created by changes in the value of marketable equity securities in 2001. The Company's tax provision reflects fully reserving, through a valuation allowance, its net deferred tax assets. Reductions to the fair value of marketable equity securities reduced the associated deferred tax liabilities creating net deferred tax assets for which the utilization has not yet been demonstrated. The valuation allowance represents a reserve against the Company's net deferred tax assets, primarily resulting from net operating loss carryforwards which may not be utilized.

LIQUIDITY AND CAPITAL RESOURCES

2002 AND 2003

Financing plan

    For a discussion of the Company's current plans regarding a comprehensive balance sheet restructuring, see Notes 2 and 12 to the condensed consolidated financial statements. The provisions contemplated in these plans are incorporated in the liquidity discussion below.

Cash requirements

    The Company's expected cash requirements for 2002 and 2003 total approximately $750 million consisting of the following:

o   capital expenditures of approximately $320 million;

o   debt service obligations (including interest) of approximately $660 million;

o cash payments pursuant to an 18 month note for the purchase of the Headquarters Building of approximately $50 million;

o   partially offset by a new equity investment of $150 million;

o partially offset by cash expected to be generated from its operating and investing activities of approximately $130 million including cash from asset sales, dark fiber transactions and other capacity sales.

    The Interim Amendment to the Credit Agreement eliminated substantially all financial covenants except for the requirement that WCL maintain a minimum cash balance, including amounts classified as short-term investments, in accounts controlled by the lenders of $350 million until June 30, 2002 and $200 million thereafter, and meet certain targets, including EBITDA results, as defined. The Company is currently negotiating an amendment to the Credit Agreement to become effective upon emergence from chapter 11 of which the terms are expected to reduce the total size of the facility available to the outstanding amount as of emergence from chapter 11 of $525 million, issue cash-collaterized letters of credit of up to $45 million and establish new financial covenants.

Cash sources

    As of June 30, 2002, the Company had approximately $650.3 million of cash, cash equivalents and short-term investments.

    As of June 30, 2002, PowerTel had 71 million Australian dollars (or $40.0 million) outstanding under its bank facility agreement. As of December 31, 2001, PowerTel was in violation of two covenant requirements and was in the process of negotiating a restructuring plan with its bank group. In February 2002, the Company advanced PowerTel 16 million Australian dollars (or $8.3 million) in the form of a subordinated loan in order to satisfy certain conditions of the restructuring plan with its bank group due to PowerTel's violation of two covenant requirements for the three months ending December 31, 2001. In March 2002, as part of an approved restructuring plan with its bank group, PowerTel received waivers from its bank group related to the covenant violations. Under the approved restructuring plan, PowerTel will have access to its remaining bank facility, subject to meeting certain covenants with its lenders, beginning September 1, 2002, which has been reduced by 50 million Australian dollars leaving a remaining balance of approximately 29 million Australian dollars.

    In February 2002, America Movil, S.A. de C.V. prepaid its non-interest bearing note of $90.0 million from the sale of ATL by paying a discounted amount of $88.8 million.

    In April 2002, Platinum Equity LLC paid $30 million ($21 million in principal and $9 million in interest) on its $75 million promissory note from the sale of Solutions in 2001. The remaining balance of $54 million in principal and approximately $3 million in interest is due in September 2002.

    Pursuant to the terms of the Restructuring Agreement and the Interim Amendment to the Credit Agreement, the Company must raise additional debt or equity in the amount of $150 million on or before the record date set for voting on the Plan. As discussed in Note 2, in July 2002, Leucadia and WCG entered into an investment agreement providing for a commitment by Leucadia, subject to certain conditions, to make the New Investment of $150 million.

    The Company expects to receive cash from asset sales, dark fiber transactions and other capacity sales in addition to results from operations, net of depreciation, of approximately $245 million in 2003.

Cash uses

    Cash used in operating activities was $76.5 million for the six months ended June 30, 2002, which includes interest payments of approximately $89 million. Cash to be used in operating activities is expected to be approximately $135 million for 2002 including interest payments of approximately $120 million and restructuring fees and payments of approximately $75 million. Cash to be provided by operating activities is expected to be $120 million for 2003. Included in 2002 and 2003 operating activities are retention and restructuring awards of approximately $13 million to be paid out in varying stages upon emergence from chapter 11.

    The Company currently estimates it will spend approximately $125 million and $195 million for capital expenditures for 2002 and 2003, respectively, primarily to enhance and expand products and service offerings for both carrier and media services and continued extension of the network in major metro markets. Projected capital expenditures may be impacted if the actual level of asset sales and business requirements vary from those currently considered in the projections above or if there are unfavorable outcomes associated with contingent liabilities or disputes not currently factored in its projections. Capital expenditures were $39.7 million for the six months ended June 30, 2002.

    As of June 30, 2002, the Company had debt obligations of approximately $5.7 billion. The Company anticipates that approximately $4.6 billion in debt will be discharged if the Plan contemplated by the Restructuring Agreement is consummated, comprised of approximately $2.4 billion principal on its Senior Redeemable Notes, approximately $1.4 billion principal amount under the Trust Notes, and approximately $754 million related to the ADP Claims. The Company anticipates interest relief with these obligations, which on an annual basis amounts to approximately $420 million. Pursuant to the terms of the Interim Amendment to the Credit Agreement, the Company will prepay $450 million of upcoming maturities under the Credit Agreement prior to emergence from chapter 11, leaving $525 million outstanding. The Company has paid $200 million in April 2002 and $50 million in July 2002 and anticipates making the remaining $200 million payment upon emergence from chapter 11. After making the $450 million principal reductions, scheduled principal reductions begin in fourth quarter 2004.

    As disclosed in Note 2, pursuant to the Settlement Agreement, the Company plans to purchase the Headquarters Building and certain related real and personal property currently subject to the sale and subsequent leaseback transaction from TWC for an aggregate amount of $150 million. The purchase price consists of approximately $50 million to be paid pursuant to an 18 month note with the remaining $100 million financed through a promissory note payable over 90 months.

    In April 2001, TWC and the Company entered into an agreement in which the Company owes TWC approximately $100 million for various normal course services which previously was included in accounts payable. By agreement with TWC, the Company elected to defer payment of these payables and related interest at a rate of 8.25% until September 15, 2002. This item was included as a general unsecured claim in the Chapter

11 Case and is now classified as subject to compromise. Accordingly, the Company anticipates not having to pay this obligation.

    Factors which could impact the Company's ability to have sufficient liquidity to execute on its business plan are the successful implementation of its balance sheet restructuring efforts, its ability to generate sufficient sales to customers during the restructuring efforts, the effects of contingencies, such as litigation or disputes discussed in Note 14, changes in the competitive environment of the markets that it serves and changes in technology. Any variation could impact the Company's future cash requirements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

    The Company's interest rate exposure associated with short-term investments decreased since December 31, 2001 as short-term investments excluding marketable equity securities total $466.2 million as of June 30, 2002 compared to $893.9 million as of December 31, 2001.

    The Company's proposed balance sheet restructuring, if implemented, would have a significant impact on reducing the Company's interest rate risk relating to its debt portfolio.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company is subject to various types of litigation in connection with its business and operations.

    Williams' Securities Litigation

    On January 29, 2002, the first of numerous putative federal securities class actions was filed in the U.S. District Court for the Northern District of Oklahoma, against WCG, TWC, Keith Bailey, the former Chairman of TWC, Howard Janzen, the Chairman, President, and CEO of WCG, and Scott Schubert, the CFO of WCG. The putative class members in all of the cases are purchasers of the common stock of TWC and/or the WCG Class A common stock between July 24, 2000, and January 29, 2002. The complaints allege that the defendants violated federal securities acts by issuing a series of misrepresentations to the market between July 24, 2000, and January 29, 2002. WCG believes that the allegations are without merit.

    Recently, the Court entered an order bifurcating the case into two groups of plaintiffs. The first group consists of owners of WCG securities against WCG, Howard Janzen, and Scott Schubert. The second group consists of owners of TWC securities against TWC and Keith Bailey. Alex Meruelo has been named the lead plaintiff in the WCG case and is represented by Milberg, Weiss, Bershad, Hynes & Lerach, LLP and other firms as lead counsel. HGK Asset Management has been named the lead plaintiff in the TWC case and is represented by Schoengold & Sporn and other firms as lead counsel. The action against WCG has been stayed due to WCG's bankruptcy filing.

    Both TWC and WCG have asserted indemnification rights to each other with respect to these lawsuits and other similar claims and causes of actions.

    Right of Way Class Action Litigation

    A number of suits attempting to achieve class action status seek damages and other relief from the Company based on allegations that the Company installed portions of its fiber-optic cable without all necessary landowner consents. These allegations relate to use of rights of way licensed by railroads, state departments of transportation and others controlling pre-existing right-of-way corridors. The putative members of the class in each suit are those owning the land underlying or adjoining the right-of-way corridors. Similar actions have been filed against all major carriers with fiber-optic networks. It is likely that additional actions will be filed. The Company believes it obtained sufficient rights to install its cable. It also believes that the class action suits are subject to challenge on procedural grounds. TWC is also a defendant or a related party in certain of these lawsuits. The TWC Entities have asserted that they are entitled to indemnity or contribution from WCG, with respect to each of the above lawsuits and any other similar claims or causes of action.

    The Company and other major carriers are seeking to settle the class action claims referenced above relating to the railroad rights of way through an agreed class action styled Zografos et. al. vs. Qwest Communications Corp., et. al., filed in the U.S. District Court for the District of Oregon on January 31, 2002. On that same day, the plaintiffs and defendants jointly asked the Court to approve a settlement. The settlement would have settled the majority of the claims in the putative nationwide and statewide class actions referenced above. However, the case was dismissed on July 12, 2002, creating significant uncertainty regarding the ultimate resolution of this matter.

    Platinum Equity Dispute

    On August 28, 2001, Platinum Equity LLC sent formal notice that it believes the Company owes it approximately $47 million arising from a recalculation of the net working capital of the domestic, Mexican, and Canadian professional services operations of the Solutions segment sold to Platinum. Pursuant to the provisions of the sale agreement, the parties submitted the dispute to binding arbitration before an independent public accounting firm.

    Thoroughbred Technology and Telecommunications, Inc. vs. WCL

    On July 24, 2001, TTTI filed suit against WCL in the U.S. District Court for the Northern District of Georgia for claims that include breach of contract with respect to a fiber-optic fiber installation project that TTTI was constructing for itself and others, including WCL. TTTI seeks specific performance that includes payment of in excess of $36 million in damages plus pre-judgment interest and to require WCL to take title to a three (3) conduit system constructed between Cleveland, Ohio and Boyce, Virginia. WCL alleges various defenses, including significant warranty and breach of contract claims on the part of TTTI. On May 9, 2002, the Court granted TTTI's motion for partial summary judgment on the issue of WCL's liability, finding that WCL did not have the right to terminate the contract. WCL's warranty and breach of contract claims remain pending. The Court's order stated the amount of damages would not be established until a ruling is made regarding the remaining claims of both parties. However, recently TTTI filed a motion with the Court seeking to require WCL to close on the Cleveland to Boyce transaction and to enter judgment in TTTI's favor for in excess of $38 million. WCL has objected to the motion and the issue remains pending with the Court. Should the Court grant TTTI's motion and require WCL to close on the Cleveland to Boyce conduit segment and enter judgment in favor of TTTI, it is likely that WCL will be unable to post a bond or other security in which case WCL would be required to pay the amount within 30 days or risk a default under WCL's existing credit agreements. WCL remains confident of the validity of its counterclaims and that such claims, if proven, will reduce the amount of any potential judgment that TTTI may obtain. Moreover, WCL believes the Court erred in granting TTTI's motion for partial summary judgment and WCL has sought reconsideration of the order with the Court. Should the Court not reconsider its ruling, then WCL believes the order granting partial summary judgment to TTTI is likely to be overturned on appeal. However, should TTTI prevail in this litigation, there is a possibility that WCL's counterclaims would not reduce the amount of TTTI's claims to a level which is below certain monetary triggers in WCL's existing credit agreements, thus creating a default by WCL, which would, in turn, terminate the Restructuring Agreement. In recent correspondence, TTTI has indicated its intention to raise additional claims in the litigation against WCL in the stated amount of as much as $43 million. WCL has reviewed these potential claims based upon the limited information available to date and believes they are without merit.

    Oklahoma Department of Securities Investigation

    On April 26, 2002, the Department issued an Order of Investigation to both WCG and TWC. In that order, the Department expressed its intention to investigate unspecified allegations that WCG and TWC may have violated the Oklahoma Securities Act. The Company is cooperating fully with the Department. At this time, neither the scope of the Department's investigation nor the likely outcome of any such investigation can be determined. The

Company believes that all of its actions and disclosures have been in full compliance with the Oklahoma Securities Act.

    Summary

    The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business. Except for the material claims listed above, in the opinion of management upon advice from legal counsel, the ultimate resolution of all claims, legal actions and complaints after consideration of amounts accrued, insurance coverage or other indemnification arrangements is not expected to have a materially adverse effect upon the Company's future financial position, results of operations or cash flows.

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

                                                                            Aggregate Principal Amount
         Issue                                                             (as of February 11, 2002)(1)
         -----                                                             ----------------------------
         10.70% Senior Redeemable Notes due 2007                                 $  500,000,000
         10.875% Senior Redeemable Notes due 2009                                $1,500,000,000
         11.70% Senior Redeemable Notes due 2008                                 $  575,000,000
         11.875% Senior Redeemable Notes due 2010                                $  425,000,000

(1) $551 million in face amount of the Senior Redeemable Notes are held by CG Investments, Inc., a wholly-owned subsidiary of WCG.

    All actions with respect to enforcement of rights under the Senior Redeemable Notes are stayed by virtue of the commencement of the Chapter 11 Case.

    The Company has paid its preferred stock dividends through January 2002. As of the commencement of the Chapter 11 Case, the Company ceased accruing dividends on its preferred stock. Because of the priority requirements of the Bankruptcy Code, if the Plan is consummated as discussed above, the holders of the preferred stock will receive no distribution under the Plan and the preferred stock will be cancelled.

    See Note 3 to the condensed consolidated financial statements above and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding these defaults. Such information is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) The exhibits listed below are filed as part of this report

            10.108 Settlement Agreement among the Registrant, CG Austria, Inc., the Official Committee of Unsecured Creditors, The Williams Companies, Inc., and Leucadia National Corporation dated July 26, 2002, filed with the Bankruptcy Court as Exhibit A to the Joint Motion (filed as Exhibit
                      99.2 to the Current Report on Form 8-K dated July 31, 2002, (the "July 31, 2002, 8-K"))

            10.109 First Amended Joint Chapter 11 Plan of Reorganization of WCG and CG Austria, filed with the Bankruptcy Court as
                      Exhibit 1 to the Settlement Agreement (filed as Exhibit
                      99.3 to the July 31, 2002 8-K)

            10.110 Investment Agreement between the Registrant and Leucadia National Corporation dated July 26, 2002, filed with the Bankruptcy Court as Exhibit 2 to the Settlement Agreement (filed as Exhibit 99.4 to the July 31, 2002 8-K)

            10.111 Purchase and Sale Agreement between Leucadia National Corporation and The Williams Companies, Inc., dated July 26, 2002, filed with the Bankruptcy Court as Exhibit 3 to the Settlement Agreement (filed as Exhibit 99.5 to the July 31, 2002 8-K)

            10.112 Real Property Purchase and Sale Agreement among the Registrant, Williams Headquarters Building Company, Williams Technology Center, LLC, Williams Communications, LLC, and Williams Aircraft Leasing, LLC, dated July 26, 2002, filed with the Bankruptcy Court as Exhibit 4 to the Settlement Agreement (filed as Exhibit 99.6 to the July 31, 2002 8-K)

            10.113 List of TWC Continuing Contracts, filed with the Bankruptcy Court as Exhibit 5 to the Settlement Agreement (filed as Exhibit 99.7 to the July 31, 2002 8-K)

            10.114 Agreement for the Resolution of Continuing Contract Disputes among the Registrant, Williams Communications, LLC, and The Williams Companies, Inc., dated July 26, 2002, filed with the Bankruptcy Court as Exhibit 6 to the Settlement Agreement (filed as Exhibit 99.8 to the July 31, 2002 8-K)

            10.115 Tax Cooperation Agreement between the Registrant and The Williams Companies, Inc., dated July 26, 2002, filed with the Bankruptcy Court as Exhibit 7 to the Settlement Agreement (filed as Exhibit 99.9 to the July 31, 2002 8-K)

            10.116 Amendment to Trademark License Agreement between the Registrant and The Williams Companies, Inc., dated July 26, 2002, filed with the Bankruptcy Court as Exhibit 8 to the Settlement Agreement (filed as Exhibit 99.10 to the July 31, 2002 8-K)

            10.117 Assignment of Rights between Williams Information Services Corporation and Williams Communications, LLC, dated July 26, 2002, filed with the Bankruptcy Court as Exhibit 9 to the Settlement Agreement (filed as Exhibit 99.11 to the July 31, 2002 8-K)

            10.118 Guaranty Indemnification Agreement between the Registrant and The Williams Companies, Inc., dated July 26, 2002, filed with the Bankruptcy Court as Exhibit 10 to the Settlement Agreement (filed as Exhibit 99.12 to the July 31, 2002 8-K)

            12 Computations of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

        (b) During the second quarter 2002, WCG filed a Form 8-K on April 4, 2002, which reported a significant event under Item 5 of the Form and included the exhibits required by Item 7 of the Form, and on May 2, 2002, which reported a significant event under Item 3 of the Form and included the exhibits required by Item 7 of the Form.

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


                                       WILLIAMS COMMUNICATIONS GROUP, INC.
                                       -----------------------------------------
                                       (Registrant)




                                       /s/ Ken Kinnear
                                       -----------------------------------------
                                       Ken Kinnear
                                       Controller
                                       (Duly Authorized Officer and
                                       Principal Accounting Officer)

August 13, 2002

                                INDEX TO EXHIBITS

            EXHIBIT
            NUMBER                        DESCRIPTION
            ------                        -----------
            10.108    Settlement Agreement among the Registrant, CG Austria,
                      Inc., the Official Committee of Unsecured Creditors, The
                      Williams Companies, Inc., and Leucadia National
                      Corporation dated July 26, 2002, filed with the Bankruptcy
                      Court as Exhibit A to the Joint Motion (filed as Exhibit
                      99.2 to the Current Report on Form 8-K dated July 31,
                      2002, (the "July 31, 2002, 8-K"))

            10.109    First Amended Joint Chapter 11 Plan of Reorganization of
                      WCG and CG Austria, filed with the Bankruptcy Court as
                      Exhibit 1 to the Settlement Agreement (filed as Exhibit
                      99.3 to the July 31, 2002 8-K)

            10.110    Investment Agreement between the Registrant and Leucadia
                      National Corporation dated July 26, 2002, filed with the
                      Bankruptcy Court as Exhibit 2 to the Settlement Agreement
                      (filed as Exhibit 99.4 to the July 31, 2002 8-K)

            10.111    Purchase and Sale Agreement between Leucadia National
                      Corporation and The Williams Companies, Inc., dated July
                      26, 2002, filed with the Bankruptcy Court as Exhibit 3 to the Settlement Agreement (filed as Exhibit 99.5 to the
                      July 31, 2002 8-K)

            10.112    Real Property Purchase and Sale Agreement among the
                      Registrant, Williams Headquarters Building Company,
                      Williams Technology Center, LLC, Williams Communications,
                      LLC, and Williams Aircraft Leasing, LLC, dated July 26,
                      2002, filed with the Bankruptcy Court as Exhibit 4 to the Settlement Agreement (filed as Exhibit 99.6 to the July
                      31, 2002 8-K)

            10.113    List of TWC Continuing Contracts, filed with the
                      Bankruptcy Court as Exhibit 5 to the Settlement Agreement
                      (filed as Exhibit 99.7 to the July 31, 2002 8-K)

            10.114    Agreement for the Resolution of Continuing Contract
                      Disputes among the Registrant, Williams Communications,
                      LLC, and The Williams Companies, Inc., dated July 26,
                      2002, filed with the Bankruptcy Court as Exhibit 6 to the Settlement Agreement (filed as Exhibit 99.8 to the July
                      31, 2002 8-K)

            10.115    Tax Cooperation Agreement between the Registrant and The
                      Williams Companies, Inc., dated July 26, 2002, filed with the Bankruptcy Court as Exhibit 7 to the Settlement
                      Agreement (filed as Exhibit 99.9 to the July 31, 2002 8-K)

            10.116    Amendment to Trademark License Agreement between the
                      Registrant and The Williams Companies, Inc., dated July
                      26, 2002, filed with the Bankruptcy Court as Exhibit 8 to the Settlement Agreement (filed as Exhibit 99.10 to the
                      July 31, 2002 8-K)

            10.117    Assignment of Rights between Williams Information Services
                      Corporation and Williams Communications, LLC, dated July
                      26, 2002, filed with the Bankruptcy Court as Exhibit 9 to the Settlement Agreement (filed as Exhibit 99.11 to the
                      July 31, 2002 8-K)

            10.118 Guaranty Indemnification Agreement between the Registrant and The Williams Companies, Inc., dated July 26, 2002, filed with the Bankruptcy Court as Exhibit 10 to the Settlement Agreement (filed as Exhibit 99.12 to the July
                      31, 2002 8-K)

            12        Computations of Ratio of Earnings to Fixed Charges and
                      Ratio of Earnings to Combined Fixed Charges and Preferred
                      Stock Dividend Requirements